Form 10-Q
period 2007-06-30
CAVIUM NETWORKS, INC.
filed 2007-08-03
CIK 1175609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33435
CAVIUM NETWORKS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	77-0558625

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

805 E. Middlefield Road
Mountain View, California	94043

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 623-7000
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☑       No    ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐       No    ☑
The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at August 1, 2007 was: 39,661,706

CAVIUM NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION
Item 1 Condensed Consolidated Financial Statements
CAVIUM NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2007	2006
Assets

Current assets:
Cash and cash equivalents	$100,821	$10,154
Accounts receivable, net of allowance of $118 and $102, respectively	8,632	7,248
Inventories	5,166	5,006
Prepaid expenses and other current assets	985	405

Total current assets	115,604	22,813
Property and equipment, net	5,685	5,040
Intangible assets, net	3,367	1,902
Other assets	156	207

Total assets	$124,812	$29,962

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,875	$2,904
Accrued expenses and other current liabilities	2,047	2,853
Deferred revenue	3,376	628
Capital lease and technology license obligations, current portion	2,844	2,564
Preferred stock warrant liability	—	701
Current portion of notes payable	—	1,474

Total current liabilities	12,142	11,124

Notes payable, net of current portion	—	2,526
Capital lease and technology license obligations, net of current portion	1,117	1,016
Other non-current liabilities	—	39

Total liabilities	13,259	14,705

Commitments and contingencies (Note 12)
Mandatorily redeemable convertible preferred stock, par value $0.001:

22,935,158 and 22,935,158 shares authorized; none and 22,364,197 shares issued and outstanding; none and $69,623 aggregate liquidation preference	—	72,437

Stockholders’ equity (deficit)
Common stock, par value $0.001:
40,965,057 and 40,965,057 shares authorized; 39,633,336 and 9,365,600 shares issued and outstanding	40	9
Additional paid-in capital	173,522	3,731
Accumulated deficit	(62,009)	(60,920)

Total stockholders’ equity (deficit)	111,553	(57,180)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit)	$124,812	$29,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$12,666	$8,099	$23,807	$15,148
Cost of revenue	4,698	3,135	8,880	5,757

Gross profit	7,968	4,964	14,927	9,391

Operating expenses:
Research and development	4,721	4,939	9,047	10,059
Sales, general and administrative	3,482	2,799	6,691	4,953

Total operating expenses	8,203	7,738	15,738	15,012

Loss from operations	(235)	(2,774)	(811)	(5,621)

Other income (expense), net:
Interest expense	(291)	(199)	(499)	(284)
Warrant revaluation expense	(349)	(152)	(574)	(303)
Interest income and other	817	36	886	117

Total other income (expense), net	177	(315)	(187)	(470)

Loss before income tax expense	(58)	(3,089)	(998)	(6,091)
Income tax expense	(34)	—	(91)	(2)

Net loss	$(92)	$(3,089)	$(1,089)	$(6,093)

Net loss per common share, basic and diluted	$(0.00)	$(0.39)	$(0.06)	$(0.77)

Shares used in computing basic and diluted net loss per common share	28,835,471	7,997,404	18,715,120	7,879,754
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(1,089)	$(6,093)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation expense	777	268
Amortization of warrant costs to interest expense	149	105
Revaluation of warrants to fair value	574	303
Depreciation and amortization	2,644	2,268
Others	—	10
Changes in assets and liabilities
Accounts receivable, net	(1,384)	(2,257)
Inventories	(160)	(1,087)
Prepaid expenses and other current assets	(183)	26
Other assets	(176)	(14)
Accounts payable	995	1,394
Accrued expenses and other current and non-current liabilities	(827)	27
Deferred revenue	2,748	195

Net cash provided by (used in) operating activities	4,068	(4,855)

Cash flows used in investing activities
Purchases of property and equipment	(2,279)	(672)
Purchases of IP licenses and intangible assets	(339)	—

Net cash used in investing activities	(2,618)	(672)

Cash flows provided by financing activities
Proceeds from (payment for) term loan financing	(4,000)	4,000
Proceeds from initial public offering, net of costs	94,742	—
Proceeds from issuance of common stock upon exercise of options	177	802
Principal payment of capital lease and technology license obligations	(1,692)	(1,711)
Repurchases of shares of unvested common stock	(10)	(11)
Proceeds from issuance of convertible preferred stock in connection with warrant exercise	—	203

Net cash provided by financing activities	89,217	3,283

Net increase (decrease) in cash and cash equivalents	90,667	(2,244)
Cash and cash equivalents, beginning of period	10,154	7,879

Cash and cash equivalents, end of period	$100,821	$5,635

Supplemental disclosure of cash flow information
Cash paid for interest	$347	$116

Supplemental disclosure of non-cash activities
Capital lease and technology license obligations	$1,605	$2,908
Vesting of early exercised options	$64	$70
Additions to property and equipment included in accounts payable and accrued expenses	$201	$470
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Significant Accounting Policies
Organization
     Cavium Networks, Inc. (the “Company”) was incorporated in the state of California on November 21, 2000 and was reincorporated in the state of Delaware effective February 6, 2007. The Company designs, develops and markets semiconductor processors for intelligent and secure networks.
Initial Public Offering
     In May 2007, the Company completed its initial public offering (“IPO”) of common stock in which it sold and issued 7,762,500 shares of common stock, including 1,012,500 shares of underwriters’ over-allotment, at an issue price of $13.50 per share. A total of $104.8 million in gross proceeds was raised from the IPO, or approximately $94.8 million in net proceeds after deducting underwriting discounts and commissions of $7.3 million and other offering costs of $2.7 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 22,364,378 shares of common stock, and 102,619 warrants to purchase mandatorily redeemable convertible preferred stock were converted into warrants to purchase common stock.
Summary of Significant Accounting Policies
Basis of Presentation
     The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, these financial statements should be read in conjunction with the Company’s Registration Statement on Form S-1 (File No.333-140660) on file with the SEC for the years ended December 31, 2005 and 2006.
     The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2007, and the consolidated results of its operations for the three and six months ended June 30, 2007 and 2006, and the consolidated cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.
     The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Cash & Cash Equivalents
     The Company considers all highly liquid investments with an original or remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market instruments.
Allowance for Doubtful Accounts
     The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific age and amount, and all other balances on a pooled basis based on historical collection experience and economic risk assessment. The Company’s allowance for doubtful accounts was $43,000 and $68,000 as of June 30, 2007 and December 31, 2006 respectively.
Inventories
     Inventories consist of work-in-process and finished goods. Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value). The Company writes down inventory by establishing inventory reserves based on historical usage and forecasted demand. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values. Inventory reserves, once established, are not released until the related inventories have been sold or scrapped.
Property and Equipment
     Property and equipment are stated at cost and depreciated over their estimated useful lives, generally three to five years, using the straight-line method. Leasehold improvements are amortized over the shorter of estimated useful lives or unexpired lease term. Additions and improvements that increase the value or extend the life of an asset are capitalized. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred.

Estimated
Useful Lives
Software and computer equipment	1 to 5 years
Test equipment	1 to 3 years
Furniture, office equipment and leasehold improvements	1 to 5 years
     The Company capitalizes the cost of fabrication masks that are reasonably expected to be used during production manufacturing. Such amounts are included within property and equipment and depreciated to cost of revenue generally over a period of twelve months. If the Company does not reasonably expect to use the fabrication mask during production manufacturing, the related mask costs are expensed to research and development in the period in which the costs are incurred. The Company has capitalized $1,204,000 and $0 for the three months ended June 30, 2007 and 2006, respectively, and $1,731,000 and $0 mask costs in property and equipment for the six months ended June 30, 2007 and 2006, respectively.
Impairment of Long-Lived Assets
     The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Fair Value of Financial Instruments
     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and liabilities, approximate their fair values due to their short-term nature.
Concentration of Risk
     The Company’s products are currently manufactured, assembled and tested by third-party contractors in Asia. There are no long-term agreements with any of these contractors. A significant disruption in the operations of one or more of these contractors would impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. The Company deposits cash and cash equivalents with credit worthy financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are reputable and, accordingly, minimal credit risk exists.
     The Company’s accounts receivable are derived from revenue earned from customers primarily headquartered in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. Summarized below are individual customers whose accounts receivable balances or revenues were 10% or higher of respective total consolidated amounts.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Percentage of total revenue
Customer A	24%	19%	23%	16%
Customer B	20%	23%	20%	22%
All other customers	56%	58%	57%	62%

Total	100%	100%	100%	100%

		As of December 31,
	As of June 30, 2007	2006
Percentage of gross accounts receivable

Customer E	14%	23%
All other customers	86%	77%

Total	100%	100%

Intangible Assets
     Prepaid technology licenses and acquired technologies, which includes technologies acquired from other companies either as a result of acquisitions or licensing, are capitalized and amortized on the straight-line method over the estimated useful life of the technologies, which generally does not exceed three years. Technology license obligations in installments are capitalized using the present value of the payments.
Revenue Recognition
     The Company derives its revenue primarily from sales of semiconductor products. The Company recognizes revenue from product sales when persuasive evidence of a binding arrangement exists, delivery has occurred, the fee is deemed fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. The fee is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices, which is often memorialized with a customer purchase order. Agreements with non-distributor customers do not include rights of return or acceptance provisions. The Company assesses the ability to collect from the Company’s customers based on a number of factors, including credit worthiness and any past transaction history of the customer. If the customer is not deemed credit worthy, or the fee is not considered fixed or determinable, the Company will defer all revenue from the arrangement until payment is received and all other revenue recognition criteria is met.
     Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. The Company generally recognizes revenue at the time of shipment to the Company’s customers. Revenue consists primarily of sales of the Company’s products to networking original equipment manufacturers (“OEM”), their contract manufacturers or to international distributors. Initial sales of the Company’s products for a new design are usually made directly to networking OEMs as they design and develop their product. Once their design enters production, they often outsource their manufacturing to contract manufacturers that purchase the Company’s products directly from the Company or from the Company’s international distributors.
     The Company grants its distributors limited rights of returns and price protection. Revenue from sales to distributors is recognized upon shipment if the Company concludes it can reasonably estimate the credits for returns and price adjustments issuable. Revenue from sales to distributors is deferred if the Company grants more than limited rights of returns and price credits or if it cannot reasonably estimate the level of returns and credits issuable. During the quarter ended June 30, 2007, the Company signed a distribution agreement with Avnet, Inc. to distribute its products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet, Inc. the Company will defer recognition of revenue and related cost of revenue until resell of the product. No shipments were made to Avnet, Inc as of June 30, 2007 and therefore the Company did not record any deferred revenue. The Company records an estimated allowance, at the time of shipment, based on the Company’s historical patterns of returns and pricing credits of sales recognized upon shipment. The credits issued to distributors or other customers were not material for the three or six months ended June 30, 2007 and 2006.
     The Company also derives revenue in the form of license and maintenance fees through licensing its software products. Revenue from such arrangements is recorded by applying the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions. Revenue from such arrangements totaled $265,000 and $116,000 for the three months ended June 30, 2007 and 2006, and $583,000 and $374,000 for the six months ended June 30, 2007 and 2006, respectively. The value of any support services is recognized as services revenue on a straight-line basis over the term of the related support period, which is typically one year.
     The Company also enters into development agreements with some of its customers. Development revenue is recognized under the proportional performance method, with the associated costs included in cost of revenue. The Company estimates the proportional performance of the development contracts based on an analysis of progress toward completion. The Company periodically evaluates the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. To date, the Company has not recorded any such losses. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on progress toward completion of projects in progress. To the extent the Company is unable to estimate the proportional performance then the revenue is recognized on a completed contract basis.
     Total deferred revenue was $3,376,000 and $628,000 as of June 30, 2007 and December 31, 2006, respectively, which includes deferred revenue associated with license and maintenance fees and development revenue.
Warranty Accrual
     The Company’s products are subject to a one-year warranty period. The Company provides for the estimated future costs of replacement upon shipment of the product as cost of revenue. The warranty accrual is estimated based on historical claims compared to historical revenue and assumes that products have to be replaced subject to a claim. The following table presents a reconciliation of the Company’s product warranty liability, which is included within accrued expenses and other current liabilities in the consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Beginning balance	$170	$113	$161	$106
Accruals for warranties issued	59	57	98	66
Settlements made	(46)	(35)	(76)	(37)

Ending balance	$183	$135	$183	$135

Indemnities
     In the ordinary course of business the Company enters into agreements with customers that include indemnity provisions. Based on historical experience and other available information the Company believes its exposure related to the above indemnity provisions were immaterial for each of the periods presented.
Research and Development
     Research and development costs are expensed as incurred and primarily include personnel costs, prototype expenses, which include the cost of fabrication mask costs not reasonably expected to be used in production manufacturing, and allocated facilities costs as well as depreciation of equipment used in research and development.
Advertising
     The Company expenses advertising costs as incurred. Advertising costs were $116,000 and $92,000 for the three months ended June 30, 2007 and 2006, respectively, and $243,000 and $150,000 for the six months ended June 30, 2007 and 2006, respectively.
Operating Leases
     The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent paid is recorded as accrued rent in accrued expenses and other current and non-current liabilities components of the consolidated balance sheets.
Income Taxes
     The Company provides for deferred income taxes under the asset and liability method. Under this method, deferred tax assets, including those related to tax loss carryforwards and credits, and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that the net deferred tax asset will not be recovered.
Accounting for Stock-Based Compensation
     Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In accordance with APB 25, the Company recognized no stock-based compensation expense for options granted to employees with an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant.

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the prospective transition method, which requires it to apply the provisions of SFAS 123(R) only to awards granted, modified, repurchased or cancelled after the adoption date. Under this transition method, the Company’s stock-based compensation expense recognized during the year-ended December 31, 2006 is based on the grant date fair value of stock option awards the Company grants or modifies on or after January 1, 2006. The Company recognizes this expense on a straight-line basis over the options’ vesting periods. The Company estimates the grant date fair value of stock option awards under the provisions of SFAS 123(R) using the Black-Scholes option valuation model, which requires, among other inputs, an estimate of the Company’s fair value of the underlying common stock on the date of grant.
     For the three months ended June 30, 2007 and 2006, the Company recorded stock-based compensation expense of $420,000 and $210,000, respectively. For the six months ended June 30, 2007 and 2006, the Company recorded stock-based compensation expense of $777,000 and $268,000, respectively. In future periods, stock-based compensation expense may increase as the Company issues additional stock-based awards to continue to attract and retain key employees. SFAS 123(R) also requires that the Company recognize stock-based compensation expense only for the portion of stock options that are expected to vest, based on the Company’s estimated forfeiture rate. If the actual number of future forfeitures differs from that estimated by management, the Company may be required to record adjustments to stock-based compensation expense in future periods.
     The Company accounts for stock-based compensation arrangements with non-employees in accordance with SFAS 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The fair value of the stock options granted to non-employees was estimated using the Black-Scholes option valuation model. This model utilizes the estimated fair value of the Company’s common stock, the contractual term of the option, the expected volatility of the price of the Company’s common stock, risk-free interest rates and the expected dividend yields of the Company’s common stock. Stock-based compensation expense related to non-employees was $14,000 and $15,000 for the three months ended June 30, 2007 and 2006, respectively. Stock-based compensation expense related to non-employees was $82,000 and $54,000 for the six months ended June 30, 2007 and 2006, respectively.
     The Company did not capitalize any stock-based compensation expense and recorded stock-based compensation expense included in the consolidated statement of operations for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(in thousands)
Cost of revenue	$16	$3	$20	$3
Research and development	177	122	315	141
Sales, general and administrative	227	85	442	124

	$420	$210	$777	$268

Other Comprehensive Income (Loss)
     Comprehensive income (loss) includes all changes in equity that are not the result of transactions with stockholders. For the three months and six months ended June 30, 2007 and 2006, there are no components of comprehensive income (loss) which are excluded from the net loss and, therefore, no separate statement of comprehensive income (loss) has been presented.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective beginning in the first quarter of fiscal 2008. The Company is currently evaluating what impact, if any, SFAS No. 157 will have on its interim financial reporting.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt this pronouncement in the first quarter of 2008 and is currently evaluating the impact of this pronouncement on the Company’s consolidated results of operations and financial position.
2. Net loss Per Common Share
     Basic net loss per common share is calculated using the weighted-average number of common shares outstanding during the period that are not subject to vesting provisions. Net loss per common share assuming dilution is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock options, unvested common stock and convertible securities.
     The following table sets forth the computation of net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Net loss	$(92)	$(3,089)	$(1,089)	$(6,093)

Shares used in computing basic and diluted net loss per common share	28,835,471	7,997,404	18,715,120	7,879,754

Net loss per common share, basic and diluted	$(0.00)	$(0.39)	$(0.06)	$(0.77)

     Basic and diluted net loss per common share were the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive. The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Options to purchase common stock	3,702,674	2,020,892	3,493,076	2,087,876
Common stock subject to vesting provisions	713,909	1,101,447	755,240	1,056,890

Mandatorily redeemable convertible preferred stock	7,454,793	21,111,660	14,909,585	21,101,525
Warrants to purchase mandatorily redeemable convertible preferred stock	—	312,847	—	312,847
Warrants to purchase common stock	102,619	—	102,619	—

	11,973,995	24,546,846	19,260,520	24,559,138

3. Inventories
     Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value) and are comprised of the following:

	As of	As of
	June 30, 2007	December 31, 2006
	(In thousands)
Work-in-process	$3,348	$2,069
Finished goods	1,818	2,937

	$5,166	$5,006

4. Property and Equipment, net
     Property and equipment, net, consisted of the following:

	As of	As of
	June 30, 2007	December 31, 2006
	(in thousands)
Test equipment	$3,359	$1,418
Software and computer equipment	7,567	7,178
Furniture, office equipment and leasehold improvements	41	40
Construction-in-progress	148	—

	11,115	8,636
Less: accumulated depreciation and amortization	(5,430)	(3,596)

	$5,685	$5,040

     Depreciation and amortization expense was $1,012,000 and $589,000 for the three months ended June 30, 2007 and 2006, respectively, and $1,845,000 and $870,000 for the six months ended June 30, 2007 and 2006, respectively.
     Capital leases included in property and equipment were $3,622,000 at June 30, 2007 and December 31, 2006, respectively. Amortization expense related to assets recorded under capital lease was $315,000 for each of the three months ended June 30, 2007 and 2006, respectively, and $630,000 for each of the six months ended June 30, 2007 and 2006.
5. Intangible Assets, net
     Intangible assets consisted of the following:

	As of	As of
	June 30, 2007	December 31, 2006
	(In thousands)
Developed technology	$3,343	$3,343
Technology license	7,818	5,544

	11,161	8,887
Less: accumulated depreciation & amortization	(7,794)	(6,985)

	$3,367	$1,902

     Amortization expense was $403,000 and $699,000 for the three months ended June 30, 2007 and 2006, respectively, and $799,000 and $1,398,000 for the six months ended June 30, 2007 and 2006, respectively. Amortization expense decreased in the first three and six months in 2007 compared to 2006 due to the completion of amortization of one of the capitalized licenses in 2006.

6. Accrued Expenses and Other Current Liabilities

	As of	As of
	June 30, 2007	December 31, 2006
	(in thousands)
Accrued compensation and related benefit	$919	$851
Accrued warranty	183	161
Refundable deposits related to unvested employee stock option exercises	117	173
Professional fees	147	583
Income tax payable	180	558
Other	501	527

	$2,047	$2,853

7. Notes Payable
     In October 2005, the Company entered into a loan and security agreement with Silicon Valley Bank to provide a revolving line of credit for $6.0 million collateralized by eligible receivables and all of the Company’s other assets except intellectual property. Borrowings under the revolving line of credit bear interest at the bank’s prime rate plus an applicable margin based on certain financial ratios of the Company at the borrowing date. The applicable rate of interest under the revolving line of credit was 10.5% as of December 31, 2006. On January 25, 2007, the Company entered into a loan modification agreement that extended the term of the existing revolving line of credit through July 4, 2008.
     In October 2005, the Company also entered into a term loan and security agreement (the “October 6, 2005 Term Loan and Security Agreement”) with Silicon Valley Bank that provided a $4.0 million term loan line of credit. The credit line was secured by all of the Company’s other assets except intellectual property. Upon entering into the October 6, 2005 Term Loan and Security Agreement, the Company issued warrants to purchase a total of 27,500 shares of Series D convertible preferred stock at a price of $6.58 per share.
     In June 2006, the Company borrowed $4.0 million against this term loan line of credit. Concurrently, the Company issued additional warrants to purchase 27,500 shares of Series D convertible preferred stock at a price of $6.58 per share. On October 24, 2006 the Company entered into the First Amendment to this term loan and security agreement. The term loan carried a fixed interest rate of 10.5% as of December 31, 2006 and $4.0 million was outstanding under this term loan. The Company repaid the term loan on May 3, 2007 subsequent to the IPO.
8. Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Deficit
     Mandatorily Redeemable Convertible Preferred Stock
     At the closing of the IPO in May 2007, all outstanding mandatorily redeemable convertible preferred stock converted to common stock. The following table sets forth the information about the mandatorily redeemable convertible preferred stock:

	As of June 30,	As of December
	2007	31, 2006
	(in thousands, except share data)
Mandatorily redeemable convertible preferred stock, par value $0.001

Series A: 4,349,995 shares authorized; 4,349,989 shares issued and outstanding at December 31, 2006 and none was issued and outstanding at June 30, 2007; none and $7,830 liquidation preference	$—	$7,773

Series B: 7,612,431 shares authorized; 7,564,448 shares issued and outstanding at December 31, 2006 and none was issued and outstanding at June 30, 2007; none and $15,885 liquidation preference	—	16,534

Series C: 6,206,897 shares authorized; 6,206,892 shares issued and outstanding at December 31, 2006 and none was issued and outstanding at June 30, 2007; none and $18,000 liquidation preference	—	17,973

Series D: 4,765,835 shares authorized at December 31, 2006; 4,242,866 shares issued and outstanding at December 31, 2006 and none was issued and outstanding as of June 30, 2007; none and $27,908 liquidation preference	—	30,157

Total mandatorily redeemable convertible preferred stock	$—	$72,437

Warrants
     Pursuant to the amendment with Silicon Valley Bank and upon closing of the company’s IPO in May 2007, all of the outstanding warrants to purchase mandatorily redeemable convertible preferred stock converted to warrants to purchase common stock. The following table sets forth the warrant liability that was reclassed to common stock paid-in-capital.

				Estimated Fair
	Number			Value reclassed to
	of Shares			Common Stock
Series of Convertible	Subject to		Exercise	warrants upon	Expiration
Preferred Stock	Warrants	Issue Date	Price	IPO	Date
B	47,619	November 1, 2002	$2.10	$568,000	October 31, 2012
D	27,500	October 6, 2005	6.58	352,000	October 5, 2015
D	27,500	June 19, 2006	6.58	352,000	October 5, 2015

	102,619			$1,272,000

     On May 1, 2007, the Company signed an amendment with Silicon Valley Bank who held warrants to purchase 47,619 shares of Series B preferred stock and 17,187 shares of Series D preferred stock to convert the warrants to common stock warrant. As a result, the fair value of the warrants at the time of the conversion was $745,000. The remaining warrants to purchase Series D preferred stock were automatically converted at the closing of the IPO on May 7, 2007. The fair value of the warrants at the conversion was $527,000.

Common Stock
     In May 2007, the Company completed its IPO in which the Company sold and issued 7,762,500 shares of common stock, including 1,012,500 shares of the underwriters’ over-allotment, at an issue price of $13.50 per share. The Company received gross proceeds of $104.8 million from the IPO, or approximately $94.8 million in net proceeds after deducting underwriting discounts and commissions of $7.3 million and other offering costs of $2.7 million. Upon the closing of the IPO, all shares of mandatorily redeemable convertible preferred stock outstanding automatically converted into 22,364,378 shares of common stock. As of June 30, 2007 the Company had the following common stock outstanding:

Common stock outstanding at December 31, 2006	9,365,600
Common stock issued in IPO	7,762,500
Conversion of mandatorily redeemable convertible preferred stock to common stock	22,364,378
Common stock issued in connection with exercises of stock options	155,443
Repurchases of shares of unvested common stock	(14,585)

Common stock outstanding at June 30, 2007	39,633,336

Stock Options and Unvested Common Stock
     Upon completion of its IPO in May 2007, the Company adopted the 2007 Stock Incentive Plan (the “Plan”), which reserved 5,000,000 shares of the Company’s common stock. The Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively, “stock awards”), and performance cash awards, all of which may be granted to employees (including officers), directors, and consultants and employees (including officers) and consultants or affiliates. As of June 30, 2007, no grant has been made under the Plan.
     Under the Company’s 2001 Stock Incentive Plan (“2001 plan”), certain employees and directors have the right to early-exercise unvested stock options, subject to rights held by the Company to repurchase unvested shares in the event of voluntary or involuntary termination. For options granted prior to March 2005, the Company has the right to repurchase any such shares at the shares’ original purchase price. For options granted after March 2005, the Company has the right to repurchase such shares at the lower of market value or the original purchase price.
     For those options granted prior to March 2005, in accordance with EITF 00-23, Working Group Work Plan Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44 Accounting for Certain Transactions involving Stock Compensation, the Company accounts for cash received in consideration for the early-exercise of unvested stock options as a current liability, included as a component of accrued liabilities in the Company’s consolidated balance sheets. For those shares issued in connection with options granted prior to March 2005, there were 225,193 and 377,030 unvested shares outstanding as of June 30, 2007 and December 31, 2006, respectively, and $117,000 and $173,000 related liabilities, respectively.
     Detail related to activity of unvested shares of common stock is as follows:

		Weighted-
		Average
	Number of	Exercise/
	Unvested Shares	Purchase
	Outstanding	Price
Balance as of December 31, 2006	872,210	$1.63
Issued	68,180	5.50
Vested	(149,885)	1.23
Forfeited	(14,585)	0.71

Balance as of March 31, 2007	775,920	2.06
Issued	12,217	6.45
Vested	(133,769)	1.11
Forfeited	—	—

Balance as of June 30, 2007	654,368	2.34

     Detail related to stock option activity is as follows:

	Number of	Exercise
	Shares	Price
	Outstanding	per Share
Balance at December 31, 2006	4,221,404	$2.05
Options granted	361,375	8.52
Options exercised	(92,578)	4.58
Options forfeited	(75,504)	4.62

Balance as of March 31, 2007	4,414,697	2.48
Options granted	—	—
Options exercised	(62,865)	1.92
Options cancelled	(17,195)	1.51

Balance as of June 30, 2007	4,334,637	2.49

     The total intrinsic value for options exercised for the three months ended June 30, 2007 and 2006 amounted to $790,000 and $56,000, respectively, and for the six months ended June 30, 2007 and 2006 amounted to $1,154,000 and $455,000, respectively, representing the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price paid.
     The following table summarizes information about stock options outstanding:

		Weighted
	Number	Average	Weighted
	Outstanding	Remaining	Average
Exercise Prices	As of 06/30/07	Contractual Term	Exercise Price
$0.19 to 0.20	208,122	5.49	$0.20
0.30	587,555	7.09	0.30
0.80	11,000	7.46	0.80
1.02	1,149,575	8.09	1.02
1.50	65,750	8.47	1.50
3.04	1,696,621	8.73	3.04
3.74	93,500	8.95	3.74
5.42	150,000	9.41	5.42
5.52	65,500	9.16	5.52
8.52	307,014	9.74	8.52

$0.19-8.52	4,334,637	8.28	2.49

Exercisable	1,752,404		1.52

Vested and expected to vest	4,153,896		2.44

     The fair value of each employee option grant for the three months ended June 30, 2007 and 2006 under SFAS 123(R) was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	N/A	4.83%	4.72%	4.38%–5.23%
Expected life	N/A	4 to 5 years	4 year	4 to 5 years
Dividend yield	N/A	None	None	None
Volatility	N/A	60%	55%	50–60%
     The Company determined that it was not practical to calculate the volatility of its share price since the Company’s securities were not publicly traded prior to May 2, 2007 and therefore, there was no readily determinable market value for its stock; it had limited information on its own past volatility; and the Company is a high-growth technology company whose future operating results are not comparable to its prior operating results. Therefore, the Company estimated its expected volatility based on reported market value data for a group of publicly traded companies, which it selected from certain market indices, that the Company believed was relatively comparable after consideration of their size, stage of life cycle, profitability, growth, and risk and return on investment. The Company used the average expected volatility rates reported by the comparable group for an expected term that approximated the expected term estimated by the Company, or a less period equal to the full history of the comparable company if less than the expected life.
     The estimated weighted-average grant date fair value of options granted for the three months ended June 30, 2007 and 2006 was $0 and $2.48, respectively, and the weighted-average grant date fair value of options granted for the six months ended June 30, 2007 and 2006 was $5.93 and $1.98, respectively.
9. Current and Deferred Income Taxes
     For the three and six months ended June 30, 2007 and 2006, the provision for income taxes was based on the estimated annual effective tax rate in compliance with SFAS 109 and other related guidance. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and the possible outcomes of current and future audits.
     The following table presents the provision and benefit for income taxes and the effective tax rates for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2007	2006	2007	2006
Loss before income taxes	$(58)	$(3,089)	$(998)	$(6,091)
Income tax provision	34	—	91	2

Effective tax rate	58.6%	0%	9.1%	0%

     The provision for income taxes for the three and six months ended June 30, 2007 of $34,000 and $91,000 related principally to the federal alternative minimum tax, international taxes and state income taxes. The difference between the provision for income that would be derived by applying the statutory rate to income before tax for the three months and six months ended June 30, 2007 and the provision actually recorded was due to the impact of non-deductible SFAS 123R stock option compensation expenses and warrant expenses offset by the benefit from net operating loss carryforwards.
     The Company is in the process of expanding its international operations and staff to better support the expansion into international markets. This expansion includes the implementation of an international structure that includes, among other things, a research and development cost-sharing arrangement, certain licenses and other contractual arrangements between the Company and its wholly-owned domestic and foreign subsidiaries. The Company’s foreign subsidiaries have acquired certain rights to sell the existing intellectual property and intellectual property that will be developed or licensed in the future. The existing rights were transferred for an initial payment. As a result of these changes and an expanding customer base in Asia, the Company expects that an increasing percentage of its consolidated pre-tax income will be derived from, and reinvested in, its Asian operations. The Company anticipates that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the U.S. federal statutory tax rate and as a consequence, the Company’s effective income tax rate is expected to be lower than the U.S. federal statutory rate.
     As a result of the implementation of FIN 48, the Company did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings on the consolidated balance sheet. As of the date of adoption, the Company recorded a $3.1 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet. As of January 1, 2007 and June 30, 2007, the Company had $3.1 million and $3.2 million, respectively of unrecognized tax benefits, which is netted against deferred tax assets and is fully offset by a valuation allowance. The unrecognized tax benefit increased by approximately $67,000.
     The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The United States federal corporation income tax returns beginning with the 2000 tax year remain subject to examination by the IRS. The California corporation income tax returns beginning with the 2000 tax year remain subject to examination by the California Franchise Tax Board. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, it did not have any accrued interest or penalties associated with any unrecognized tax benefits. Although timing of the resolution and/or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.
10. Retirement Plan
     The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Through June 30, 2007, the Company has not made any contributions to the plan.

11. Segment Information
     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is organized as, and operates in, one reportable segment: the development and sale of semiconductor processor solutions for next-generation intelligent networking equipment. The chief operating decision-maker is the Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by customer and geographic region, for purposes of evaluating financial performance and allocating resources. The Company and its Chief Executive Officer evaluate performance based primarily on revenue to the customers and in the geographic locations in which the Company operates. Revenue is attributed by geographic location based on the bill-to location of customer. The Company’s assets are primarily located in the United States of America and not allocated to any specific region. Therefore, geographic information is presented only for total revenue. Substantially all of the Company’s long-lived assets are located in the United States of America.
     The following table is based on the geographic location of the OEMs or the distributors who purchased its products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end users. Sales by geography for the periods indicated were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands) (unaudited)
United States	$7,955	$4,762	$14,728	$8,849
Taiwan	2,170	1,610	4,595	3,095
Japan	725	751	1,514	1,327
Other countries	1,816	976	2,970	1,877

Total	$12,666	$8,099	$23,807	$15,148

12. Commitments and Contingencies
     The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expire through May 2012. The Company also acquires certain assets under capital leases.
     Minimum commitments under non-cancelable capital and operating lease agreements as of June 30, 2007 were as follows:

	Capital lease
	and technology
	license	Purchase	Operating
	obligations	commitment	leases	Total
	(in thousands)
as of end of Q2 2007	$1,718	$154	$528	$2,400
2008	2,498	690	659	3,847
2009			90	90
2010			44	44
2011			44	44
Thereafter			23	23

	$4,216	$844	$1,388	$6,448
Less: Interest components	(255)

Present value of minimum lease payment	3,961
Less: current portion	(2,844)

Long-term portion of obligations	$1,117

     Rent expense incurred under operating leases was $240,000 and $187,000 for the three months ended June 30, 2007 and 2006, respectively, and $464,000 and $376,000 for the six months ended June 30, 2007 and 2006, respectively.
     The Company is not currently a party to any legal proceedings that management believes would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.
     The technology license obligations include future cash payments payable primarily for two license agreements with outside vendors. One of the license agreements is for electronic design automation software which is used in the design of the Company’s products. There are no additional payments called for under this arrangement beyond the amount capitalized. The second license agreement includes a non-exclusive, non-transferable right to develop multiple licensed MIPS cores that implement the MIPS architecture. This second license agreement requires the Company to pay $1.9 million after the completion of its IPO for an automatic two-year extension of the license. As of June 30, 2007, $350,000 was paid, and the balance is accrued and the Company has calculated the net present value of the cash payments and recorded as technology license.
     The Company has a purchase agreement with Synopsis to purchase certain IP which is to be used for the Company’s future products. The Company has an agreement to pay $1.15 million over the two-year period for various IP, for which $306,000 has already been paid to purchase certain IP as of June 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Overview
     We are a provider of highly integrated semiconductor products that enable intelligent processing for networking, communications and security applications. We market and sell our products to providers of networking equipment that sell their products into the enterprise network, data center, broadband and consumer, and access and service provider markets. Our products are used in a broad array of networking equipment, including routers, switches, content-aware switches, unified threat management, or UTM and other security appliances, application-aware gateways, voice/video/data, or triple-play, gateways, wireless local area network, or WLAN and third-generation, or 3G access and aggregation devices, storage networking equipment, servers and intelligent network interface cards. We focus our resources on the design, sales and marketing of our products, and outsource the manufacturing of our products.
     From our incorporation in 2000 through 2003, we were primarily engaged in the design and development of our first processor family, NITROX, which we began shipping commercially in 2003. In 2004, we introduced and commenced commercial shipments of NITROX Soho. In 2006, we commenced our first commercial shipments of our OCTEON family of multi-core MIPS64 processors. In addition, we introduced a number of new products within all three of these product families in 2006. Since inception, we have invested heavily in new product development and have not yet achieved profitability on a quarterly or annual basis. Our revenue has grown from approximately $7.4 million in 2004 to approximately $34.2 million in 2006 and approximately $23.8 million in the first six months of 2007, driven primarily by demand in the enterprise network and data center markets. We expect sales of our products for use in the enterprise network and data center markets to continue to represent a substantial portion of our revenue in the foreseeable future.
     We primarily sell our products to OEMs, either directly or through their contract manufacturers. Contract manufacturers purchase our products only when an OEM incorporates our product into the OEM’s product, not as commercial off-the-shelf products. Our customers’ products are complex and require significant time to define, design and ramp to volume production. Accordingly, our sales cycle is long. This cycle begins with our technical marketing, sales and field application engineers engaging with our customers’ system designers and management, which is typically a multi-month process. If we are successful, a customer will decide to incorporate our product in its product, which we refer to as a design win. Because the sales cycles for our products are long, we incur expenses to develop and sell our products, regardless of whether we achieve the design win and well in advance of generating revenue, if any, from those expenditures. We do not have long-term purchase commitments from any of our customers, as sales of our products are generally made under individual purchase orders. However, once one of our products is incorporated into a customer’s design, it is likely to remain designed in for the life cycle of its product. We believe this to be the case because a redesign would generally be time consuming and expensive. We have experienced revenue growth due to an increase in the number of our products, an expansion of our customer base, an increase in the number of average design wins within any one customer and an increase in the average revenue per design win.
Key Business Metrics
     Design Wins. We closely monitor design wins by customer and end market on a periodic basis. We consider design wins to be a key ingredient in our future success, although the revenue generated by each design can vary significantly. Our long-term sales expectations are based on internal forecasts from specific customer design wins based upon the expected time to market for end customer products deploying our products and associated revenue potential.
     Pricing and Margins. Pricing and margins depend on the features of the products we provide to our customers. In general, products with more complex configurations and higher performance tend to be priced higher and have higher gross margins. These configurations tend to be used in high performance applications that are focused on the enterprise network, data center, and access and service provider markets. We tend to experience price decreases over the life cycle of our products, which can vary by market and application. In general, we experience less pricing volatility with customers that sell to the enterprise and data center markets.
     Sales Volume. A typical design win can generate a wide range of sales volumes for our products, depending on the end market demand for our customers’ products. This can depend on several factors, including the reputation, market penetration, the size of the end market that the product addresses, and the marketing and sales effectiveness of our customers. In general, our customers with greater market penetration and better branding tend to develop products that generate larger volumes over the product life cycle. In addition, some markets generate large volumes if the end market product is adopted by the mass market.
     Customer Product Life Cycle. We typically commence commercial shipments from nine months to three years following the design win. Once our product is in production, revenue from a particular customer may continue for several years. We estimate our customers’ product life cycles based on the customer, type of product and end market. In general, products that go into the enterprise network and data center take longer to reach volume production but tend to have longer lives. Products for other markets, such as broadband and consumer, tend to ramp relatively quickly, but generally have shorter life cycles. We estimate these life cycles based on our management’s experience with providers of networking equipment and the semiconductor market as a whole.
Results of Operations
Three and Six Months Ended June 30, 2007 and 2006
     Revenue. Our revenue consists primarily of sales of our semiconductor products to providers of networking equipment and their contract manufacturers and through distributors. Initial sales of our products for a new design are usually made directly to providers of networking equipment as they design and develop their product. Once their design enters production, they often outsource their manufacturing to contract manufacturers that purchase our products directly from us or from our distributors. We price our products based on market and competitive conditions and periodically reduce the price of our products, as market and competitive conditions change, and as manufacturing costs are reduced. We do not experience different margins on direct sales to providers of networking equipment and indirect sales through contract manufacturers because in all cases we negotiate product pricing directly with the providers of networking equipment. To date, all of our revenue has been denominated in U.S. dollars.
     We also derive revenue in the form of license and maintenance fees through licensing our software products which help our customers build products around our systems-on-a-chip, or SoCs in a more time and cost efficient manner. Revenue from such arrangements totaled $265,000 and $116,000 for the three months ended June 30, 2007 and 2006, respectively, and $583,000 and $374,000 for the six months ended June 30, 2007 and 2006, respectively.

     Our customers representing greater than 10% of revenue for each of the periods were:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Percentage of total revenue
Cisco	24%	19%	23%	16%
F5 Networks	20%	23%	20%	22%
All other customers	56%	58%	57%	62%

Total	100%	100%	100%	100%

     Our distributors are used primarily to support international sale logistics in Asia, including importation and credit management. Total revenue through distributors were $2.4 million and $2.7 million for the three months ended June 30, 2007 and 2006, respectively, which accounted for 18.8% and 32.8% of revenue, respectively, and $5.7 million and $4.9 million for the six months ended June 30, 2007 and 2006, respectively, which accounted for 23.9% and 32.0% of revenue, respectively. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.
     The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Revenue by geography for the periods indicated were:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)
United States	$7,955	$4,762	$14,728	$8,849
Taiwan	2,170	1,610	4,595	3,095
Japan	725	751	1,514	1,327
Other countries	1,816	976	2,970	1,877

Total	$12,666	$8,099	$23,807	$15,148

     Cost of Revenue and Gross Margin. We outsource wafer fabrication, assembly and test functions of our products. A significant portion of our cost of revenue consists of payments for the purchase of wafers and for assembly and test services. To a lesser extent, cost of revenue includes expenses relating to our internal operations that manage our contractors, the cost of shipping and logistics, royalties, inventory valuation charges taken for excess and obsolete inventories, warranty costs and changes in product cost due to changes in sort, assembly and test yields. In general, our cost of revenue associated with a particular product declines over time as a result of yield improvements, primarily associated with design and test enhancements.
     We use third-party foundries and assembly and test contractors, which are primarily located in Asia, to manufacture, assemble and test our semiconductor products. We purchase processed wafers on a per wafer basis from our fabrication suppliers, which are currently TSMC and UMC. We also outsource the sort, assembly, final testing and other processing of our product to third-party contractors, primarily ASE and ISE. We negotiate wafer fabrication on a purchase order basis and do not have long-term agreements with any of our third-party contractors. A significant disruption in the operations of one or more of these contractors would impact the production of our products which could have a material adverse effect on our business, financial condition and results of operations.

     Cost of revenue also includes amortized costs related to certain acquired technology assets in 2004 and 2005. In August 2004, we acquired certain assets of Brecis Communications Corporation, which included the purchase of its secure communication processor product line. We capitalized a total of $2.3 million of developed technology and are amortizing that amount on a straight-line basis over the expected useful life of three years. In April 2005, we acquired Menlo Logic, LLC, which included the purchase of technology used for secure communication. We capitalized a total of $1.1 million of developed technology and are amortizing that amount on a straight-line basis over the expected useful life of three years. The total estimated purchase price was allocated to tangible and identifiable intangible assets and liabilities assumed based on their estimated fair value. The total intangible assets amortization expense included in cost of revenue was $279,000 for each of the three months ended June 30, 2007 and 2006, and $558,000 for each of the six months ended June 30, 2007 and 2006.
     In addition, we incur costs for the fabrication of masks used by our contract manufacturers to manufacture wafers that incorporate our products. The cost of fabrication mask sets are expected to increase as we transition from a 130-nanometer to a 90-nanometer process in our next-generation products beginning in 2007. During the three months ended June 30, 2007 and 2006, we capitalized $1,204,000 and $0 of mask costs, respectively. During the six months ended June 30, 2007 and 2006, we capitalized $1,731,000 and $0 of mask costs, respectively. As our product processes continue to mature and as we develop more history and experience, we expect that, in the future, a greater percentage of mask costs will be used directly for production manufacturing and will be capitalized. We amortized the cost of fabrication masks that we reasonably expect to use for production manufacturing. We amortized those costs over a 12-month period and include them in cost of revenue. The balance of capitalized mask costs at June 30, 2007 was $1,582,000. As our products mature and there is increasing assurance that any particular product design will likely go into production, we anticipate that a larger percentage of our total mask costs will be capitalized and amortized to cost of revenue.
     Our revenue, cost of revenue, gross profit and gross margin for the three months and six months ended June 30, 2007 and 2006 were:

	For the three months				For the six months ended
	ended June 30,				June 30,
	2007	2006	change	% change	2007	2006	change	% change
	(In thousands)			(In thousands)
Revenue	$12,666	$8,099	$4,567	56.4%	$23,807	$15,148	$8,659	57.2%
Cost of revenue	4,698	3,135	1,563	49.9%	8,880	5,757	3,123	54.2%

Gross Profit	$7,968	$4,964	$3,004	60.5%	$14,927	$9,391	$5,536	59.0%

Gross Margin	62.9%	61.3%	1.6%	2.6%	62.7%	62.0%	0.7%	1.1%
     Our gross margin has been and will continue to be affected by a variety of factors, including average sales prices of our products, the product mix, the timing of cost reductions for fabricated wafers and assembly and test service costs, inventory valuation charges and the timing and changes in sort, assembly and test yields. Overall product margin is impacted by the mix between higher performance, higher margin products and lower performance, lower margin products. In addition, we typically experience lower yields and higher associated costs on new products, which improve as production volumes increase.
     Three Months and Six Months Ended June 30, 2007 Compared to the Three Months and Six Months Ended June 30, 2006: Revenue. Our revenue was $12.7 million and $23.8 million in the three months and six months ended June 30, 2007, respectively, as compared to $8.1 million and $15.1 million in the three months and six month ended June 30, 2006, an increase of 56.4% and 57.2%, respectively. The majority of the increase is related to an increase in sales of $4.0 million and $7.7 million, respectively, in the three months and six months ended June 30, 2007, to existing customers, which were primarily a result of new design wins reaching commercial production. In the three months and six months ended June 30, 2007 and 2006, a substantial majority of our sales were to customers that sell into the enterprise network and data center markets. In the three months and six months ended June 30, 2007 we derived 18.8% and 23.9% of our revenue from indirect channels compared to 32.8% and 32.0% in the three months and six months ended June 30, 2006.

     Three Months and Six Months Ended June 30, 2007 Compared to the Three Months and Six Months Ended June 30, 2006: Gross Margin. Gross margin increased 1.6 percentage points and 0.7 percentage points to 62.9 % and 62.7% in the three months and six months ended June 30, 2007 from 61.3% and 62.0% in the three months and six months ended June 30, 2006. The increase in gross margin in the three months and six months ended June 30, 2007 compared to the three months and six months ended June 30, 2006 were primarily due to a slight shift in product mix to more complex, higher performance products, and manufacturing cost improvements made during 2006 due to lower unit wafer costs, and assembly and test costs.
     Research and Development Expenses
     Research and development expenses primarily include personnel costs, the cost of fabrication masks for prototype products, MIPS architecture license fees, engineering design development software and hardware tools, allocated facilities expenses and depreciation of equipment used in research and development and, stock-based compensation under SFAS 123(R).
     The cost of masks used for development purposes are expensed to research and development. We expensed total development fabrication mask costs of $0 and $592,000 for the three months ended June 30, 2007 and 2006, respectively, and $0 and $1,236,000 for the six months ended June 30, 2007 and 2006, respectively. As our product processes continue to mature and as we develop more history and experience, we expect that, in the future, a lesser percentage of mask costs will be expensed to research and development and more will be used directly for production manufacturing and as a result expensed to cost of revenue.
     We expect research and development expenses to continue to increase in total dollars although we expect these expenses to generally decrease as a percentage of revenue. Additionally, as a percentage of revenue, these costs fluctuate from one period to another. Total research and development expenses for the three months and six months ended June 30, 2007 and 2006 were:

	For the three months				For the six months ended
	ended June 30,				June 30,
	2007	2006	change	% change	2007	2006	change	% change
	(In thousands)			(In thousands)
Research and development expenses	$4,721	$4,939	$(218)	-4.4%	$9,047	$10,059	$(1,012)	-10.1%
Percent of total revenue	37.3%	61.0%	-23.7%	-38.9%	38.0%	66.4%	-28.4%	-42.8%
     Three Months and Six Months Ended June 30, 2007 Compared to the Three Months and Six Months Ended June 30, 2006: Research and development expenses decreased by $0.2 million and $1.0 million, or 4.4% and 10.1% to $4.7 million and $9.0 million in the three months and six months ended June 30, 2007 from $4.9 million and $10.1 million in the three months and six months ended June 30, 2006. The decrease in expense was primarily due to a reduction in the amount of fabrication mask costs expensed to research and development. The cost of masks used for development purposes are expensed to research and development. Such amounts totaled $0 in the three months and six months ended June 30, 2007, and $0.6 million and $1.2 million in the three months and six months ended June 30, 2006, respectively. We capitalize the costs of fabrication mask that are reasonably expected to be used during production manufacturing. Such amounts are included within property and equipment and depreciated to cost of revenue over a period of twelve months. Such amounts totaled $1,204,000 and $1,731,000 during the three months and six months ended June 30, 2007, respectively, and $0 for the three months and six months ended June 30, 2006. The decrease is partially offset by the increase in payroll costs. Research and development headcount increased to 114 at the end of June 2007 from 97 at the end of June 2006.
     Sales, General and Administrative Expenses
     Sales, general and administrative expenses primarily include personnel costs, accounting and legal fees, information systems, sales commissions, trade shows, marketing programs, depreciation, allocated facilities expenses and stock-based compensation under SFAS 123(R). We plan to continue to increase hiring of our sales and marketing organization to enable us to expand into existing and new markets. We also plan to continue to invest in expanding our domestic and international sales and marketing activities and building brand awareness. We incurred significant additional, accounting and legal compliance costs as well as additional insurance, and investor relations and other costs associated with being a public company. We expect sales, general and administrative expenses to increase significantly in absolute dollars and to generally decrease as a percentage of revenue in the future due to our expected growth and economies of scale. Total sales, general and administrative costs for the three months and six months ended June 30, 2007 and 2006 were:

	For the three months				For the six months ended
	ended June 30,				June 30,
	2007	2006	change	% change	2007	2006	change	% change
	(In thousands)			(In thousands)
Sales , general and administrative	$3,482	$2,799	$683	24.4%	$6,691	$4,953	$1,738	35.1%
Percent of total revenue	27.5%	34.6%	-7.1%	-20.5%	28.1%	32.7%	-4.6%	-14.0%
     Three Months and Six Months Ended June 30, 2007 Compared to the Three Months and Six Months Ended June 30, 2006: Sales, general and administrative expenses increased $0.7 million and $1.7 million, or 24.4% and 35.1% to $3.5 million and $6.7 million in the three months and six months ended June 30, 2007 from $2.8 million and $5.0 million in the three months and six months ended June 30, 2006. Of the $0.7 million and $1.7 million increase, salaries, benefits and commissions accounted for $0.6 million and $1.0 million, respectively, and stock-based compensation expense accounted for $0.1 million and $0.3 million, respectively, for the three months and six months ended June 30, 2007 and 2006. Marketing programs, accounting, legal fees and other services accounted for $0.5 million in the six months ended June 30, 2007 due to the implementation of internal systems and other costs associated with being a public company. Sales, general and administrative headcount increased to 55 at the end of June 2007 from 42 at the end of June 2006.
     Other Income (Expense), Net. Other income (expense), net primarily includes interest income on cash and cash equivalents and interest expense on our outstanding debt. It also includes adjustments we made to record our preferred stock warrants at fair value in accordance with FSP 150-5. These warrants have converted into warrants to purchase shares of our common stock in May 2007 and as a result, are not expected to result in future warrant revaluation expenses after the quarter ended June 30, 2007.

	For the three months				For the six months ended
	ended June 30,				June 30,
	2007	2006	change	% change	2007	2006	change	% change
		(In thousands)				(In thousands)
Interest income and other	$817	$36	$781	2169.4%	$886	$117	$769	657.3%
Interest expense	(291)	(199)	(92)	46.2%	(499)	(284)	(215)	75.7%
Warrant revaluation expense	(349)	(152)	(197)	129.6%	(574)	(303)	(271)	89.4%

Total other income (expense), net	177	(315)	492	-156.2%	(187)	(470)	283	-60.2%

     Three Months and Six Months Ended June 30, 2007 Compared to the Three Months and Six Months Ended June 30, 2006: Other income (expense), net increased in the three months and six months ended June 30, 2007 due primarily to the increase in interest income as a result of higher cash balances, offset by warrant revaluation expenses recognized to record our preferred stock warrants at fair value and interest expense attributable to the $4.0 million drawn against a term loan line of credit. This term loan line of credit was paid off on May 3, 2007.
     Income Tax Expense. For the three and six months ended June 30, 2007 and 2006, the provision for income taxes was based on our estimated annual effective tax rate in compliance with SFAS 109 and other related guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and the possible outcomes of current and future audits.

     The following table presents the provision and benefit for income taxes and the effective tax rates for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2007	2006	2007	2006
Loss before income taxes	$(58)	$(3,089)	$(998)	$(6,091)
Income tax expense	34	—	91	2

Effective tax rate	58.6%	0%	9.1%	0%

     The provision for income taxes for the three and six months ended June 30, 2007 of $34,000 and $91,000 related principally to the federal alternative minimum tax, international taxes and state income taxes. The difference between the provision for income that would be derived by applying the statutory rate to our income before tax for the three months and six months ended June 30, 2007 and the provision actually recorded was due to the impact of non-deductible SFAS 123R stock option compensation expenses and warrant expenses offset by the benefit from net operating loss carryforwards.
     We are in the process of expanding our international operations and staff to better support our expansion into international markets. This expansion includes the implementation of an international structure that includes, among other things, a research and development cost-sharing arrangement, certain licenses and other contractual arrangements between us and our wholly-owned domestic and foreign subsidiaries. Our foreign subsidiaries have acquired certain rights to use our existing intellectual property and intellectual property that we develop or license in the future. The existing rights were transferred for an initial payment. As a result of these changes and an expanding customer base in Asia, we expect that an increasing percentage of our consolidated pre-tax income will be derived from, and reinvested in, our international operations. We anticipate that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the U.S. federal statutory tax rate and as a consequence, our effective income tax rate is expected to be lower than the U.S. federal statutory rate.
     As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings on the consolidated balance sheet. As of the date of adoption, we recorded a $3.1 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet. As of January 1, 2007 and June 30, 2007, we had $3.1 million and $3.2 million, respectively of unrecognized tax benefits, which is netted against deferred tax assets and is fully offset by a valuation allowance. The unrecognized tax benefit increased by approximately $67,000.
     We file income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which we have a subsidiary or branch operation. Our United States federal corporation income tax returns beginning with the 2000 tax year remain subject to examination by the IRS. Our California corporation income tax returns beginning with the 2000 tax year remain subject to examination by the California Franchise Tax Board. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits. Although timing of the resolution and/or closure on audits is highly uncertain, we do not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.
Liquidity and Capital Resources
     In May 2007, we received net proceeds of approximately $94.8 million (after underwriters’ discounts of $7.3 million and additional offering related costs of approximately $2.7 million). Our primary sources of cash historically have been proceeds from issuances of convertible preferred stock, cash collections from customers, a working capital line of credit and term loan and cash received from the exercise of employee stock options. As of June 30, 2007, we had cash and cash equivalents of $100.8 million and net accounts receivable of $8.6 million.

     In October 2005, we entered into a Loan and Security Agreement with Silicon Valley Bank to provide a revolving line of credit for $6.0 million collateralized by eligible receivables and all of our other assets except intellectual property. Borrowings under the revolving line of credit bore interest at the bank’s prime rate plus an applicable margin based on certain financial ratios of the company at the borrowing date. On January 25, 2007, we entered into a loan modification agreement that extended the term of this credit facility through July 4, 2008. Upon our IPO in May 2007, we have cancelled the line of credit.
     In October 2005, we also entered into a Term Loan and Security Agreement with Silicon Valley Bank and Gold Hill Venture Lending that provided a $4.0 million term loan line of credit. The credit line was secured by all of our other assets except intellectual property.
     In June 2006, we borrowed $4.0 million against this term loan line of credit. On October 24, 2006, we entered into the First Amendment to the Term Loan and Security Agreement. The amendment reduced the interest rate on the term loan to a fixed rate of 10.5%, effective November 1, 2006. In addition, it eliminated the Gold Hill prepayment fee and final payment fee. This term loan was paid off as of as of May 3, 2007 subsequent to the IPO.
     Following is a summary of our working capital and cash and cash equivalents as of June 30, 2007 and December 31, 2006:

	As of
	June 30,	December 31,
	2007	2006
	(in thousands)
Working capital	$103,462	$11,689
Cash and cash equivalents	100,821	10,154
Cash Flows from Operating Activities
     Net cash provided by operating activities was $4.1 million for the six months ended June 30, 2007. Net cash provided by operating activities primarily consisted of $4.1 million in non-cash operating expenses and $1.0 million in net cash provided by changes in operating assets and liabilities, partially offset by our net loss of $1.1 million. Non-cash items included in net loss for the six months ended June 30, 2007 included depreciation and amortization expense of $2.6 million, stock-based compensation of $0.8 million, warrant revaluation and amortization of $0.7 million. Net cash used in operating activities was $4.9 million for the six months ended June 30, 2006. This primarily consisted of our net loss of $6.0 million, $3.0 million in non-cash operating expenses and $1.7 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net loss for the six months ended June 30, 2006 included depreciation and amortization expense of $2.3 million, stock-based compensation of $0.3 million, warrant revaluation and amortization of $0.4 million.
Cash Flows from Investing Activities
     Net cash used in investing activities was $2.6 million and $0.7 million for the six months ended June 30, 2007 and 2006, respectively. Net cash flows used in investing activities were primarily due to capital expenditures to support product development and general growth.
Cash Flows from Financing Activities
     Net cash provided by financing activities was $89.2 million for the six months ended June 30, 2007. Net cash provided by financing activities was primarily due to the net cash provided from our IPO of $94.8 million, offset by the repayment of the term loan of $4.0 million and principal payments of capital lease and technology license obligations of $1.7 millions. Net cash provided by financing activities was $3.3 million for the six months ended June 30, 2006. Net cash provided by financing activities was primarily due to $4.0 million we borrowed from the term loan, and $0.8 million proceeds received from stock option exercises, partially offset by the principal payments of capital lease and technology license obligations of $1.7 million.
     We believe that our $100.8 million of cash and cash equivalents at June 30, 2007, and expected cash flow from operations will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations.
Indemnities
     In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of June 30, 2007, we believe our exposure related to the above indemnities at June 30, 2007 is not material. In the ordinary course of business, we also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.
Off-Balance Sheet Arrangements
     During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations
     The following table describes our commitments to settle contractual obligations in cash as of June 30, 2007:

	Payments Due By Period
	Less Than 1			More Than 5
	Year	1 to 2 Years	3 to 5 Years	Years	Total
	(in thousands)
Operating leases	$528	$749	$88	$23	$1,388
Capital lease and technology license obligations	1,718	2,498	—	—	4,216
Purchase commitments	8,148	690	—	—	8,838

Total	$10,394	$3,937	$88	$23	$14,442

Critical Accounting Policies and Estimates
     The preparation of our financial statements and accompanying disclosures in conformity with GAAP, the accounting principles generally accepted in the United States, requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) warranty accrual; (3) stock-based compensation; (4) inventory valuation; and (5) accounting for income tax. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. A further discussion can be found in, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form S-1 filed on May 1, 2007.

Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for us beginning in the first quarter of fiscal 2008. We are currently evaluating what impact, if any, SFAS No. 157 will have on our interim financial reporting.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt this pronouncement in the first quarter of 2008 and are currently evaluating the impact of this pronouncement on our consolidated results of operations and financial position.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     During the three months ended June 30, 2007, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed under our Registration Statement on Form S-1 (File No. 333-140660) as filed with the SEC on February 13, 2007 and subsequently amended.

Item 4T. Controls and Procedures
Evaluation of Disclosure and Procedures
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2007, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).
     Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
     Based upon the controls evaluation, our CEO and CFO have concluded that as of June 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
     No change in our internal control over financial reporting occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows.
Item 1A. Risk Factors
Risks Related to Our Business and Industry
     We have a history of losses, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.
     We were established in 2000 and have not been profitable in any fiscal period since we were formed. We experienced net losses of $0.1 million and $3.1 million for the three months ended June 30, 2007 and 2006, respectively, and $1.0 million and $6.1 million for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, our accumulated deficit was $62.0 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. As a public company, we will also incur significant legal, accounting and other expenses that we did not incur as a private company. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods may not be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.

     We face intense competition and expect competition to increase in the future, which could reduce our revenue and customer base.
     The market for our products is highly competitive and we expect competition to intensify in the future. This competition could make it more difficult for us to sell our products, and result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share or expected market share, any of which would likely seriously harm our business, operating results and financial condition. For instance, semiconductor products have a history of declining prices as the cost of production is reduced. However, if market prices decrease faster than product costs, gross and operating margins can be adversely affected. Currently, we face competition from a number of established companies, including Broadcom Corporation, Freescale Semiconductor, Inc., hi/fn, inc., Intel Corporation, Marvell Technology Group Ltd., PMC-Sierra, Inc. and others. We also face competition from a number of private companies, including Raza Microelectronics, Inc. and others. A few of our current competitors operate their own fabrication facilities and have, and some of our potential competitors could have, longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features.
     We expect increased competition from other established and emerging companies both domestically and internationally. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties. If so, new competitors or alliances that include our competitors may emerge that could acquire significant market share. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. In the future, further development by our competitors could cause our products to become obsolete. We expect continued competition from incumbents as well as from new entrants into the markets we serve. Our ability to compete depends on a number of factors, including:
•	our success in identifying new and emerging markets, applications and technologies;

•	our products’ performance and cost effectiveness relative to that of our competitors’ products;

•	our ability to deliver products in large volume on a timely basis at a competitive price;

•	our success in utilizing new and proprietary technologies to offer products and features previously not available in the marketplace;

•	our ability to recruit design and application engineers and sales and marketing personnel; and

•	our ability to protect our intellectual property.
     In addition, we cannot assure you that existing customers or potential customers will not develop their own products, purchase competitive products or acquire companies that use alternative methods to enable networking, communication or security applications to facilitate network-aware processing in their systems. Any of these competitive threats, alone or in combination with others, could seriously harm our business, operating results and financial condition.
     Our customers may cancel their orders, change production quantities or delay production, and if we fail to forecast demand for our products accurately, we may incur product shortages, delays in product shipments or excess or insufficient product inventory.
     We generally do not obtain firm, long-term purchase commitments from our customers. Because production lead times often exceed the amount of time required to fulfill orders, we often must build in advance of orders, relying on an imperfect demand forecast to project volumes and product mix. Our demand forecast accuracy can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, adverse changes in our product order mix and demand for our customers’ products. Even after an order is received, our customers may cancel these orders or request a decrease in production quantities. Any such cancellation or decrease subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory which we may be unable to sell to other customers. Alternatively, if we are unable to project customer requirements accurately, we may not build enough products, which could lead to delays in product shipments and lost sales opportunities in the near term, as well as force our customers to identify alternative sources, which could affect our ongoing relationships with these customers. We have in the past had customers dramatically increase their requested production quantities with little or no advance notice. If we do not timely fulfill customer demands, our customers may cancel their orders and we may be subject to customer claims for cost of replacement.

Either underestimating or overestimating demand would lead to insufficient, excess or obsolete inventory, which could harm our operating results, cash flow and financial condition, as well as our relationships with our customers.
     We receive a substantial portion of our revenues from a limited number of customers, and the loss of, or a significant reduction in, orders from one or a few of our major customers would adversely affect our operations and financial condition.
     We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 59.3% and 61.2% of our revenues from our top five customers for the three months ended June 30, 2007 and 2006, respectively, and 58.5% and 57.4% for the six months ended June 30, 2007 and 2006, respectively. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and in some cases the portion of our revenues attributable to certain customers may increase in the future. However, we may not be able to maintain or increase sales to certain of our top customers for a variety of reasons, including the following:
•	our agreements with our customers do not require them to purchase a minimum quantity of our products;

•	some of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty; and

•	many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products.
     In the past, we have relied in significant part on our strategic relationships with customers that are technology leaders in our target markets. We intend to pursue the expansion of such relationships and the formation of new strategic relationships but we cannot assure you that we will be able to do so. These relationships often require us to develop new products that may involve significant technological challenges. Our customers frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial amount of our resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in development could impair our relationships with our strategic customers and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own product or adopt a competitor’s solution for products that they currently buy from us. If that happens, our sales would decline and our business, financial condition and results of operations could be materially and adversely affected.
     In addition, our relationships with some customers may also deter other potential customers who compete with these customers from buying our products. To attract new customers or retain existing customers, we may offer certain customers favorable prices on our products. In that event, our average selling prices and gross margins would decline. The loss of a key customer, a reduction in sales to any key customer or our inability to attract new significant customers could seriously impact our revenue and materially and adversely affect our results of operations.
     We expect our operating results to fluctuate.
     We expect our revenues and expense levels to vary in the future, making it difficult to predict our future operating results. In particular, we experience variability in demand for our products as our customers manage their product introduction dates and their inventories.
     Additional factors that could cause our results to fluctuate include, among other things:
•	fluctuations in demand, sales cycles, product mix and prices for our products;

•	the timing of our product introductions, and the variability in lead time between the time when a customer begins to design in one of our products and the time when the customer’s end system goes into production and they begin purchasing our products;

•	the forecasting, scheduling, rescheduling or cancellation of orders by our customers;

•	our ability to successfully define, design and release new products in a timely manner that meet our customers’ needs;

•	changes in manufacturing costs, including wafer, test and assembly costs, mask costs, manufacturing yields and product quality and reliability;

•	the timing and availability of adequate manufacturing capacity from our manufacturing suppliers;

•	the timing of announcements by our competitors or us;

•	future accounting pronouncements and changes in accounting policies;

•	volatility in our stock price, which may lead to higher stock compensation expenses;

•	general economic and political conditions in the countries where we operate or our products are sold or used; costs associated with litigation, especially related to intellectual property; and

•	productivity and growth of our sales and marketing force.
Unfavorable changes in any of the above factors, most of which are beyond our control, could significantly harm our business and results of operations.
     We may not sustain our growth rate, and we may not be able to manage any future growth effectively.
     We have experienced significant growth in a short period of time. Our revenues increased from approximately $7.4 million in 2004 to approximately $34.2 million in 2006 and $23.8 million in the first six months of 2007. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.
     To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:
•	recruit, hire, train and manage additional qualified engineers for our research and development activities, especially in the positions of design engineering, product and test engineering, and applications engineering;

•	add additional sales personnel and expand sales offices;

•	implement and improve our administrative, financial and operational systems, procedures and controls; and

•	enhance our information technology support for enterprise resource planning and design engineering by adapting and expanding our systems and tool capabilities, and properly training new hires as to their use.
If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new products and we may fail to satisfy customer requirements, maintain product quality, execute our business plan or respond to competitive pressures.
     The average selling prices of products in our markets have historically decreased over time and will likely do so in the future, which could harm our revenues and gross profits.
Average selling prices of semiconductor products in the markets we serve have historically decreased over time. Our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by reducing our costs, developing new or enhanced products on a timely basis with higher selling prices or gross profits, or increasing our sales volumes. Additionally, because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could also reduce our margins. We have reduced the prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to do so again in the future.
     We may be unsuccessful in developing and selling new products or in penetrating new markets.
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. Our competitiveness and future success depend on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost effective basis. A fundamental shift in technologies in any of our product markets could harm our competitive position within these markets. Our failure to anticipate these shifts, to develop new technologies or to react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and a loss of design wins to our competitors. The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

•	timely and efficient completion of process design and transfer to manufacturing, assembly and test processes;

•	the quality, performance and reliability of the product; and

•	effective marketing, sales and service.
If we fail to introduce new products that meet the demand of our customers or penetrate new markets that we target our resources on, our revenues will likely decrease over time and our financial condition could suffer.
     Fluctuations in the mix of products sold may adversely affect our financial results.
Because of the wide price differences among our processors, the mix and types of performance capabilities of processors sold affect the average selling price of our products and have a substantial impact on our revenue. Generally, sales of higher performance products have higher gross margins than sales of lower performance products. We currently offer both higher and lower performance products within each of our NITROX and OCTEON product families. To the extent our sales mix shifts toward increased sales of lower performance products, our overall gross margins will be negatively affected. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and as a result can negatively impact our financial results.
     Our products must meet exact specifications, and defects and failures may occur, which may cause customers to return or stop buying our products.
Our customers generally establish demanding specifications for quality, performance and reliability that our products must meet. However, our products are highly complex and may contain defects and failures when they are first introduced or as new versions are released. If defects and failures occur in our products during the design phase or after, we could experience lost revenues, increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts, diversion of management resources or damage to our reputation and brand equity, and in some cases consequential damages, any of which would harm our operating results. In addition, delays in our ability to fill product orders as a result of quality control issues may negatively impact our relationship with our customers. We cannot assure you that we will have sufficient resources, including any available insurance, to satisfy any asserted claims.
     We may have difficulty selling our products if our customers do not design our products into their systems, and the nature of the design process requires us to incur expenses prior to recognizing revenues associated with those expenses which may adversely affect our financial results.
One of our primary focuses is on winning competitive bid selection processes, known as “design wins,” to develop products for use in our customers’ products. We devote significant time and resources in working with our customers’ system designers to understand their future needs and to provide products that we believe will meet those needs and these bid selection processes can be lengthy. If a customer’s system designer initially chooses a competitor’s product, it becomes significantly more difficult for us to sell our products for use in that system because changing suppliers can involve significant cost, time, effort and risk for our customers. Thus, our failure to win a competitive bid can result in our foregoing revenues from a given customer’s product line for the life of that product. In addition, design opportunities may be infrequent or may be delayed. Our ability to compete in the future will depend, in large part, on our ability to design products to ensure compliance with our customers’ and potential customers’ specifications. We expect to invest significant time and resources and to incur significant expenses to design our products to ensure compliance with relevant specifications.
We often incur significant expenditures in the development of a new product without any assurance that our customers’ system designers will select our product for use in their applications. We often are required to anticipate which product designs will generate demand in advance of our customers expressly indicating a need for that particular design. Even if our customers’ system designers select our products, a substantial period of time will elapse before we generate revenues related to the significant expenses we have incurred.

The reasons for this delay generally include the following elements of our product sales and development cycle timeline and related influences:
•	our customers usually require a comprehensive technical evaluation of our products before they incorporate them into their designs;

•	it can take from 9 months to 3 years from the time our products are selected to commence commercial shipments; and our customers may experience changed market conditions or product development issues. The resources devoted to product development and sales and marketing may not generate material revenue for us, and from time to time, we may need to write off excess and obsolete inventory if we have produced product in anticipation of expected demand. We may spend resources on the development of products that our customers may not adopt. If we incur significant expenses and investments in inventory in the future that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher cost products in inventory, our operating results would be harmed.
Additionally, even if system designers use our products in their systems, we cannot assure you that these systems will be commercially successful or that we will receive significant revenue from the sales of processors for those systems. As a result, we may be unable to accurately forecast the volume and timing of our orders and revenues associated with any new product introductions.
     If customers do not believe our products solve a critical need, our revenues will decline.
Our products are used in networking and security equipment including routers, switches, UTM appliances, intelligent switches, application-aware gateways, triple-play gateways, WLAN and 3G access and aggregation devices, storage networking equipment, servers, and intelligent network interface cards.
In order to meet our growth and strategic objectives, providers of networking equipment must continue to incorporate our products into their systems and the demands for their systems must grow as well. Our future depends in large part on factors outside our control, and the sale of next-generation networks may not meet our revenue growth and strategic objectives.
     In the event we terminate one of our distributor arrangements, it could lead to a loss of revenues and possible product returns.
A portion of our sales are made through third-party distribution agreements. Termination of a distributor relationship, either by us or by the distributor, could result in a temporary or permanent loss of revenues, until a replacement distributor can be established to service the affected end-user customers. We may not be successful in finding suitable alternative distributors on satisfactory terms or at all and this could adversely affect our ability to sell in certain locations or to certain end-user customers. Additionally, if we terminate our relationship with a distributor, we may be obligated to repurchase unsold products. We record a reserve for estimated returns and price credits. If actual returns and credits exceed our estimates, our operating results could be harmed. Our arrangements with our distributors typically also include price protection provisions if we reduce our list prices.
     We rely on our ecosystem partners to enhance our product offerings and our inability to continue to develop or maintain such relationships in the future would harm our ability to remain competitive.
We have developed relationships with third parties, which we refer to as ecosystem partners, which provide operating systems, tool support, reference designs and other services designed for specific uses with our SoCs. We believe that these relationships enhance our customers’ ability to get their products to market quickly. If we are unable to continue to develop or maintain these relationships, we might not be able to enhance our customers’ ability to commercialize their products in a timely fashion and our ability to remain competitive would be harmed.
     The loss of any of our key personnel could seriously harm our business, and our failure to attract or retain specialized technical, management or sales and marketing talent could impair our ability to grow our business.

     We believe our future success will depend in large part upon our ability to attract, retain and motivate highly skilled managerial, engineering, sales and marketing personnel. The loss of any key employees or the inability to attract, retain or motivate qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of and harm our ability to sell our products. We believe that our future success is highly dependent on the contributions of Syed Ali, our co- founder, President and Chief Executive Officer, and others. None of our employees have fixed-term employment contracts; they are all at-will employees. The loss of the services of Mr. Ali, other executive officers or certain other key personnel could materially and adversely affect our business, financial condition and results of operations. For instance, if any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity during the search for and while any such successor is integrated into our business and operations.
     There is currently a shortage of qualified technical personnel with significant experience in the design, development, manufacturing, marketing and sales of integrated circuits. In particular, there is a shortage of engineers who are familiar with the intricacies of the design and manufacture of networking processors, and competition for these engineers is intense. Our key technical personnel represent a significant asset and serve as the source of our technological and product innovations. We may not be successful in attracting, retaining and motivating sufficient numbers of technical personnel to support our anticipated growth.
     To date, we have relied primarily on our direct marketing and sales force to drive new customer design wins and to sell our products. Because we are looking to expand our customer base and grow our sales to existing customers, we will need to hire additional qualified sales personnel in the near term and beyond if we are to achieve revenue growth. The competition for qualified marketing and sales personnel in our industry, and particularly in Silicon Valley, is very intense. If we are unable to hire, train, deploy and manage qualified sales personnel in a timely manner, our ability to grow our business will be impaired. In addition, if we are unable to retain our existing sales personnel, our ability to maintain or grow our current level of revenues will be adversely affected.
     Stock options generally comprise a significant portion of our compensation packages for all employees. The FASB requirement to expense the fair value of stock options awarded to employees beginning in the first quarter of our fiscal 2006 has increased our operating expenses and may cause us to reevaluate our compensation structure for our employees. Our inability to attract, retain and motivate additional key employees could have an adverse effect on our business, financial condition and results of operations.
     We have a limited operating history, and we may have difficulty accurately predicting our future revenues for the purpose of appropriately budgeting and adjusting our expenses.
     We were established in 2000. We have not yet become profitable and therefore do not yet have a history from which to predict and manage profitability. Our limited operating experience, a dynamic and rapidly evolving market in which we sell our products, our dependence on a limited number of customers, as well as numerous other factors beyond our control, impede our ability to forecast quarterly and annual revenues accurately. As a result, we could experience budgeting and cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which could make it difficult for us to gain and maintain profitability and could increase the volatility of the market price of our common stock.
     Some of our operations and a significant portion of our customers and contract manufacturers are located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability.
     We have sales offices and research and development facilities and we conduct, and expect to continue to conduct, a significant amount of our business with companies that are located outside the United States, particularly in Asia and Europe. Even customers of ours that are based in the U.S. often use contract manufacturers based in Asia to manufacture their systems, and it is the contract manufacturers that purchase products directly from us. As a result of our international focus, we face numerous challenges, including:

•	increased complexity and costs of managing international operations;

•	longer and more difficult collection of receivables;

•	difficulties in enforcing contracts generally;

•	geopolitical and economic instability and military conflicts;

•	limited protection of our intellectual property and other assets;

•	compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations;

•	trade and foreign exchange restrictions and higher tariffs;

•	travel restrictions;

•	timing and availability of import and export licenses and other governmental approvals, permits and licenses, including export classification requirements;

•	foreign currency exchange fluctuations relating to our international operating activities;

•	transportation delays and limited local infrastructure and disruptions, such as large scale outages or interruptions of service from utilities or telecommunications providers;

•	difficulties in staffing international operations;

•	heightened risk of terrorism;

•	local business and cultural factors that differ from our normal standards and practices;

•	differing employment practices and labor issues;

•	regional health issues (e.g., SARS) and natural disasters; and

•	work stoppages.
     We outsource our wafer fabrication, assembly, testing, warehousing and shipping operations to third parties, and rely on these parties to produce and deliver our products according to requested demands in specification, quantity, cost and time.
     We rely on third parties for substantially all of our manufacturing operations, including wafer fabrication, assembly, testing, warehousing and shipping. We depend on these parties to supply us with material of a requested quantity in a timely manner that meets our standards for yield, cost and manufacturing quality. We do not have any long-term supply agreements with our manufacturing suppliers. Any problems with our manufacturing supply chain could adversely impact our ability to ship our products to our customers on time and in the quantity required, which in turn could cause an unanticipated decline in our sales and possibly damage our customer relationships.
     The fabrication of integrated circuits is a complex and technically demanding process. Our foundries could, from time to time, experience manufacturing defects and reduced manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields or unacceptable performance. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. Poor yields from our foundries, or defects, integration issues or other performance problems in our products could cause us significant customer relations and business reputation problems, harm our financial results and result in financial or other damages to our customers. Our customers could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.
     Our products are manufactured at a limited number of locations. If we experience manufacturing problems at a particular location, we would be required to transfer manufacturing to a backup location or supplier. Converting or transferring manufacturing from a primary location or supplier to a backup fabrication facility could be expensive and could take one to two quarters. During such a transition, we would be required to meet customer demand from our then-existing inventory, as well as any partially finished goods that can be modified to the required product specifications. We do not seek to maintain sufficient inventory to address a lengthy transition period because we believe it is uneconomical to keep more than minimal inventory on hand. As a result, we may not be able to meet customer needs during such a transition, which could delay shipments, cause a production delay or stoppage for our customers, result in a decline in our sales and damage our customer relationships. In addition, we have no long-term supply contracts with the foundries that we work with. Availability of foundry capacity has in the recent past been reduced due to strong demand. The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Foundry capacity may not be available when we need it or at reasonable prices.

     In addition, a significant portion of our sales is to customers that practice just-in-time order management from their suppliers, which gives us a very limited amount of time in which to process and complete these orders. As a result, delays in our production or shipping by the parties to whom we outsource these functions could reduce our sales, damage our customer relationships and damage our reputation in the marketplace, any of which could harm our business, results of operations and financial condition.
     Any increase in the manufacturing cost of our products could reduce our gross margins and operating profit.
     The semiconductor business exhibits ongoing competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our products, whether by adverse purchase price variances or adverse manufacturing cost variances, will reduce our gross margins and operating profit. We do not have any long-term supply agreements with our manufacturing suppliers and we typically negotiate pricing on a purchase order by purchase order basis. Consequently, we may not be able to obtain price reductions or anticipate or prevent future price increases from our suppliers.
     Some of our competitors may be better financed than we are, may have long-term agreements with our main foundries and may induce our foundries to reallocate capacity to those customers. This reallocation could impair our ability to secure the supply of components that we need. Although we use several independent foundries to manufacture substantially all of our semiconductor products, most of our components are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. We cannot assure you that any of our existing or new foundries will be able to produce integrated circuits with acceptable manufacturing yields, or that our foundries will be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices. These and other related factors could impair our ability to meet our customers’ needs and have a material and adverse effect on our operating results.
     In order to secure sufficient foundry capacity when demand is high and mitigate the risks described in the foregoing paragraph, we may enter into various arrangements with suppliers that could be costly and harm our operating results, such as nonrefundable deposits with or loans to foundries in exchange for capacity commitments and contracts that commit us to purchase specified quantities of integrated circuits over extended periods. We may not be able to make any such arrangement in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility, and not be on terms favorable to us. Moreover, if we are able to secure foundry capacity, we may be obligated to use all of that capacity or incur penalties. These penalties may be expensive and could harm our financial results.
     If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal control over financial reporting. We will be required to adhere to these requirements by the end of the year after the one in which we become a public company. These Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. In the future, we may discover areas of our internal controls that need improvement. If our auditors or we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our rapid growth in recent periods, and our possible future expansion through acquisitions, present challenges to maintain the internal control and disclosure control standards applicable to public companies. If we fail to maintain effective internal controls, we could be subject to regulatory scrutiny and sanctions and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal controls are effective in future periods.
     We rely on third-party technologies for the development of our products and our inability to use such technologies in the future would harm our ability to remain competitive.
     We rely on third parties for technologies that are integrated into our products, such as wafer fabrication and assembly and test technologies used by our contract manufacturers, as well as licensed MIPS architecture technologies. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner and our ability to remain competitive would be harmed. In addition, if we are unable to successfully license technology from third parties to develop future products, we may not be able to develop such products in a timely manner or at all.
     Our failure to protect our intellectual property rights adequately could impair our ability to compete effectively or to defend ourselves from litigation, which could harm our business, financial condition and results of operations.
     We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. We have been issued eight patents in the United States and two patents in foreign countries and have an additional 25 patent applications pending in the United States and 27 patent applications pending in foreign countries. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.
     Monitoring unauthorized use of our intellectual property is difficult and costly. Although we are not aware of any unauthorized use of our intellectual property in the past, it is possible that unauthorized use of our intellectual property may have occurred or may occur without our knowledge. We cannot assure you that the steps we have taken will prevent unauthorized use of our intellectual property. Our failure to effectively protect our intellectual property could reduce the value of our technology in licensing arrangements or in cross-licensing negotiations, and could harm our business, results of operations and financial condition. We may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, whether or not such litigation results in a determination favorable to us.
     Some of the software used with our products, as well as that of some of our customers, may be derived from so called “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License, which impose certain obligations on us in the event we were to make available derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of license customarily used to protect our intellectual property. In addition, there is little or no legal precedent for interpreting the terms of certain of these open source licenses, including the determination of which works are subject to the terms of such licenses. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work.

     Assertions by third parties of infringement by us of their intellectual property rights could result in significant costs and cause our operating results to suffer.
     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. We expect that in the future we may receive, particularly as a public company, communications from various industry participants alleging our infringement of their patents, trade secrets or other intellectual property rights. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:
•	stop selling products or using technology that contain the allegedly infringing intellectual property;

•	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others; incur significant legal expenses;

•	pay substantial damages to the party whose intellectual property rights we may be found to be infringing;

•	redesign those products that contain the allegedly infringing intellectual property; or

•	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.
     Any significant impairment of our intellectual property rights from any litigation we face could harm our business and our ability to compete.
     Our customers could also become the target of litigation relating to the patent and other intellectual property rights of others. This could trigger technical support and indemnification obligations in some of our licenses or customer agreements. These obligations could result in substantial expenses, including the payment by us of costs and damages relating to claims of intellectual property infringement. In addition to the time and expense required for us to provide support or indemnification to our customers, any such litigation could disrupt the businesses of our customers, which in turn could hurt our relationships with our customers and cause the sale of our products to decrease. We cannot assure you that claims for indemnification will not be made or that if made, such claims would not have a material adverse effect on our business, operating results or financial conditions.
     Our third-party contractors are concentrated primarily in Taiwan, an area subject to earthquake and other risks. Any disruption to the operations of these contractors could cause significant delays in the production or shipment of our products.
     Substantially all of our products are manufactured by third-party contractors located in Taiwan. The risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. For example, in March 2002 and June 2003, major earthquakes occurred in Taiwan. Although our third-party contractors did not suffer any significant damage as a result of these most recent earthquakes, the occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry or assembly and test capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, if at all.
     The semiconductor and communications industries have historically experienced significant fluctuations with prolonged downturns, which could impact our operating results, financial condition and cash flows.
     The semiconductor industry has historically exhibited cyclical behavior, which at various times has included significant downturns in customer demand. Though we have not yet experienced any of these industry downturns, we may in the future. Because a significant portion of our expenses is fixed in the near term or is incurred in advance of anticipated sales, we may not be able to decrease our expenses rapidly enough to offset any unanticipated shortfall in revenues. If this situation were to occur, it could adversely affect our operating results, cash flow and financial condition. Furthermore, the semiconductor industry has periodically experienced periods of increased demand and production constraints. If this happens in the future, we may not be able to produce sufficient quantities of our products to meet the increased demand. We may also have difficulty in obtaining sufficient wafer, assembly and test resources from our subcontract manufacturers. Any factor adversely affecting the semiconductor industry in general, or the particular segments of the industry that our products target, may adversely affect our ability to generate revenue and could negatively impact our operating results.
     The communications industry has, in the past, experienced pronounced downturns, and these cycles may continue in the future. To respond to a downturn, many networking equipment providers may slow their research and development activities, cancel or delay new product development, reduce their inventories and take a cautious approach to acquiring our products, which would have a significant negative impact on our business. If this situation were to occur, it could adversely affect our operating results, cash flow and financial condition. In the future, any of these trends may also cause our operating results to fluctuate significantly from year to year, which may increase the volatility of the price of our stock.
     We may experience difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.
     In order to remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify our designs to work with the manufacturing processes of our foundries. We periodically evaluate the benefits, on a product-by-product basis, of migrating to new process technologies to reduce cost and improve performance. We may face difficulties, delays and expenses as we continue to transition our products to new processes. We are dependent on our relationships with our foundry contractors to transition to new processes successfully. We cannot assure you that the foundries that we use will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If any of our foundry contractors or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations. As new processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third-party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis.
     Any acquisitions we make could disrupt our business and harm our financial condition.
     In the future, we may choose to acquire companies that are complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market or application skills or enhancing and expanding our existing product lines. In connection with any such future acquisitions, we may need to use a significant portion of our available cash, issue additional equity securities that would dilute current stockholders’ percentage ownership and incur substantial debt or contingent liabilities. Such actions could adversely impact our operating results and the market price of our common stock. In addition, difficulties in assimilating any acquired workforce, merging operations or avoiding unplanned attrition could disrupt or harm our business. Furthermore, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of the acquired businesses. As a result, we would be required to record material amounts of goodwill, and acquired in-process research and development charges and other intangible assets, which could result in significant impairment and acquired in-process research and development charges and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.
     We expense stock options, which will negatively impact our net income in future periods.
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement of all share-based payments to employees and other service providers, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. Effective January 1, 2006, we adopted the fair-value-based recognition provisions of SFAS 123(R) using the prospective transition method, which requires us to apply the provisions of SFAS 123(R) only to awards granted, modified, repurchased or cancelled after the adoption date. The total expense reported for the three months ended June 30, 2007 and 2006 related to stock options amounted to $420,000 and $210,000, respectively, and for the six months ended June 30, 2007 and 2006 amounted to $777,000 and $268,000, respectively. We expect this amount to increase in future years as new grants are made to existing employees and other service providers and to new employees and other service providers as they join the company. These additional expenses will decrease operating income and correspondingly reduce our net income in future periods.
     Being a public company will increase our costs and affect our ability to attract and retain qualified board members.
     As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission and The NASDAQ Global Market, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.
     Under the Sarbanes-Oxley Act and NASDAQ rules, we are required to maintain an independent board. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, especially those directors who may be deemed independent for purposes of The NASDAQ rules, and officers will be significantly curtailed.
     Our future effective tax rates could be affected by the allocation of our income among different geographic regions, which could affect our future operating results, financial condition and cash flows.
     We are in the process of expanding our international operations and staff to better support our expansion into international markets. This expansion includes the implementation of an international structure that includes, among other things, a research and development cost-sharing arrangement, certain licenses and other contractual arrangements between us and our wholly-owned domestic and foreign subsidiaries. As a result of these changes, we anticipate that our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the U.S. federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the U.S. federal statutory rate. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of U.S. and international income changes for any reason. Accordingly, there can be no assurance that our income tax rate will be less than the U.S. federal statutory rate.
Risks Related to our Common Stock
     The market price of our common stock may be volatile, which could cause the value of your investment to decline.
     Prior to our IPO in May 2007, our common stock has not been traded in a public market. We cannot predict the extent to which a trading market will develop or how liquid that market might become. The initial public offering price may not be indicative of prices that will prevail in the trading market. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:
•	quarterly variations in our results of operations or those of our competitors;

•	general economic conditions and slow or negative growth of related markets;

•	announcements by us or our competitors of design wins, acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	our ability to develop and market new and enhanced products on a timely basis;

•	commencement of, or our involvement in, litigation;

•	disruption to our operations;

•	the emergence of new sales channels in which we are unable to compete effectively;

•	any major change in our board of directors or management;

•	changes in financial estimates including our ability to meet our future revenue and operating profit or loss projections;

•	changes in governmental regulations; and

•	changes in earnings estimates or recommendations by securities analysts.
     In addition, the stock market in general, and the market for semiconductor and other technology companies in particular, have experienced Cavium price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Such fluctuations may be even more pronounced in the trading market shortly following this offering. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. These trading price fluctuations may also make it more difficult for us to use our common stock as a means to make acquisitions or to use options to purchase our common stock to attract and retain employees. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
     If securities analysts or industry analysts downgrade our stock, publish negative research or reports, or do not publish reports about our business, our stock price and trading volume could decline.
     The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business and our market. If one or more analysts adversely change their recommendation regarding our stock or our competitors’ stock, our stock price would likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
     A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.
     Our directors and executive officers and their affiliates beneficially own approximately 43.4% of our outstanding common stock. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders, including those who purchase shares in the initial public offering.
     Delaware law and our amended and restated certificate of incorporation and bylaws contain provisions that could delay or discourage takeover attempts that stockholders may consider favorable.
     Provisions in our amended and restated certificate of incorporation and bylaws, as they will be in effect upon the closing of this offering, may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:
•	the division of our board of directors into three classes;

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or due to the resignation or departure of an existing board member;

•	the prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the requirement for the advance notice of nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

•	the ability of the board of directors to issue, without stockholder approval, up to 10,000,000 shares of preferred stock with terms set by the board of directors, which rights could be senior to those of our common stock;

•	the elimination of the rights of stockholders to call a special meeting of stockholders and to take action by written consent in lieu of a meeting;

•	the required approval of at least 662/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors and the inability of stockholders to take action by written consent in lieu of a meeting; and

•	the required approval of at least a majority of the shares entitled to vote at an election of directors to remove directors without cause.
     In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, particularly those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our amended and restated certificate of incorporation and bylaws and under Delaware law could discourage potential takeover attempts, could reduce the price that investors are willing to pay for shares of our common stock in the future and could potentially result in the market price being lower than they would without these provisions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Between April 1, 2007 and May 18, 2007 (the date of filing of our registration statement on Form S-8, No. 333-143094), we issued and sold an aggregate of 51,084 shares of our common stock to employees, consultants, directors and other service providers for aggregate consideration of approximately $0.1 million under exercises of options previously granted under our stock plans.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the securities described above were exempt from registration under the Securities Act by virtue of Regulation D promulgated thereunder and/or Section 4(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule or in reliance on Section 4(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering. The recipients of securities under compensatory benefit plans and contracts relating to compensation were our employees, directors or bona fide consultants and received the securities as compensation for services. Appropriate legends have been affixed to the securities issued in these transactions. We believe that each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.
Uses of Proceeds from Sale of Registered Securities
Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-140660), that was declared effective by the Securities and Exchange Commission on May 1, 2007. We registered 7,762,500 shares of our common stock with a proposed maximum aggregate offering price of $104.8 million, all of which we sold. The offering was completed after the sale of all 7,762,500 shares. Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. were the joint book-running managing underwriters of our initial public offering and Thomas Weisel Partners LLC, Needham & Company, LLC and JMP Securities LLC acted as co-managers. Of this amount, $7.3 million was paid in underwriting discounts and commissions, and an additional $2.7 million of expenses were incurred. Management has broad discretion over the uses of the proceeds of the initial public offering. In May 2007 we used $3.6 million of the net proceeds to repay the outstanding balances under the term loan with Silicon Valley Bank. We expect to use the remaining net proceeds for working capital, capital expenditures and other general corporate purposes. Pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
In April, 2007, we submitted certain matters to our stockholders for their approval by written consent in connection with our initial public offering. On April 12, 2007, our stockholders approved each of these matters, as set forth below. On April 12, 2007, there were 63,470,171 shares of common stock outstanding (on an as-if converted basis and without giving effect to the one-for-two reverse split of our common stock and preferred stock effected on April 12, 2007). The results of the voting (on an as-if-converted basis and without giving effect to the one-for-two reverse split of our common stock and preferred stock effected on April 12, 2007) from the stockholders that returned written consents to us is as follows:
1. The amendment and restatement of our Amended and Restated Certificate of Incorporation to effect a one-for-two reverse stock split of our common stock and preferred stock, and in connection therewith, to reduce the number of outstanding shares of our capital stock;
For: 46,025,576
Against: 0
2. The amendment and restatement of our Amended and Restated Certificate of Incorporation following our initial public offering;
For: 46,025,576
Against: 0
3. The amendment and restatement of our Bylaws following our initial public offering;
For: 46,025,576
Against: 0
4. The adoption of the 2007 Equity Incentive Plan;
For: 46,025,576
Against: 0
5. The approval of our form of Indemnity Agreement.
For: 46,025,576
Against: 0
On April 4, 2007, our preferred stockholders approved our initial public offering and elected to have all of the outstanding shares of preferred stock convert to common stock immediately upon the closing of our initial public offering. On April 4, 2007, there were 44,728,811 shares of preferred stock outstanding (on an as-if converted basis). The results of the voting (on an as-if-converted basis) from the stockholders that returned written consents to us is as follows:
For: 28,324,872
Against: 0
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate (3)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer (4)

(1)	Filed as Exhibit 3.3 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(2)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(4)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVIUM NETWORKS, INC.
Date August 3, 2007	By:	/s/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate (3)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer (4)

(1)	Filed as Exhibit 3.3 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(2)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(4)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.