Form 10-Q
period 2007-09-30
CAVIUM NETWORKS, INC.
filed 2007-11-06
CIK 1175609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 OR

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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐     No     ☑
The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at November 1, 2007 was: 39,720,223

CAVIUM NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CAVIUM NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2007	2006
Assets

Current assets:
Cash and cash equivalents	$101,504	$10,154
Accounts receivable, net of allowances of $108 and $102, respectively	7,762	7,248
Inventories	6,799	5,006
Prepaid expenses and other current assets	971	405

Total current assets	117,036	22,813
Property and equipment, net	5,890	5,040
Intangible assets, net	3,911	1,902
Other assets	156	207

Total assets	$126,993	$29,962

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,003	$2,904
Accrued expenses and other current liabilities	2,330	2,853
Deferred revenue	2,585	628
Capital lease and technology license obligations, current portion	3,884	2,564
Preferred stock warrant liability	—	701
Notes payable, current portion	—	1,474

Total current liabilities	12,802	11,124

Notes payable, net of current portion	—	2,526
Capital lease and technology license obligations, net of current portion	800	1,016
Other non-current liabilities	—	39

Total liabilities	13,602	14,705

Commitments and contingencies (Note 12)
Mandatorily redeemable convertible preferred stock, par value $0.001:
22,935,158 and 22,935,158 shares authorized; none and 22,364,197 shares issued and outstanding; none and $69,623 aggregate liquidation preference	—	72,437

Stockholders’ equity (deficit)
Common stock, par value $0.001:
40,965,057 and 40,965,057 shares authorized; 39,661,706 and 9,365,600 shares issued and outstanding	40	9
Additional paid-in capital	174,050	3,731
Accumulated deficit	(60,699)	(60,920)

Total stockholders’ equity (deficit)	113,391	(57,180)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit)	$126,993	$29,962

          The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CAVIUM NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$14,165	$9,187	$37,972	$24,335
Cost of revenue	5,207	3,878	14,087	9,635

Gross profit	8,958	5,309	23,885	14,700

Operating expenses:
Research and development	4,796	4,224	13,843	14,283
Sales, general and administrative	3,976	2,594	10,667	7,547

Total operating expenses	8,772	6,818	24,510	21,830

Income (loss) from operations	186	(1,509)	(625)	(7,130)

Other income (expense), net:
Interest expense	(73)	(271)	(572)	(555)
Warrant revaluation expense	—	(13)	(574)	(316)
Interest income and other	1,307	117	2,193	234

Total other income (expense), net	1,234	(167)	1,047	(637)

Income (loss) before income tax expense	1,420	(1,676)	422	(7,767)
Income tax expense	(110)	—	(201)	(2)

Net income (loss)	$1,310	$(1,676)	$221	$(7,769)

Net income (loss) per common share, basic	$0.03	$(0.21)	$0.01	$(0.97)
Shares used in computing basic net income (loss) per common share	39,046	8,156	25,498	7,972

Net income (loss) per common share, diluted	$0.03	$(0.21)	$0.01	$(0.97)
Shares used in computing diluted net income (loss) per common share	42,737	8,156	28,786	7,972
          The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CAVIUM NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net income (loss)	$221	$(7,769)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation expense	1,302	494
Amortization of warrant costs to interest expense	149	124
Revaluation of warrants to fair value	574	316
Depreciation and amortization	4,285	3,603
Other	—	10
Changes in assets and liabilities
Accounts receivable, net	(513)	(919)
Inventories	(1,790)	(2,399)
Prepaid expenses and other current assets	(170)	(142)
Other assets	(176)	(31)
Accounts payable	935	872
Accrued expenses and other current and non-current liabilities	(520)	(64)
Deferred revenue	1,957	615

Net cash provided by (used in) operating activities	6,254	(5,290)

Cash flows used in investing activities
Purchases of property and equipment	(2,713)	(1,267)
Purchases of IP licenses and intangible assets	(369)	—

Net cash used in investing activities	(3,082)	(1,267)

Cash flows provided by financing activities
Proceeds from term loan financing	—	4,000
Repayment of term loan financing	(4,000)	—
Proceeds from issuance of convertible preferred stock, net of issuance cost	—	8,658
Proceeds from initial public offering, net of costs	97,458	—
Payments of initial public offering costs	(2,740)	—
Proceeds from issuance of common stock upon exercise of options	177	1,124
Principal payment of capital lease and technology license obligations	(2,707)	(2,299)
Repurchases of shares of unvested common stock	(10)	(18)
Proceeds from issuance of convertible preferred stock in connection with warrant exercise	—	775

Net cash provided by financing activities	88,178	12,240

Net increase in cash and cash equivalents	91,350	5,683
Cash and cash equivalents, beginning of period	10,154	7,879

Cash and cash equivalents, end of period	$101,504	$13,562

Supplemental disclosure of cash flow information
Cash paid for interest	$422	$431

Income tax paid	$469	$2

Supplemental disclosure of non-cash activities
Capital lease and technology license obligations	$3,342	$2,908
Vesting of early exercised options	$88	$108
Additions to property and equipment included in accounts payable and accrued expenses	$389	$758

Net exercise of common stock warrant	$249	—
Conversion of mandatorily redeemable convertible preferred stock to common stock	$72,437	—
          The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

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
     The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 30, 2007, and the consolidated results of its operations for the three and nine months ended September 30, 2007 and 2006, and the consolidated cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. Management bases its estimates on historical experiences and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of the assets and liabilities. Actual results could differ from those estimates.
Cash & Cash Equivalents
     The Company considers all highly liquid investments with an original or remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market instruments.

Allowance for Doubtful Accounts
     The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific age and amount, and all other balances on a pooled basis based on historical collection experience and economic risk assessment. The Company’s allowance for doubtful accounts was $43,000 and $68,000 as of September 30, 2007 and December 31, 2006 respectively.
Inventories
     Inventories consist of work-in-process and finished goods. Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value). The Company writes down inventory by establishing inventory reserves based on historical usage and forecasted demand. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values. Inventory reserves, once established, are not released until the related inventories have been sold, scrapped or otherwise disposed of.
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
     The Company capitalizes the cost of fabrication masks that are reasonably expected to be used during production manufacturing. Such amounts are included within property and equipment and depreciated to cost of revenue over a period of twelve months. If the Company does not reasonably expect to use the fabrication mask during production manufacturing, the related mask costs are expensed to research and development in the period in which the costs are incurred. The Company has capitalized $106,000 and $539,000 for the three months ended September 30, 2007 and 2006, respectively, and $1,837,000 and $539,000 mask costs in property and equipment for the nine months ended September 30, 2007 and 2006, respectively.
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

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Percentage of total revenue
Customer A	24%	18%	24%	16%
Customer B	18%	19%	19%	21%
All other customers	58%	63%	57%	63%

Total	100%	100%	100%	100%

	As of September 30, 2007	As of December 31, 2006
Percentage of gross accounts receivable
Customer E	12%	23%
All other customers	88%	77%

Total	100%	100%

Intangible Assets
     Prepaid technology licenses and acquired technologies, which include technologies acquired from other companies either as a result of acquisitions or licensing, are capitalized and amortized on the straight-line method over the estimated useful life of the technologies, which generally do not exceed three years. Technology license obligations payable in installments are capitalized using the present value of the payments.
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
     Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. The Company generally recognizes revenue at the time of shipment to the Company’s customers. Revenue consists primarily of sales of the Company’s products to networking original equipment manufacturers (“OEM”), their contract manufacturers or distributors. Initial sales of the Company’s products for a new design are usually made directly to networking OEMs as they design and develop their product. Once their design enters production, they often outsource their manufacturing to contract manufacturers that purchase the Company’s products directly from the Company or from the Company’s distributors.
     Revenue is recognized upon shipment for sales to distributors with limited rights of returns and price protection if the Company concludes it can reasonably estimate the credits for returns and price adjustments issuable. The Company records an estimated allowance, at the time of shipment, based on the Company’s historical patterns of returns and pricing credits of sales recognized upon shipment. The credits issued to distributors or other customers were not material for the three or nine months ended September 30, 2007 and 2006.
     Revenue and costs relating to sales to distributors are deferred if the Company grants more than limited rights of returns and price credits or if it cannot reasonably estimate the level of returns and credits issuable. During the quarter ended June 30, 2007, the Company signed a distribution agreement with Avnet, Inc.(“Avnet”) to distribute the Company’s products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet revenue and costs will be deferred until products are sold by Avnet to their end customers. For the third quarter ended September 30, 2007, less than 1% of the Company’s net revenues were from products sold by Avnet. Revenue recognition depends on notification from the distributor that product has been sold to Avnet’s end customers. Avnet reports to the Company, on at least a monthly basis, the product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled monthly to deferred revenue balances. The Company maintains system controls to validate distributor data and verify that the reported information is accurate. Deferred income on shipments to Avnet is included in deferred revenue and reflects the effects of any distributor price adjustments and the amount of gross margin expected to be realized when Avnet sells those products to their customers. Accounts receivable from Avnet is recognized and inventory is relieved when title to inventories transfers, which typically takes place at the time of shipment, which is the point in time at which the Company has a legal enforceable right to collection under normal payment terms.
     The Company also derives revenue in the form of license and maintenance fees through licensing its software products. Revenue from such arrangements is recorded by applying the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions. Revenue from such arrangements totaled $197,000 and $168,000 for the three months ended September 30, 2007 and 2006, and $780,000 and $542,000 for the nine months ended September 30, 2007 and 2006, respectively. The value of any support services is recognized as services revenue on a straight-line basis over the term of the related support period, which is typically one year.
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
     Total deferred revenue was $2,585,000 and $628,000 as of September 30, 2007 and December 31, 2006, respectively, which includes deferred revenue associated with license and maintenance fees and development revenue.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Beginning balance	$183	$135	$161	$106
Accruals for warranties issued	113	26	211	91
Settlements made	(32)	(22)	(108)	(58)

Ending balance	$264	$139	$264	$139

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

Advertising
     The Company expenses advertising costs as incurred. Advertising costs were $53,000 and $39,000 for the three months ended September 30, 2007 and 2006, respectively, and $296,000 and $189,000 for the nine months ended September 30, 2007 and 2006, respectively.
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
     For the three months ended September 30, 2007 and 2006, the Company recorded stock-based compensation expense of $525,000 and $226,000, respectively. For the nine months ended September 30, 2007 and 2006, the Company recorded stock-based compensation expense of $1,302,000 and $494,000, respectively. In future periods, stock-based compensation expense may increase as the Company issues additional stock-based awards to continue to attract and retain key employees. SFAS 123(R) also requires that the Company recognize stock-based compensation expense only for the portion of stock options that are expected to vest, based on the Company’s estimated forfeiture rate. If the actual number of future forfeitures differs from that estimated by management, the Company may be required to record adjustments to stock-based compensation expense in future periods.
     The Company accounts for stock-based compensation arrangements with non-employees in accordance with SFAS 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The fair value of the stock options granted to non-employees was estimated using the Black-Scholes option valuation model. This model utilizes the estimated fair value of the Company’s common stock, the contractual term of the option, the expected volatility of the price of the Company’s common stock, risk-free interest rates and the expected dividend yields of the Company’s common stock. Stock-based compensation expense related to non-employees was $19,000 and $11,000 for the three months ended September 30, 2007 and 2006, respectively. Stock-based compensation expense related to non-employees was $101,000 and $65,000 for the nine months ended September 30, 2007 and 2006, respectively.
     The following are the stock-based compensation expense included in the consolidated statement of operations for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(in thousands)
Cost of revenue	$16	$3	$36	$6
Research and development	222	122	537	263
Sales, general and administrative	287	101	729	225

	$525	$226	$1,302	$494

Other Comprehensive Income (Loss)
     Comprehensive income (loss) includes all changes in equity that are not the result of transactions with stockholders. For the three months and nine months ended September 30, 2007 and 2006, there are no components of comprehensive income (loss) which are excluded from the net income (loss) and, therefore, no separate statement of comprehensive income (loss) has been presented.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The Company is required to adopt the provision of SFAS No. 157 beginning with its the first quarter of 2008. The Company is currently evaluating what impact, if any, SFAS No. 157 will have on its consolidated financial position, results of operations and cash flow.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt the provisions of SFAS No. 159 beginning with its first quarter of 2008. The Company is currently evaluating what impact, if any, SFAS No. 159 will have on its consolidated financial position, results of operations and cash flows.
2. Net Income (Loss) Per Common Share
     We calculate net income (loss) per share in accordance with SFAS No. 128 (“SFAS 128”), Earnings Per Share. Under SFAS 128, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period (excluding shares subject to repurchase). Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and common stock subject to repurchase, are included in diluted net income per share for the three and nine months ended September 30, 2007.
     The following table sets forth the computation of income (loss) per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$1,310	$(1,676)	$221	$(7,769)

Weighted average common shares outstanding — basic	39,046	8,156	25,498	7,972
Dilutive effect of employee stock plans	3,691	—	3,288	—

Weighted average common shares outstanding — diluted	42,737	8,156	28,786	7,972

Basic net income (loss) per share	$0.03	$(0.21)	$0.01	$(0.97)

Diluted net income (loss) per share	$0.03	$(0.21)	$0.01	$(0.97)

     The following weighted average outstanding options, common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Options to purchase common stock and common stock subject to repurchase	605	3,466	724	2,929
Convertible preferred stock (as converted basis)	—	21,714	—	21,305
Convertible stock warrants (as converted basis)	—	313	—	313
Common stock warrants	65	—	65	—
3. Inventories
     Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value) and are comprised of the following:

	As of	As of
	September 30, 2007	December 31, 2006
	(in thousands)
Work-in-process	$5,967	$2,069
Finished goods	832	2,937

	$6,799	$5,006

4. Property and Equipment, net
     Property and equipment, net, consisted of the following:

	As of	As of
	September 30, 2007	December 31, 2006
	(in thousands)
Test equipment	$3,575	$1,418
Software and computer equipment	8,966	7,178
Furniture, office equipment and leasehold improvements	57	40

	12,598	8,636
Less: accumulated depreciation and amortization	(6,708)	(3,596)

	$5,890	$5,040

     Depreciation and amortization expense were $1,278,000 and $635,000 for the three months ended September 30, 2007 and 2006, respectively, and $3,112,000 and $1,505,000 for the nine months ended September 30, 2007 and 2006, respectively.
     Assets recorded under capital leases included in property and equipment were $4,482,000 and $3,623,000 at September 30, 2007 and December 31, 2006, respectively. Amortization expense related to assets recorded under capital lease was $396,000 and $315,000 for three months ended September 30, 2007 and 2006, respectively, and $1,026,000 and $718,000 for the nine months ended September 30, 2007 and 2006, respectively.
5. Intangible Assets, net
     Intangible assets, net, consisted of the following:

	As of	As of
	September 30, 2007	December 31, 2006
	(in thousands)
Developed technology	$3,343	$3,343
Technology license	8,726	5,544

	12,069	8,887
Less: accumulated depreciation & amortization	(8,158)	(6,985)

	$3,911	$1,902

     Amortization expense was $364,000 and $699,000 for the three months ended September 30, 2007 and 2006, respectively, and $1,173,000 and $2,097,000 for the nine months ended September 30, 2007 and 2006, respectively. Amortization expense decreased in the first three and nine months in 2007 compared to 2006 due to the completion of amortization of one of the capitalized licenses in 2006.
6. Accrued Expenses and Other Current Liabilities

	As of	As of
	September 30, 2007	December 31, 2006
	(in thousands)
Accrued compensation and related benefit	$913	$851
Accrued warranty	264	161
Refundable deposits related to unvested employee stock option exercises	92	173
Professional fees	427	583
Income tax payable	291	558
Other	343	527

	$2,330	$2,853

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
     In October 2005, the Company also entered into a term loan and security agreement (the “October 6, 2005 Term Loan and Security Agreement”) with Silicon Valley Bank and Gold Hill Venture Lending that provided a $4.0 million term loan line of credit. The credit line was secured by all of the Company’s other assets except intellectual property. Upon entering into the October 6, 2005 Term Loan and Security Agreement, the Company issued warrants to purchase a total of 27,500 shares of Series D convertible preferred stock at a price of $6.58 per share.
     In June 2006, the Company borrowed $4.0 million against the October 6, 2005 Term Loan and Security Agreement line of credit. Concurrently, the Company issued additional warrants to purchase 27,500 shares of Series D convertible preferred stock at a price of $6.58 per share. On October 24, 2006 the Company entered into the First Amendment to October 6, 2005 Term Loan and Security Agreement. The term loan carried a fixed interest rate of 10.5% as of December 31, 2006 and $4.0 million was outstanding under this term loan. The Company repaid the term loan on May 3, 2007 subsequent to the IPO.
     All warrants to purchase Series D convertible preferred stock were converted to warrants to purchase common stock as detailed in the Warrant section below.
8. Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Deficit
     Mandatorily Redeemable Convertible Preferred Stock
     At the closing of the IPO in May 2007, all outstanding mandatorily redeemable convertible preferred stock converted to common stock. The following table sets forth the information about the mandatorily redeemable convertible preferred stock:

	As of September 30,	As of December 31,
	2007	2006
	(in thousands, except share data)
Mandatorily redeemable convertible preferred stock, par value $0.001

Series A: 4,349,995 shares authorized; 4,349,989 shares issued and outstanding at December 31, 2006 and none was issued and outstanding at September 30, 2007; none and $7,830 liquidation preference	$—	$7,773

Series B: 7,612,431 shares authorized; 7,564,448 shares issued and outstanding at December 31, 2006 and none was issued and outstanding at September 30, 2007; none and $15,885 liquidation preference	—	16,534

Series C: 6,206,897 shares authorized; 6,206,892 shares issued and outstanding at December 31, 2006 and none was issued and outstanding at September 30, 2007; none and $18,000 liquidation preference	—	17,973

Series D: 4,765,835 shares authorized at December 31, 2006; 4,242,866 shares issued and outstanding at December 31, 2006 and none was issued and outstanding as of September 30, 2007; none and $27,908 liquidation preference	—	30,157

Total mandatorily redeemable convertible preferred stock	$—	$72,437

     Warrants
     Pursuant to the amendment with Silicon Valley Bank and Gold Hill Venture Lending, and upon closing of the company’s IPO in May 2007, all of the outstanding warrants to purchase mandatorily redeemable convertible preferred stock converted to warrants to purchase common stock. The following table sets forth the warrant liability that was reclassified to additional paid-in-capital.

	Number			Estimated Fair
Series of	of Shares			Value Reclassified to
Convertible	Subject to		Exercise	Additional Paid-in-capital	Expiration
Preferred Stock	Warrants	Issue Date	Price	Upon IPO	Date

B	47,619	November 1, 2002	$2.10	$568,000	October 31, 2012
D	27,500	October 6, 2005	6.58	352,000	October 5, 2015
D	27,500	June 19, 2006	6.58	352,000	October 5, 2015

	102,619			$1,272,000

     On May 1, 2007, the Company signed an amendment with Silicon Valley Bank who held warrants to purchase 47,619 shares of Series B preferred stock and 17,187 shares of Series D preferred stock to convert the warrants to common stock warrant. As a result, the fair value of the warrants at the time of the conversion was $745,000. The remaining warrants to purchase Series D preferred stock were automatically converted to common stock warrants at the closing of the IPO on May 7, 2007. The fair value of the warrants at the conversion was $527,000.
     On July 12, 2007, the Company issued an aggregate of 28,239 shares of common stock to Gold Hill Venture Lending pursuant to the net exercise provisions of common stock warrant to purchase 37,813 shares of common stock at an exercise price of $6.58 per share. No cash was paid to the Company for such issuance of the common stock.
Common Stock
     In May 2007, the Company completed its IPO in which the Company sold and issued 7,762,500 shares of common stock, including 1,012,500 shares of the underwriters’ over-allotment, at an issue price of $13.50 per share. The Company received gross proceeds of $104.8 million from the IPO, or approximately $94.8 million in net proceeds after deducting underwriting discounts and commissions of $7.3 million and other offering costs of $2.7 million. Upon the closing of the IPO, all shares of mandatorily redeemable convertible preferred stock outstanding automatically converted into 22,364,378 shares of common stock. As of September 30, 2007 the Company had the following common stock outstanding:

Common stock outstanding at December 31, 2006	9,365,600
Common stock issued in IPO	7,762,500
Conversion of mandatorily redeemable convertible preferred stock to common stock	22,364,378
Common stock issued in connection with exercises of stock options	155,574
Common stock issued in connection with the common stock warrant exercises	28,239
Repurchases of shares of unvested common stock	(14,585)

Common stock outstanding at September 30, 2007	39,661,706

Stock Options and Unvested Common Stock
     Upon completion of its IPO in May 2007, the Company adopted the 2007 Stock Incentive Plan (the “Plan”), which reserved 5,000,000 shares of the Company’s common stock. The Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively, “stock awards”), and performance cash awards, all of which may be granted to employees (including officers), directors, and consultants or affiliates. As of September 30, 2007, 114,700 shares have been granted under the Plan.
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
     For those options granted prior to March 2005, in accordance with EITF 00-23, Working Group Work Plan Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44 Accounting for Certain Transactions involving Stock Compensation, the Company accounts for cash received in consideration for the early-exercise of unvested stock options as a current liability, included as a component of accrued liabilities in the Company’s consolidated balance sheets. For those shares issued in connection with options granted prior to March 2005, there were 169,595 and 377,030 unvested shares outstanding as of September 30, 2007 and December 31, 2006, respectively, and $92,000 and $173,000 related liabilities, respectively.
     Detail related to activity of unvested shares of common stock is as follows:

		Weighted-
		Average
	Number of	Exercise/
	Unvested Shares	Purchase
	Outstanding	Price
Balance as of December 31, 2006	872,210	$1.63
Issued	68,180	5.50
Vested	(149,885)	1.23
Forfeited	(14,585)	0.71

Balance as of March 31, 2007	775,920	2.06
Issued	12,217	6.45
Vested	(133,769)	1.11
Forfeited	—	—

Balance as of June 30, 2007	654,368	2.34
Issued	—	—
Vested	(118,288)	2.38
Forfeited	—	—

Balance as of September 30, 2007	536,080	2.33

     Detail related to stock option activity is as follows:

	Number of	Weighted Average
	Shares	Exercise Price per
	Outstanding	Share
Balance at December 31, 2006	4,221,404	$2.05
Options granted	361,375	8.52
Options exercised	(92,578)	4.58
Options forfeited	(75,504)	4.62

Balance as of March 31, 2007	4,414,697	2.48
Options granted	—	—
Options exercised	(62,865)	1.92
Options cancelled	(17,195)	1.51

Balance as of June 30, 2007	4,334,637	2.49
Options granted	114,700	27.53
Options exercised	(131)	3.04
Options cancelled	(556)	24.59

Balance as of September 30, 2007	4,448,650	3.13

     The total intrinsic value for options exercised for the three months ended September 30, 2007 and 2006 was $3,000 and $70,000, respectively, and for the nine months ended September 30, 2007 and 2006 was $1,157,000 and $525,000, respectively, representing the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price paid.
     The following table summarizes information about stock options outstanding:

	Number
	Outstanding As of	Weighted Average	Weighted
	September 30,	Remaining	Average
Exercise Prices	2007	Contractual Term	Exercise Price
$0.19 to 0.20	208,122	5.24	$0.20
0.30	587,555	6.84	0.30
0.80	11,000	7.21	0.80
1.02	1,149,575	7.84	1.02
1.50	65,750	8.21	1.50
3.04	1,696,434	8.47	3.04
3.74	93,500	8.70	3.74
5.42	150,000	9.16	5.42
5.52	65,500	8.91	5.52
8.52	307,014	9.49	8.52
27.00	85,200	9.79	27.00
28.46	14,750	9.96	28.46
29.74	14,250	9.89	29.74

$0.19-29.74	4,448,650	8.07	3.13

Exercisable	2,021,457		1.17

Vested and expected to vest	4,134,227		3.07

The fair value of each employee option grant for the three and nine months ended September 30, 2007 and 2006 under SFAS 123(R) was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.13%	5.12%	4.13-4.72%	4.36%--5.12%
Expected life	4 years	4 years	4 years	4 to 5 years
Dividend yield	None	None	None	None
Volatility	45%	50%	45-55%	50--60%

     The Company determined that it was not practical to calculate the volatility of its share price since the Company’s securities were not publicly traded prior to May 2, 2007 and therefore, there was no readily determinable market value for its stock; it had limited information on its own past volatility; and the Company is a high-growth technology company whose future operating results are not comparable to its prior operating results. Therefore, the Company estimated its expected volatility based on reported market value data for a group of publicly traded companies, which it selected from certain market indices, that the Company believed was relatively comparable to the Company after consideration of the market data group companies’ size, stage of life cycle, profitability, growth, and risk and return on investment. The Company used the average expected volatility rates reported by the comparable group for an expected term that approximated the expected term estimated by the Company, or a lesser period equal to the full history of the comparable company if less than the expected life.
     The estimated weighted-average grant date fair value of options granted for the three months ended September 30, 2007 and 2006 was $11.04 and $2.36, respectively, and the weighted-average grant date fair value of options granted for the nine months ended September 30, 2007 and 2006 was $7.16 and $2.00, respectively.
9. Current and Deferred Income Taxes
     For the three and nine months ended September 30, 2007 and 2006, the provision for income taxes was based on the estimated annual effective tax rate in compliance with SFAS 109 and other related guidance. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and the possible outcomes of current and future audits.
     The following table presents the provision and benefit for income taxes and the effective tax rates for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2007	2006	2007	2006
Income (loss) before income tax expense	$1,420	$(1,676)	$422	$(7,767)
Income tax expense	110	—	201	2

Effective tax rate	7.7%	0%	47.6%	0%

     The provision for income taxes for the three and nine months ended September 30, 2007 of $110,000 and $201,000, respectively, were related principally to the federal alternative minimum tax, international taxes and state income taxes. The difference between the provision for income that would be derived by applying the statutory rate to income before tax for the three months and nine months ended September 30, 2007 and the provision actually recorded was due to the impact of non-deductible SFAS 123R stock option compensation expenses and warrant expenses offset by the benefit from net operating loss carryforwards.
     The Company is in the process of expanding its international operations and staff to better support its expansion into international markets. This expansion includes the implementation of an international structure that includes, among other things, a research and development cost-sharing arrangement, certain licenses and other contractual arrangements between the Company and its wholly-owned domestic and foreign subsidiaries. The Company’s foreign subsidiaries have acquired certain rights to sell the existing intellectual property and intellectual property that will be developed or licensed in the future. The existing rights were transferred for an initial payment. As a result of these changes and an expanding customer base in Asia, the Company expects that an increasing percentage of its consolidated pre-tax income will be derived from, and reinvested in, its Asian operations. The Company anticipates that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the U.S. federal statutory tax rate and as a consequence, the Company’s effective income tax rate is expected to be lower than the U.S. federal statutory rate.
     The Company adopted FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings on the consolidated balance sheet. As of the date of adoption, the Company recorded a $3.1 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet. As of January 1, 2007 and September 30, 2007, the Company had $3.0 million and $3.2 million, respectively of unrecognized tax benefits, which is netted against deferred tax assets and is fully offset by a valuation allowance. The unrecognized tax benefit increased by approximately $133,000.
     The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The United States federal corporation income tax returns beginning with the 2000 tax year remain subject to examination by the Internal Revenue Service (“IRS”). The California corporation income tax returns beginning with the 2000 tax year remain subject to examination by the California Franchise Tax Board. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, it did not have any accrued interest or penalties associated with any unrecognized tax benefits. Although timing of the resolution and/or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

10. Retirement Plan
     The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Through September 30, 2007, the Company has not made any contributions to the plan.
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
     The following table is based on the geographic location of the OEMs or the distributors who purchased its products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end users. Sales by geography for the periods indicated were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
		(In thousands)
United States	$8,435	$5,260	$23,163	$14,110
Taiwan	2,567	2,019	7,162	5,114
China	1,128	699	2,296	1,490
Japan	516	746	2,030	2,073
Other countries	1,519	463	3,321	1,548

Total	$14,165	$9,187	$37,972	$24,335

12. Commitments and Contingencies
     The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expire May 2012. The Company also acquires certain assets under capital leases.

     Minimum commitments under non-cancelable capital and operating lease agreements as of September 30, 2007 were as follows:

	Capital lease and
	technology license	Purchase	Operating
	obligations	commitment	leases	Total
	(in thousands)
as of end of Q3 2007	$1,740	$695	$271	$2,706
2008	2,959	7,114	691	10,764
2009	231		93	324
2010			44	44
2011			44	44
Thereafter			24	24

	4,930	$7,809	$1,167	$13,906
Less: Interest component	(246)

Present value of minimum lease payment	4,684
Less: current portion	(3,884)

Long-term portion of obligations	$800

     Rent expense incurred under operating leases was $257,000 and $200,000 for the three months ended September 30, 2007 and 2006, respectively, and $721,000 and $576,000 for the nine months ended September 30, 2007 and 2006, respectively.
     The technology license obligations include future cash payments payable primarily for two license agreements with outside vendors. One of the license agreements is for electronic design automation software which is used in the design of the Company’s products. The second license agreement includes a non-exclusive, non-transferable right to develop multiple licensed MIPS cores that implement the MIPS architecture. This second license agreement requires the Company to pay $1.9 million after the completion of its IPO for an automatic two-year extension of the license. As of September 30, 2007, $400,000 was paid, and the balance is accrued within capital lease and technology license obligations on consolidated balance sheets.
     The Company has a purchase agreement with Synopsys to purchase certain intellectual property (“IP”) which is to be used for the Company’s future products. The Company has an agreement to pay $1.15 million over the two-year period for various IP, for which $336,000 has already been paid to purchase certain IP as of September 30, 2007.
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
     From our incorporation in 2000 through 2003, we were primarily engaged in the design and development of our first processor family, NITROX, which we began shipping commercially in 2003. In 2004, we introduced and commenced commercial shipments of NITROX Soho. In 2006, we commenced our first commercial shipments of our OCTEON family of multi-core MIPS64 processors. We introduced a number of new products within all three of these product families in 2006. In 2007 we introduced our new line of OCTEON based Storage Services Processors designed to address the specific needs in the storage market, as well as other new products in the OCTEON and NITROX families. Since inception, we have invested heavily in new product development and achieved our first quarter of profitability during the quarter ended September 30, 2007. Our revenue has grown from approximately $7.4 million in 2004 to approximately $34.2 million in 2006 and approximately $38.0 million in the first nine months of 2007, driven primarily by demand in the enterprise network and data center markets. We expect sales of our products for use in the enterprise network and data center markets to continue to represent a substantial portion of our revenue in the foreseeable future. However, we expect sales into those market to decline as a percentage of overall sales as sales in the broadband and consumer and the access and service provider markets are expected to increase at a rate faster than the expected increase in sales into the enterprise network and data center markets.
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
Results of Operations
Three and Nine Months Ended September 30, 2007 and 2006
     Revenue. Our revenue consists primarily of sales of our semiconductor products to providers of networking equipment and their contract manufacturers and through distributors. Initial sales of our products for a new design are usually made directly to providers of networking equipment as they design and develop their product. Once their design enters production, they often outsource their manufacturing to contract manufacturers that purchase our products directly from us or from our distributors. We price our products based on market and competitive conditions and periodically reduce the price of our products, as market and competitive conditions change, and as manufacturing costs are reduced. We do not experience different margins on direct sales to providers of networking equipment and indirect sales through contract manufacturers because in all cases we negotiate product pricing directly with the providers of networking equipment. To date, all of our revenue has been denominated in U.S. dollars.
     We also derive revenue in the form of license and maintenance fees through licensing our software products which help our customers build products around our systems-on-a-chip, or SoCs in a more time and cost efficient manner. Revenue from such arrangements totaled $197,000 and $168,000 for the three months ended September 30, 2007 and 2006, respectively, and $780,000 and $542,000 for the nine months ended September 30, 2007 and 2006, respectively.
     Our customers representing greater than 10% of revenue for each of the periods were:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Percentage of total revenue
Cisco	24%	18%	24%	16%
F5 Networks	18%	19%	19%	21%
All other customers	58%	63%	57%	63%

Total	100%	100%	100%	100%

The increase in percentage of revenue from Cisco is due to the increased sales for existing design wins that went into production during the respective periods.

     Our distributors are used primarily to support international sale logistics in Asia, including importation and credit management. Total revenue through distributors with limited rights of returns and price protection was $3.0 million and $3.0 million for the three months ended September 30, 2007 and 2006, respectively, which accounted for 21.2% and 32.3% of revenue, respectively, and $8.7 million and $7.9 million for the nine months ended September 30, 2007 and 2006, respectively, which accounted for 22.9% and 32.2% of revenue, respectively. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales to distributors at the time of shipment, reduced by our estimate of expected returns.
     Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. During the quarter ended June 30, 2007, we signed a distribution agreement with Avnet, Inc.(“Avnet”) to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet, revenue and costs will be deferred until products are sold by Avnet to their end customers. For the third quarter of fiscal 2007, less than 1% of our net revenues were from products sold by Avnet. Revenue recognition depends on notification from Avnet that product has been sold to Avnet’s end customers.
     The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Revenue by geography for the periods indicated were:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
	(In thousands)
United States	$8,435	$5,260	$23,163	$14,110
Taiwan	2,567	2,019	7,162	5,114
China	1,128	699	2,296	1,490
Japan	516	746	2,030	2,073
Other countries	1,519	463	3,321	1,548

Total	$14,165	$9,187	$37,972	$24,335

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
     Cost of revenue also includes amortized costs related to certain acquired technology assets in 2004 and 2005. In August 2004, we acquired certain assets of Brecis Communications Corporation, which included the purchase of its secure communication processor product line. We capitalized a total of $2.3 million of developed technology and are amortizing that amount on a straight-line basis over the expected useful life of three years. In April 2005, we acquired Menlo Logic, LLC, which included the purchase of technology used for secure communication. We capitalized a total of $1.1 million of developed technology and are amortizing that amount on a straight-line basis over the expected useful life of three years. The total estimated purchase price was allocated to tangible and identifiable intangible assets and liabilities assumed based on their estimated fair value. The total intangible assets amortization expense included in cost of revenue was $215,000 and $279,000 for the three months ended September 30, 2007 and 2006, and $772,000 and $836,000 for the nine months ended September 30, 2007 and 2006.
     In addition, we incur costs for the fabrication of masks used by our contract manufacturers to manufacture wafers that incorporate our products. The cost of fabrication mask sets increased due to our transition from a 130-nanometer to a 90-nanometer process in our next-generation products which began in 2007. During the three months ended September 30, 2007 and 2006, we capitalized $106,000 and $539,000 of mask costs, respectively. During the nine months ended September 30, 2007 and 2006, we capitalized $1,837,000 and $539,000 of mask costs, respectively. As our product processes continue to mature and as we develop more history and experience, we expect that, in the future, a greater percentage of mask costs will be used directly for production manufacturing and will be capitalized. We amortized the cost of fabrication masks that we reasonably expect to use for production manufacturing. We amortized those costs over a 12-month period and included them in cost of revenue. The balance of capitalized mask costs at September 30, 2007 was $1,065,000. As our products mature and there is increasing assurance that any particular product design will likely go into production, we anticipate that a larger percentage of our total mask costs will be capitalized and amortized to cost of revenue.
     Our revenue, cost of revenue, gross profit and gross margin for the three months and nine months ended September 30, 2007 and 2006 were:

	For the three months ended				For the nine months ended
	September 30,				September 30,
	2007	2006	change	% change	2007	2006	change	% change
	(In thousands)					(In thousands)
Revenue	$14,165	$9,187	$4,978	54.2%	$37,972	$24,335	$13,637	56.0%
Cost of revenue	5,207	3,878	1,329	34.3%	14,087	9,635	4,452	46.2%

Gross Profit	$8,958	$5,309	$3,649	68.7%	$23,885	$14,700	$9,185	62.5%

Gross Margin	63.2%	57.8%	5.4%		62.9%	60.4%	2.5%
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
     Three Months and Nine Months Ended September 30, 2007 Compared to the Three Months and Nine Months Ended September 30, 2006: Revenue. Our revenue was $14.2 million and $38.0 million in the three months and nine months ended September 30, 2007, respectively, as compared to $9.1 million and $24.3 million in the three months and nine month ended September 30, 2006, an increase of 54.2% and 56.0%, respectively. The majority of the increase is related to an increase in sales of $4.5 million and $12.2 million, respectively, in the three months and nine months ended September 30, 2007, to existing customers, which were primarily a result of design wins reaching commercial production. In the three months and nine months ended September 30, 2007 and 2006, a substantial majority of our sales were to customers that sell into the enterprise network and data center markets. In the three months and nine months ended September 30, 2007 we derived 21.2% and 22.7% of our revenue from indirect channels compared to 32.2% in both three months and nine months ended September 30, 2006.
     Three Months and Nine Months Ended September 30, 2007 Compared to the Three Months and Nine Months Ended September 30, 2006: Gross Margin. Gross margin increased 5.4 percentage points and 2.5 percentage points to 63.2 % and 62.9% in the three months and nine months ended September 30, 2007 from 57.8% and 60.4% in the three months and nine months ended September 30, 2006. The increase in gross margin in the three months and nine months ended September 30, 2007 compared to the three months and nine months ended September 30, 2006 were primarily due to a slight shift in product mix to more complex, higher performance products, and manufacturing cost improvements made during 2006 due to lower unit wafer costs, and assembly and test costs.
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
     The cost of masks used for development purposes are expensed to research and development. We expensed total development fabrication mask costs of $0 for both the three months ended September 30, 2007 and 2006, respectively, and $0 and $1,236,000 for the nine months ended September 30, 2007 and 2006, respectively. As our product processes continue to mature and as we develop more history and experience, we expect that, in the future, a lesser percentage of mask costs will be expensed to research and development and more will be used directly for production manufacturing and as a result expensed to cost of revenue.
     We expect research and development expenses to continue to increase in total dollars although we expect these expenses to generally decrease as a percentage of revenue. Additionally, as a percentage of revenue, these costs fluctuate from one period to another. Total research and development expenses for the three months and nine months ended September 30, 2007 and 2006 were:

	For the three months ended				For the nine months ended
	September 30,				September 30,
	2007	2006	change	% change	2007	2006	change	% change
	(In thousands)					(In thousands)
Research and development expenses	$4,796	$4,224	$572	13.5%	$13,843	$14,283	$(440)	-3.1%
Percent of total revenue	33.9%	46.0%	-12.1%		36.5%	58.7%	-22.2%
     Three Months and Nine Months Ended September 30, 2007 Compared to the Three Months and Nine Months Ended September 30, 2006: Research and Development Expenses. Research and development expenses increased by $0.6 million, or 13.5% in the first three months ended September 30, 2007 from $4.2 million in the three months ended September 30, 2006, and decreased by $0.4 million, or 3.1% in the nine months ended September 30, 2007 from $14.3 million in the nine months ended September 30, 2006. Of the $0.6 million increase in the three months ended September 2007 compared to 2006, salaries and benefits accounted for $0.6 million, stock-based compensation expense accounted for $0.1 million, professional services and other miscellaneous expenses accounted for $0.3 million, offset by tools and masks cost of $0.4 million. Of the $0.4 million decrease in the nine months ended September 30, 2007 compared to 2006, salaries and benefits increased by $1.4 million, stock-based compensation expense increased by $0.3 million, professional services and other miscellaneous expenses increased by $0.7 million, offset by decrease in tools and masks cost of $2.8 million. We capitalized the costs of fabrication masks that are reasonably expected to be used during production manufacturing. Research and development headcount increased to 122 at the end of September 2007 from 100 at the end of September 2006.
     Sales, General and Administrative Expenses
     Sales, general and administrative expenses primarily include personnel costs, accounting and legal fees, information systems, sales commissions, trade shows, marketing programs, depreciation, allocated facilities expenses and stock-based compensation under SFAS 123(R). We plan to continue to increase hiring of our sales and marketing organization to enable us to expand into existing and new markets. We also plan to continue to invest in expanding our domestic and international sales and marketing activities and building brand awareness. We incurred significant additional, accounting and legal compliance costs as well as additional insurance, and investor relations and other costs associated with being a public company. We expect sales, general and administrative expenses to increase significantly in absolute dollars and to generally decrease as a percentage of revenue in the future due to our expected growth and economies of scale. Total sales, general and administrative costs for the three months and nine months ended September 30, 2007 and 2006 were:

	For the three months ended				For the nine months ended
	September 30,		change	% change	September 30,		change	% change
	2007	2006			2007	2006
		(In thousands)				(In thousands)
Sales, general and administrative	$3,976	$2,594	$1,382	53.3%	$10,667	$7,547	$3,120	41.3%
Percent of total revenue	28.1%	28.2%	-0.2%		28.1%	31.0%	-2.9%
     Three Months and Nine Months Ended September 30, 2007 Compared to the Three Months and Nine Months Ended September 30, 2006: Sales, General and Administrative Expenses. Sales, general and administrative expenses increased $1.4 million and $3.1 million, or 53.3% and 41.3% to $4.0 million and $10.7 million in the three months and nine months ended September 30, 2007 from $2.6 million and $7.5 million in the three months and nine months ended September 30, 2006. Of the $1.4 million increase in the three months ended September 30, 2007 compared to 2006, salaries, benefits and commissions accounted for $0.6 million, travel and other miscellaneous expenses accounted for $0.3 million, stock-based compensation expense accounted for $0.2 million, and marketing programs, accounting, legal fees and other services accounted for $0.3 million. Of the $3.1 million increase in the nine months ended September 30, 2007 compared to 2006, salaries, benefits and commissions account for $1.5 million, travel and other miscellaneous expenses accounted for $0.3 million, stock-based compensation expense accounted for $0.5 million, and marketing programs, accounting, legal fees and other services accounted for $0.8 million, which were due to the implementation of internal systems and other costs associated with being a public company. Sales, general and administrative headcount increased to 57 at the end of September 2007 from 43 at the end of September 2006.
     Other Income (Expense), Net. Other income (expense), net primarily includes interest income on cash and cash equivalents and interest expense on notes payable. It also includes adjustments we made to record our preferred stock warrants at fair value in accordance with FSP 150-5. These warrants have converted into warrants to purchase shares of our common stock in May 2007 and therefore there are no warrant revaluation expenses in the quarter ended September 30, 2007.

	For the three months ended				For the nine months ended
	September 30,		change	% change	September 30,		change	% change
	2007	2006			2007	2006
		(In thousands)				(In thousands)
Interest income and other	$1,307	$117	$1,190	1017.1%	$2,193	$234	$1,959	837.2%
Interest expense	(73)	(271)	198	-73.1%	(572)	(555)	(17)	3.1%
Warrant revaluation expense	—	(13)	13	-100.0%	(574)	(316)	(258)	81.6%

Total other income (expense), net	1,234	(167)	1,401	838.9%	1,047	(637)	1,684	264.4%

     Three Months and Nine Months Ended September 30, 2007 Compared to the Three Months and Nine Months Ended September 30, 2006: Other Income (Expense), Net. Other income (expense), net increased in the three months and nine months ended September 30, 2007 due primarily to the increase in interest income as a result of higher cash balances, offset by warrant revaluation expenses recognized to record our preferred stock warrants at fair value and interest expense attributable to the $4.0 million drawn against our Term Loan line of credit. This Term Loan line of credit was paid off on May 3, 2007.
     Income Tax Expense. For the three and nine months ended September 30, 2007 and 2006, the provision for income taxes was based on our estimated annual effective tax rate in compliance with SFAS 109 and other related guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and the possible outcomes of current and future audits.
     The following table presents the provision and benefit for income taxes and the effective tax rates for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2007	2006	2007	2006
Income (loss) before income taxes expense	$1,420	$(1,676)	$(422)	$(7,767)
Income tax expense	110	—	201	2

Effective tax rate	7.7%	0%	47.6%	0%

     Three Months and Nine Months Ended September 30,2 007 Compared to the Three Months and Nine Months Ended September 30, 2006: Income Tax Expense. The provision for income taxes for the three and nine months ended September 30, 2007 of $110,000 and $201,000, respectively, relates principally to the federal alternative minimum tax, international taxes and state income taxes. The difference between the provision for income that would be derived by applying the statutory rate to our income before tax for the three months and nine months ended September 30, 2007 and the provision actually recorded was due to the impact of non-deductible SFAS 123R stock option compensation expenses and warrant expenses offset by the benefit from net operating loss carryforwards.
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
     As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings on the consolidated balance sheet. As of the date of adoption, we recorded a $3.1 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet. As of January 1, 2007 and September 30, 2007, we had $3.0 million and $3.2 million, respectively of unrecognized tax benefits, which is netted against deferred tax assets and is fully offset by a valuation allowance. The unrecognized tax benefit increased by approximately $133,000.
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
Liquidity and Capital Resources
     In May 2007, we received net proceeds of approximately $94.8 million (after underwriters’ discounts of $7.3 million and additional offering related costs of approximately $2.7 million). Our primary sources of cash historically have been proceeds from issuances of convertible preferred stock, cash collections from customers, a working capital line of credit and term loan and cash received from the exercise of employee stock options. As of September 30, 2007, we had cash and cash equivalents of $101.5 million and net accounts receivable of $7.8 million.
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
     In October 2005, we also entered into a Term Loan and Security Agreement with Silicon Valley Bank and Gold Hill Venture Lending (“Gold Hill”) that provided a $4.0 million term loan line of credit (“Term Loan”). The credit line was secured by all of our other assets except intellectual property.
     In September 2006, we borrowed $4.0 million against this Term Loan line of credit. On October 24, 2006, we entered into the First Amendment to the Term Loan and Security Agreement. The amendment reduced the interest rate on the Term Loan to a fixed rate of 10.5%, effective November 1, 2006. In addition, it eliminated the Gold Hill prepayment fee and final payment fee. This Term Loan was paid off as of as of May 3, 2007 subsequent to the IPO.
     Following is a summary of our working capital and cash and cash equivalents as of September 30, 2007 and December 31, 2006:

	As of
	September 30,	December 31,
	2007	2006
	(in thousands)
Working capital	$104,234	$11,689
Cash and cash equivalents	101,504	10,154
Cash Flows from Operating Activities
     Net cash provided by operating activities was $6.3 million for the nine months ended September 30, 2007. Net cash provided by operating activities primarily consisted of $6.3 million in non-cash operating expenses. Non-cash items included in net income for the nine months ended September 30, 2007 included depreciation and amortization expense of $4.3 million, stock-based compensation of $1.3 million, warrant revaluation and amortization of $0.7 million. Net cash used in operating activities was $5.3 million for the nine months ended September 30, 2006. This primarily consisted of our net loss of $7.8 million, $4.5 million in non-cash operating expenses and $2.1 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net loss for the nine months ended September 30, 2006 included depreciation and amortization expense of $3.6 million, stock-based compensation of $0.5 million, warrant revaluation and amortization of $0.4 million.
Cash Flows from Investing Activities
     Net cash used in investing activities was $3.1 million and $1.3 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash flows used in investing activities were primarily due to capital expenditures to support product development and general growth.
Cash Flows from Financing Activities
     Net cash provided by financing activities was $88.2 million for the nine months ended September 30, 2007. Net cash provided by financing activities was primarily due to the net cash provided from our IPO of $94.8 million, offset by the repayment of the Term Loan of $4.0 million and principal payments of capital lease and technology license obligations of $2.7 millions. Net cash provided by financing activities was $12.2 million for the nine months ended September 30, 2006. Net cash provided by financing activities was primarily due to $4.0 million we borrowed from the Term Loan, $8.7 million from issuance of convertible preferred stock, $0.7 million from issuance of preferred stock in connection with warrant exercise, and $1.1 million proceeds received from stock option exercises, partially offset by the principal payments of capital lease and technology license obligations of $2.3 million.

     We believe that our $101.5 million of cash and cash equivalents at September 30, 2007, and expected cash flow from operations will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations.
Indemnities
     In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of September 30, 2007, we believe our exposure related to the above indemnities at September 30, 2007 is not material. In the ordinary course of business, we also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.
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
Contractual Obligations
     The following table describes our commitments to settle contractual obligations in cash as of September 30, 2007:

	Payments Due By Period
	Less Than 1			More Than 5
	Year	1 to 2 Years	3 to 5 Years	Years	Total
	(in thousands)
Operating leases	$271	$784	$88	$24	$1,167
Capital lease and technology license obligations	1,740	3,190		—	4,930
Purchase commitments	11,405	7,114	—	—	18,519

Total	$13,416	$11,088	$88	$24	$24,616

Critical Accounting Policies and Estimates
     The preparation of our financial statements and accompanying disclosures in conformity with GAAP, the accounting principles generally accepted in the United States, requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) warranty accrual; (3) stock-based compensation; (4) inventory valuation; and (5) accounting for income tax. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. A further discussion can be found in, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Registration Statement on Form S-1(File No. 333-140660) filed with the SEC on May 1, 2007.

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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     During the three months ended September 30, 2007, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed under our Registration Statement on Form S-1 (File No. 333-140660) as filed with the SEC on May 1, 2007.
Item 4T. Controls and Procedures
Evaluation of Disclosure and Procedures
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).
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
     Based upon the controls evaluation, our CEO and CFO have concluded that as of September 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
Changes in Internal Control Over Financial Reporting
     No change in our internal control over financial reporting occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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
     We were established in 2000 and have not been profitable in any fiscal period until the quarter ended September 30, 2007. We experienced net income of $1.3 million for the three months ended September 30, 2007 and net income of $0.2 million for the nine months ended September 30, 2007. However, as of September 30, 2007, our accumulated deficit was still $60.7 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. As a public company, we will also incur significant legal, accounting and other expenses that we did not incur as a private company. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods may not be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.
     We face intense competition and expect competition to increase in the future, which could reduce our revenue and customer base.
     The market for our products is highly competitive and we expect competition to intensify in the future. This competition could make it more difficult for us to sell our products, and result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share or expected market share, any of which would likely seriously harm our business, operating results and financial condition. For instance, semiconductor products have a history of declining prices as the cost of production is reduced. However, if market prices decrease faster than product costs, gross and operating margins can be adversely affected. Currently, we face competition from a number of established companies, including Broadcom Corporation, Freescale Semiconductor, Inc., hi/fn, inc., Intel Corporation, Marvell Technology Group Ltd., PMC-Sierra, Inc. and others. We also face competition from a number of private companies, including Raza Microelectronics, Inc., P.A. Semi and others. A few of our current competitors operate their own fabrication facilities and have, and some of our potential competitors could have, longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features.
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
     We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 61.0% and 56.4% of our revenues from our top five customers for the three months ended September 30, 2007 and 2006, respectively, and 57.9% and 56.8% for the nine months ended September 30, 2007 and 2006, respectively. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and in some cases the portion of our revenues attributable to certain customers may increase in the future. However, we may not be able to maintain or increase sales to certain of our top customers for a variety of reasons, including the following:
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
     We have experienced significant growth in a short period of time. Our revenues increased from approximately $7.4 million in 2004 to approximately $34.2 million in 2006 and $38.0 million in the first nine months of 2007. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.
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
     The reasons for this delay generally include the following elements of our product sales and development cycle timeline and related influences:
•	our customers usually require a comprehensive technical evaluation of our products before they incorporate them into their designs;

•	it can take from nine months to three years from the time our products are selected to commence commercial shipments; and our customers may experience changed market conditions or product development issues. The resources devoted to product development and sales and marketing may not generate material revenue for us, and from time to time, we may need to write off excess and obsolete inventory if we have produced product in anticipation of expected demand. We may spend resources on the development of products that our customers may not adopt. If we incur significant expenses and investments in inventory in the future that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher cost products in inventory, our operating results would be harmed.
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
     We were established in 2000. We have not been profitable in any fiscal period until the quarter ended September 30, 2007. We experienced net income of $1.3 million and $0.2 million for the three months and nine months ended September 30, 2007. Since we have only one quarter of operating profitability, we do not have an extended history from which to predict and manage profitability. Our limited operating experience, a dynamic and rapidly evolving market in which we sell our products, our dependence on a limited number of customers, as well as numerous other factors beyond our control, impede our ability to forecast quarterly and annual revenues accurately. As a result, we could experience budgeting and cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which could make it difficult for us to gain and maintain profitability and could increase the volatility of the market price of our common stock.
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
     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal control over financial reporting. We will be required to adhere to these requirements by the end of calendar year 2008. These Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. In the future, we may discover areas of our internal controls that need improvement. If our auditors or we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our rapid growth in recent periods, and our possible future expansion through acquisitions, present challenges to maintain the internal control and disclosure control standards applicable to public companies. If we fail to maintain effective internal controls, we could be subject to regulatory scrutiny and sanctions and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal controls are effective in future periods.
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
     We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. We have been issued eleven patents in the United States and two patents in foreign countries and have additional twenty-one patent applications pending in the United States and twenty-one patent applications pending in foreign countries. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.
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
     Substantially all of our products are manufactured by third-party contractors located in Taiwan. The risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. For example, several major earthquakes have occurred in Taiwan since our incorporation in 2000. Although our third-party contractors did not suffer any significant damage as a result of these most recent earthquakes, the occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry or assembly and test capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, if at all.
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
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement of all share-based payments to employees and other service providers, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. Effective January 1, 2006, we adopted the fair-value-based recognition provisions of SFAS 123(R) using the prospective transition method, which requires us to apply the provisions of SFAS 123(R) only to awards granted, modified, repurchased or cancelled after the adoption date. The total expense reported for the three months ended September 30, 2007 and 2006 related to stock options amounted to $525,000 and $226,000, respectively, and for the nine months ended September 30, 2007 and 2006 amounted to $1,302,000 and $494,000, respectively. We expect this amount to increase in future years as new grants are made to existing employees and other service providers and to new employees and other service providers as they join the company. In addition, the value of each option granted may increase due to the increase in price of the Company’s stock price since the Company’s initial public offering in May 2007. These additional expenses will decrease operating income and correspondingly reduce our net income in future periods.
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

     The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through September 30, 2007, our stock price has fluctuated from a low of $13.50 to a high of $35.60. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:
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
     Furthermore, the stock market in general, and the market for semiconductor and other technology companies in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Such fluctuations may be even more pronounced in the trading market shortly following this offering. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. These trading price fluctuations may also make it more difficult for us to use our common stock as a means to make acquisitions or to use options to purchase our common stock to attract and retain employees. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
     Future sales of shares by existing stockholders after the expiration of IPO lock-up provisions could cause the price of company stock to decline
     As part of the company’s initial public offering in May 2007, shareholders of record at the IPO agreed to certain contractual lock-up provisions with the underwriters.  Those lock-up provisions expire as of November 5, 2007.   If our existing stockholders sell following the expiration of the lock-up, the additional shares offered for sale will increase the number of shares in the public float, which may create volatility and cause downward pressure on the stock price.
      As of September 30, 2007 we had approximately 39.1 million shares of common stock outstanding and not subject to repurchase by the company, of which approximately 7.8 million shares were freely tradable and transferable without restriction or additional registration under the Securities Act of 1933, as amended.   Effective November 5, 2007 all shares subject to the lock-up agreement will no longer be subject to the underwriters’ lock-up provisions.  However, certain of these shares will still be subject to the volume and other restrictions under Rule 144 and 701 under the Securities Act.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     Between our last periodic report, filed on Form 10-Q on August 3, 2007 (File No. 001-33435) and the date of this periodic report, there have been no sales of unregistered equity securities.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate (3)

4.3	Third Amended and Restated Investors’ Rights Agreement, dated December 8, 2004, as amended on October 25, 2005 and August 9, 2006, by and among the Registrant and certain of its security holders (4)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer (5)

(1)	Filed as Exhibit 3.3 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(2)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(4)	Filed as Exhibit 4.3 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(5)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVIUM NETWORKS, INC.
Date: November 6, 2007	By:	/s/ Arthur D. Chadwick
Arthur D. Chadwick
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate (3)

4.3	Third Amended and Restated Investors’ Rights Agreement, dated December 8, 2004, as amended on October 25, 2005 and August 9, 2006, by and among the Registrant and certain of its security holders (4)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer (5)

(1)	Filed as Exhibit 3.3 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(2)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(4)	Filed as Exhibit 4.3 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(5)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.