Form 10-K
period 2007-12-31
CAVIUM NETWORKS, INC.
filed 2008-03-10
CIK 1175609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33435
Cavium Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0558625
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
805 East Middlefield Road
Mountain View, CA 94043
(650) 623-7000
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Syed B. Ali
President and Chief Executive Officer
Cavium Networks, Inc.
805 East Middlefield Road
Mountain View, CA 94043
(650) 623-7000
(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Each
to be so Registered	Class is to be Registered

Common Stock, $0.001 par value (Title of Class)	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

As of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was $529,476,479, based on the number of shares held by non-affiliates of the registrant, and based on the reported last sale price of common stock on The NASDAQ Global Market for such date. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of March 7, 2008: 40,383,818

Documents Incorporated by Reference:  Portions of the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this form 10-K are incorporated by reference in Part III of this Form 10-K.

CAVIUM NETWORKS, INC.

YEAR ENDED DECEMBER 31, 2007
FORM 10-K

ANNUAL REPORT

Forward Looking Statements

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are subject to the “safe harbor” created by those sections. Such statements are based upon our management’s believes and assumptions and on information currently available to our management. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “could,” “would,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors in this Annual Report on Form 10-K are discussed in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

Item 1.	Business

Overview

We are a provider of highly integrated semiconductor processors that enable intelligent networking, communications and security applications. We refer to our products as enabling intelligent processing because they allow customers to develop networking equipment that is application-aware and content-aware and securely processes voice, video and data traffic at high speeds. Our products also include a rich suite of embedded security protocols that enable unified threat management, or UTM, secure connectivity and network perimeter protection. Our products are systems on a chip, or SoCs, which incorporate single or multiple processor cores, a highly integrated architecture and customizable software that is based on a broad range of standard operating systems. As a result, our products offer high levels of performance and processing intelligence while reducing product development cycles for our customers and lowering power consumption for end market equipment.

We generate the majority of our revenue from sales of our products to providers of networking equipment that sell into the enterprise network, data center, broadband and consumer, and access and service provider markets. Our products are used in a broad array of networking equipment, including routers, switches, content-aware switches, UTM and other security appliances, application-aware gateways, voice/video/data, or triple-play, gateways, wireless local area network, or WLAN, and 3G access and aggregation devices, storage networking equipment, servers and intelligent network interface cards.

Industry Background

Traffic on the Internet and enterprise networks is rapidly increasing due to trends that include greater adoption of Web 2.0 applications, VoIP, video over broadband, file sharing, greater use of web-based services, and the proliferation of stored content accessed through networks. Enterprises and service providers are demanding networking equipment that can take advantage of these trends, and address the significant market opportunities that these new applications provide. As a result, there is growing pressure on providers of networking equipment to rapidly introduce new products with enhanced functionality while reducing their design and manufacturing costs. Providers of networking equipment are increasingly seeking advanced processing solutions from third-party vendors to access the best available technology and reduce development costs.

The processing needs of advanced networking systems can be described in the context of the Open System Interconnection, or OSI, Model, which divides network activities, equipment, and protocols into seven layers. According to this model, Layers 1 through 3 are the physical, data link and network layers, respectively, which provide the protocols to ensure the transmission of data between the source and destination regardless of the content and type of data processed. Traditionally, network infrastructure products have focused on Layer 1 through 3 products that route and switch data traffic based solely on the source and destination address contained in the packet header. Processors that provide Layer 1 through 3 solutions are widely available from many vendors. Layers 4 through 7 are the transport, session, presentation and application layers, which provide the protocols to enable the reliable end-to-end communication of application information. Intelligent processing generally takes place in Layers 4 through 7. In order to provide this intelligence, advanced networking systems must include processors that enable extensive inspection of the application and data content, or deep packet inspection, and make intelligent switching and routing decisions based upon that inspection. To address customer demands, providers of networking equipment must offer products that include functionality such as intelligent routing or switching of network traffic prioritized by application and data content, and security services. Processors required for Layer 4 through 7 processing are significantly more complex than processors that provide only Layer 1 through 3 solutions.

Networking equipment providers address the need for advanced networking systems and the processors using a variety of approaches for their current networking products, including internally designed custom semiconductor products, such as ASICs, FPGAs or other proprietary chips, multiple chip offerings, general purpose MPUs from merchant suppliers, software-based solutions or a combination of these approaches. While these approaches have been adequate for the basic layer 1 through 3 processing, they are less effective as the need for Layer 4 through 7 intelligent processing increases and line rates continue to increase. As a result, providers of networking equipments are increasingly turning to third-party vendors for high performance, power-efficient and cost-effective intelligent processing products.

Products

We offer highly integrated semiconductors that provide intelligent Layer 4 through 7 processing for enterprise network, data center, broadband and consumer, and access and service provider markets. Our products provide scalable, low-power, high performance processors that integrate single or multiple cores, hardware accelerators and input/output interfaces into a single chip and are available across a wide range of price and performance points. All of our products are compatible with standards-based operating systems and general purpose software to enable ease of programming, and are supported by our ecosystem partners.

The chart below sets out key product lines, available versions, descriptions and primary target equipment for each of our product families.

	Product Lines	Available
Product Families	(# of MIPS Cores)	Configurations	Description	Target End Markets

OCTEON Plus Multi-core MIPS64 Processors	• CN58XX(16) • CN57XX (12) • CN56XX (12) • CN55XX(6) • CN54XX(6) • CN52XX(4) • CN50XX(2)	• Network Services Processor • Storage Services Processor • Secure Communication Processor • Communication Processor	• Multi-core MIPS64 Processors with 2-16 cores, integrated L4-L7 hardware acceleration and networking interfaces • Performance: 1Gbps to 20+ Gbps	• Enterprise Network • Access and Service Provider • Data Center

OCTEON Multi-core MIPS64 Processors	• CN38XX(16) • CN36XX(4) • CN31XX(2) • CN30XX(1)	• Network Services Processor • Secure Communication Processor • Communication Processor	• Multi-core MIPS64 Processors with 2-16 cores, integrated L4-L7 hardware acceleration and networking interfaces • Performance: 1Gbps to 10+ Gbps	• Enterprise Network • Access and Service Provider • Data Center

NITROX Security Processors	• CN2XXX • CN1XXX • CN5XX	• i/s/w: IPsec, SSL or WLAN Security versions • p: Multi-protocol version	• Standalone Security Processors, with wide range of interface connectivity	• Enterprise Network • Data Center • Access and Service Provider • Broadband and Consumer

NITROX Soho/ OCTEON Broadband Communication Processors	• CN50XX(2) • CN31XX(2) • CN30XX(1) • CN2XX(1)	• Network Services Processor • Secure Communication Processor • Communication Processor	• Cost-effective Single & Dual core MIPS-based Communication Processors with integrated Networking, Security, QoS acceleration and built-in interfaces • Performance: 100Mbps to 1Gbps	• Broadband and Consumer • Enterprise and Consumer

Our OCTEON and OCTEON Plus processor family provides integrated Layer 4 through 7 data and security processing (with additional capabilities at Layers 2 and 3) at line speeds from 100Mbps to 20Gbps. OCTEON processors integrate control plane processing, packet processing, security processing and content acceleration in a single chip. This integration shortens the data paths, eliminates redundant packet processing, simplifies board design and reduces the cost and power consumption compared to alternative products that use multiple chips. Our

OCTEON processors are targeted for use in a wide variety of OEM networking equipment, including routers, switches, content-aware switches, UTM, and other security appliances, application-aware gateways, voice/video/data, or triple-play, gateways, WLAN and 3G access and aggregation devices, storage networking equipment, servers and intelligent network interface cards.

Our OCTEON Plus family of processors approximately doubles the application performance available in our previous generation of OCTEON processors. The OCTEON Plus processor family adds new interfaces and acceleration features for packet processing, quality of service and content processing for multimedia aware networking and 3G, 4G, WiMax wireless applications. The OCTEON Plus processor family has expanded OCTEON’s core target markets with a new category called the Storage Services Processor, or SSP family. The OCTEON SSP provides hardware acceleration for storage applications such as iSCSI, RAID 6 and data de-duplication. The new OCTEON SSP family is aimed at iSCSI targets, Fiber Channel to iSCSI bridges and disk arrays.

Our NITROX processor family offers stand-alone security processors that provide the functionality required for secure communication in a single chip. This single chip, custom-designed processors provide the complete security protocol processing, encryption and authentication algorithms to reduce the load on the system processor and increase total system throughput. The NITROX family consists of products with up to 24 security processors on a chip that are used in a wide variety of OEM networking equipment, including security appliances, UTM appliances, Layer 4 through 7 load balancers, and other applications.

Our NITROX Soho and OCTEON broadband communication processor family includes a line of 32-bit and 64-bit broadband communication processors. The OCTEON broadband communication processors target wired and wireless broadband gateway applications, with performance requirements ranging from 100Mbps to 1Gbps. The NITROX Soho processors are highly integrated MIPS32-based products delivering a broad range of cost, performance and power options for applications requiring up to a 100Mbps line rate. The MIPS64-based SoC OCTEON processors integrate single or dual 64-bit CPUs, and provide high performance security processing for applications requiring up to a 1Gbps line rate. The NITROX Soho and OCTEON processors are primarily used for broadband routers, WLAN access points, access and UTM appliances.

In addition to our processors, we also market and sell discrete software stacks designed to help our customers build products around our SoCs in a more time and cost efficient manner. The stacks include applications for security functions and other commonly used protocols. We intend to continue to build our software portfolio to address the needs of our customers who do not possess internal software design efforts, or choose to use those efforts on more customized systems architectures.

Customers

We primarily sell our products to providers of networking equipment, either directly or through contract manufacturing organizations and distributors. By providing comprehensive systems-level products along with our ecosystem partners, we provide our customers with products that empower their next-generation networking systems more quickly and at lower cost than other alternatives.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. Cisco accounted for 23% of revenue in 2007. F5 Networks accounted for 18% in 2007. SonicWALL accounted for 6% of revenue in 2007.

Sales and Marketing

We currently sell our products through our direct sales and applications support organization to providers of networking equipment, original design manufacturers and contract electronics manufacturers, as well as through arrangements with distributors that fulfill third-party orders for our products.

We work directly with system designers to create demand for our products by providing them with application-specific product information for their system design, engineering and procurement groups. Our technical marketing, sales and field application engineers actively engage potential customers during their design processes to introduce them to our product capabilities and target applications. We design products in an effort to meet the increasingly complex and specific design requirements of our customers. We typically undertake a multi-month sales and development process with our customer system designers and management. If successful, this process culminates in a customer decision to use our product in their system, which we refer to as a design win. Volume production can begin from nine months to three years after the design win depending on the complexity of our customer’s product and other factors. Once one of our products is incorporated into a customer’s design, it is likely to be used for the life cycle of the customer’s product. We believe this to be the case because a redesign would generally be time consuming and expensive.

Manufacturing

We use third-party foundries and assembly and test contractors to manufacture, assemble and test our semiconductor products. This outsourced manufacturing approach allows us to focus our resources on the design, sales and marketing of our products. Our engineers work closely with our foundries and other contractors to increase yields, lower manufacturing costs and improve quality.

Integrated Circuit Fabrication.  Our integrated circuits are fabricated using complementary metal-oxide semiconductor, or CMOS processes, which provide greater flexibility to engage independent foundries to manufacture our integrated circuits. By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facility, which would not be feasible for a company at our stage of development. We currently outsource a substantial percentage of our integrated circuit manufacturing to Taiwan Semiconductor Manufacturing Company, or TSMC, with the remaining manufacturing outsourced to United Microelectronics Corporation, or UMC. We work closely with TSMC and UMC to forecast on a monthly basis our manufacturing capacity requirements. Our integrated circuits are currently fabricated in several advanced, sub-micron manufacturing processes. Because finer manufacturing processes lead to enhanced performance, smaller size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technology in order to reduce cost and improve performance.

Assembly and Test.  Our products are shipped from our third-party foundries to third-party assembly and test facilities where they are assembled into finished integrated circuit packages and tested. We outsource all product packaging and substantially all testing requirements for these products to several assembly and test subcontractors, including ASE Electronics in Taiwan and Malaysia, as well as ISE in the United States. Our products are designed to use standard packages and to be tested with widely available test equipment.

Quality Assurance.  We have implemented significant quality assurance and test procedures to assure high levels of product quality for our customers. Our designs are subjected to extensive circuit simulation under extreme conditions of temperature, voltage and processing before being committed to manufacture. We have completed and have been awarded ISO 9001 certification and ISO 9001:2000 certification. In addition, all of our independent foundries and assembly and test subcontractors have been awarded ISO 9001 certification.

Research and Development

We believe that our future success depends on our ability to introduce enhancements to our existing products and to develop new products for both existing and new markets. Our research and development efforts are directed largely to the development of additional high-performance multi-core microprocessor semiconductors. We are also focused on incorporating functions currently provided by stand-alone semiconductors into our products. We have assembled a team of highly skilled semiconductor and embedded software design engineers who have strong design expertise in high performance multi-core microprocessor design, along with embedded software, security and networking expertise. Our engineering design teams are located in Mountain View, California, Marlboro, Massachusetts and Hyderabad and Chennai, India. As of December 31, 2007, we had 127 employees in our research and development group. Our research and development expenses were $19.5 million, $18.7 million and $16.0 million for the years ended December 31, 2007, 2006 and 2005 respectively.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections.

As of December 31, 2007, we had 13 issued and 24 pending patent applications in the United States, and two issued and 21 pending foreign patent applications. The 12 issued patents in the United States expire in the years beginning in 2021 through 2025. The two issued foreign patents expire in 2022. Our issued patents and pending patent applications relate to security processors, multi-core microprocessor processing and other processing concepts. We focus our patent efforts in the United States, and, when justified by cost and strategic importance, we file corresponding foreign patent applications in strategic jurisdictions such as Japan and Europe. Our patent strategy is designed to provide a balance between the need for coverage in our strategic markets and the need to maintain costs at a reasonable level. We believe our issued patents and patent applications, to the extent the applications are issued, may be used defensively by us in the event of future intellectual property claims.

We may not receive competitive advantages from any rights granted under our patents. We do not know whether any of our patent applications will result in the issuance of any patents or whether the examination process will require us to narrow the scope of our claims. To the extent any of our applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party, or found to be unenforceable or invalidated. In addition, our future patent applications may not be issued with the scope of the claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Others may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around patents owned or licensed by us. If our products, patents or patent applications are found to conflict with any patent held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents.

In addition to our own intellectual property, we also rely on third-party technologies for the development of our products. We license certain technology from MIPS Technologies, Inc., pursuant to a license agreement entered into in December 2003 wherein we were granted a non-exclusive, worldwide license to MIPS Technologies’ microprocessor core technology to develop, implement and use in our products. The term of the agreement was extended by an additional two years and will consequently expire in December 2010. The agreement permits us to continue selling in perpetuity products developed during the term of the agreement containing the licensed technology. Following the termination of the agreement, we will evaluate whether to enter into a new agreement with MIPS Technologies or engage other third parties for alternative technology solutions.

We obtained a registration for our NITROX trademark in the United States. Additionally, we have a pending United States application for the OCTEON trademark. We also have a license from MIPS Technologies, Inc. to use cnMIPS as a trademark.

In addition, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. We rely in part on United States and international copyright laws to protect our software. All employees and consultants are required to execute confidentiality agreements in connection with their employment and consulting relationships with us. We also require them to agree to disclose and assign to us all inventions conceived or made in connection with the employment or consulting relationship. We cannot provide any assurance that employees and consultants will abide by the confidentiality or invention assignment terms of their agreements. Despite measures taken to protect our intellectual property, unauthorized parties may copy aspects of our products or obtain and use information that we regard as proprietary.

Despite our efforts to protect our trade secrets and proprietary rights through patents, licenses and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition, we intend to expand our international operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. If we fail to protect our intellectual property and other proprietary rights, our business could be harmed.

Third parties could claim that our products or technologies infringe their proprietary rights. The semiconductor industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We expect that the potential for infringement claims against us may further increase as the number of products and competitors in our market increase. Litigation in this industry is often protracted and expensive. Questions of infringement in the semiconductor industry involve highly technical and subjective analyses. In addition, litigation may become necessary in the future to enforce our granted patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. The results of any litigation are inherently uncertain. Any successful infringement claim or litigation against us could have a significant adverse impact on our business.

We may be required to seek licenses under patents or intellectual property rights owned by third parties. However, we cannot be certain that third parties will offer licenses to us or that the terms of any licenses offered to us will be acceptable. If we fail to obtain such third-party license for our products, we could incur substantial liabilities or be forced to suspend sales of our products. Any litigation could cause us to incur substantial expenses, reduce our sales, and divert the efforts of our technical and management personnel, whether or not a court decided such litigation in our favor. In the event we receive an adverse result in any litigation, we could be required to pay substantial damages, cease sale of products, expend significant resources to develop alternative technology and discontinue the use of processes requiring the relevant technology.

We have not to date been notified of any litigation related to intellectual property.

Competition

We compete with numerous domestic and international semiconductor companies, many of which have greater financial and other resources with which to pursue marketing, technology development, product design, manufacturing, quality, sales and distribution of their products. Our ability to compete effectively depends on defining, designing and regularly introducing new products that anticipate the processing and integration needs of our customers’ next-generation products and applications.

We consider our primary competitors to be other companies that provide embedded processor products to the market, including Broadcom Corporation, Freescale Semiconductor, Inc., Intel Corporation, Marvell Technology Group Ltd., PMC-Sierra, Inc., Raza Microelectronics, Inc., P.A. Semi, and to a lesser extent, Hifn, Inc. Most of these competitors offer products that differ in functionality and processing speeds and address some or all of our four target end markets. In comparison we offer a broad array of highly integrated, intelligent solutions at various performance levels and prices for each of our end markets. Our products generally include a multiple number of processor cores, greater integration of L4-L7 hardware acceleration and interfaces, and efficient power consumption for networking, communication and security applications.

Our competitors include public companies with broader product lines, a large installed base of customers and greater resources compared to us. We expect continued competition from existing suppliers as well as from potential new entrants into our markets. Our ability to compete depends on a number of factors, including our success in identifying new and emerging markets, applications and technologies and developing products for these markets; our products’ performance and cost effectiveness relative to that of our competitors’; our success functionality and features not previously available in the marketplace; our ability to recruit good talent including software engineers and chip designers; and our ability to protect our intellectual property.

Backlog

Sales of our products are generally made pursuant to purchase orders. We typically include in backlog only those customer orders for which we have accepted purchase orders and which we expect to ship within the next twelve months. Since orders constituting our current backlog are subject to changes in delivery schedules or cancellation with limited or no penalties, we believe that the amount of our backlog is not necessarily an accurate indication of our future revenues.

Employees

As of December 31, 2007, we had 202 regular employees located in the United States, India, Asia and Europe, which was comprised of: 15 employees in manufacturing operations, 127 in engineering, research and development, 60 in sales, marketing and administrative. None of our employees is represented by a labor union and we consider current employee relations to be good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of March 7, 2008:

Syed B. Ali	49	President, Chief Executive Officer, Director and Chairman of the Board of Directors
Arthur D. Chadwick	51	Vice President of Finance and Administration and Chief Financial Officer
Anil K. Jain	51	Vice President of IC Engineering
Rajiv Khemani	40	Vice President of Marketing and Sales

Syed B. Ali is one of our founders and has served as our President, Chief Executive Officer and Chairman of the Board of Directors since the inception of the Company in 2000. From 1998 to 2000, Mr. Ali was Vice President of Marketing and Sales at Malleable Technologies, a communication chip company of which he was a founding management team member. Malleable Technologies was acquired by PMC Sierra, a communication IC company in 2000. From 1994 to 1998, Mr. Ali was an Executive Director at Samsung Electronics. Prior to that, he had various positions at Wafer Scale Integration, a division of SGS-Thompson, Tandem Computer, and American Microsystems. He received a BSEE from Osmania University, in Hyderabad, India and an MSEE from the University of Michigan.

Arthur D. Chadwick has served as our Vice President of Finance and Administration and Chief Financial Officer since December 2004. Prior to joining us, from 1989 to 2004, Mr. Chadwick served as the Senior Vice President of Finance and Administration and Chief Financial Officer at Pinnacle Systems, a provider of digital video processing solutions. From 1979 through 1989, Mr. Chadwick served in various financial and management roles at American Microsystems, Austrian Microsystems and Gould Semiconductor. Mr. Chadwick received a BS degree in Mathematics and an MBA in Finance, both from the University of Michigan.

Anil K. Jain has served as our Vice President of IC Engineering since January 2001, and is a founding management team member. Prior to joining us, from 1998 to 2000 he was at Compaq Computer, a computer manufacturer. From 1980 to 1998, Mr. Jain served at Digital Equipment Corporation, or DEC, as Senior Consulting Engineer when DEC was acquired by Compaq Computer. He received a BS degree in Electrical Engineering from Punjab Engineering College in Chandigarh India, and an MSEE from the University of Cincinnati.

Rajiv Khemani has served as our Vice President of Marketing and Sales since January 2007 and has served as our Vice President of Marketing since June 2003. Prior to joining us, from 1998 to May 2003, he worked for Intel Corporation, a microprocessor IC company. From 2002 to 2003, he served as General Manager of Intel’s high-end network processor business unit. From 1999 to 2002, he served as Director of Marketing in Intel’s network processor division. He joined Intel through Intel’s acquisition of Netboost, a network processor startup. Prior to Netboost, Mr. Khemani held engineering, marketing and management positions at Network Appliance and Sun Microsystems. He received a bachelor degree in Computer Engineering from the Indian Institute of Technology, New Delhi, an MS in Computer Science from New York University and an MBA from Stanford University Graduate School of Business.

Corporate Information

We were incorporated in California in November 2000 and reincorporated in Delaware in February 2007. Our principal offices are located at 805 East Middlefield Road, Mountain View, California 94043, and our telephone number is (650) 623-7000. Our Web site address is www.caviumnetworks.com. Information found on, or accessible through, our Web site is not a part of, and is not incorporated into, this Annual Report on Form 10-K. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “the company,” “we,” “us” and “our” refer to Cavium Networks, Inc.

Available Information

We file electronically with the United States Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on our website at http://www.caviumnetworks.com, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC.

Item 1A.	Risk Factors

The following risks and uncertainties may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

Risks Related to Our Business and Industry

We have a history of losses, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.

We were established in 2000 and have not been profitable in any fiscal period until the quarter ended September 30, 2007. We experienced net income of $2.0 million for the three months ended December 31, 2007 and net income of $2.2 million for the twelve months ended December 31, 2007. However, as of December 31, 2007, our accumulated deficit was $58.7 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. As a public company, we will also incur significant legal, accounting and other expenses that we did not incur as a private company. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods may not be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.

We face intense competition and expect competition to increase in the future, which could reduce our revenue and customer base.

The market for our products is highly competitive and we expect competition to intensify in the future. This competition could make it more difficult for us to sell our products, and result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share or expected market share, any of which would likely seriously harm our business, operating results and financial condition. For instance, semiconductor products have a history of declining prices as the cost of production is reduced. However, if market prices decrease faster than product costs, gross and operating margins can be adversely affected. Currently, we face competition from a number of established companies, including Broadcom Corporation, Freescale Semiconductor, Inc., Intel Corporation, Marvell Technology Group Ltd., PMC-Sierra, Inc., Hifn, Inc., and others. We also face competition from a number of private companies, including Raza Microelectronics, Inc., P.A. Semi and others. A few of our current competitors operate their own fabrication facilities and have, and some of our potential competitors could have, longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 56%, 56% and 52% of our revenues from our top five customers for the years ended December 31, 2007, 2006 and 2005, respectively. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and in some cases the portion of our revenues attributable to certain customers may increase in the future. However, we may not be able to maintain or increase sales to certain of our top customers for a variety of reasons, including the following:

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

We have experienced significant growth in a short period of time. Our revenues increased from approximately $19.4 million in 2005 to $34.2 million in 2006 and $54.2 million in 2007. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

We believe our future success will depend in large part upon our ability to attract, retain and motivate highly skilled managerial, engineering, sales and marketing personnel. The loss of any key employees or the inability to attract, retain or motivate qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of and harm our ability to sell our products. We believe that our future success is highly dependent on the contributions of Syed Ali, our co-founder, President and Chief Executive Officer, and others. None of our employees have fixed-term employment contracts; they are all at-will employees. The loss of the services of Mr. Ali, other executive officers or certain other key personnel could materially and adversely affect our business, financial condition and results of operations. For instance, if any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity during the search for and while any such successor is integrated into our business and operations.

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

We were established in 2000. We have not been profitable in any fiscal period until the quarter ended September 30, 2007. We experienced net income of $2.0 million and $2.2 million for the three months and twelve months ended December 31, 2007. Since we have only two quarters of operating profitability, we do not have an extended history from which to predict and manage profitability. Our limited operating experience, a dynamic and rapidly evolving market in which we sell our products, our dependence on a limited number of customers, as well as numerous other factors beyond our control, impede our ability to forecast quarterly and annual revenues accurately. As a result, we could experience budgeting and cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which could make it difficult for us to gain and maintain profitability and could increase the volatility of the market price of our common stock.

Some of our operations and a significant portion of our customers and contract manufacturers are located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability.

We have sales offices and research and development facilities and we conduct, and expect to continue to conduct, a significant amount of our business with companies that are located outside the United States, particularly in Asia and Europe. Even customers of ours that are based in the United States often use contract manufacturers based in Asia to manufacture their systems, and it is the contract manufacturers that purchase products directly from us. As a result of our international focus, we face numerous challenges, including:

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. We have been issued 13 patents in the United States and two patents in foreign countries and have additional 24 patent applications pending in the United States and 21 patent applications pending in foreign countries. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our United States. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many United States-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

We may need to raise additional capital, which might not be available or which, if available, may be on terms that are not favorable to use.

We believe our existing cash balances and cash expected to be generated from our operations will be sufficient to meet our working capital, capital expenditures and other needs for at least the next twelve months. In the future, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities to raise additional funds, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could harm our business, operating results and financial condition.

Our future effective tax rates could be affected by the allocation of our income among different geographic regions, which could affect our future operating results, financial condition and cash flows.

We are in the process of expanding our international operations and staff to better support our expansion into international markets. This expansion includes the implementation of an international structure that includes, among other things, a research and development cost-sharing arrangement, certain licenses and other contractual arrangements between us and our wholly-owned domestic and foreign subsidiaries. As a result of these changes, we anticipate that our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason. Accordingly, there can be no assurance that our income tax rate will be less than the United States federal statutory rate.

Risks Related to our Common Stock

The market price of our common stock may be volatile, which could cause the value of your investment to decline.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through December 31, 2007, our stock price has fluctuated from a low of $13.50 to a high of $35.60. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

A limited number of stockholders may have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 48% of our outstanding common stock as of March 7, 2008. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.

Delaware law and our amended and restated certificate of incorporation and bylaws contain provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal executive offices are located in a leased facility in Mountain View, California, consisting of approximately 32,500 square feet of office space under lease that expires at the end of August 2011. This facility accommodates our principal software engineering, sales, marketing, operations and finance and administrative activities. We also occupy space in Marlboro, Massachusetts, consisting of up to 23,532 square feet under a sublease that expires at the end of January 2009, which accommodates our product design team. We also lease offices in Hyderabad and Chennai, India. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available for lease to meet future needs.

Item 3.	Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of the date of this Annual Report on Form 10-K, we are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter ended December 31, 2007.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been quoted on The NASDAQ Global Market under the symbol “CAVM” since our initial public offering on May 2, 2007. Prior to that time, there was no public market for our common stock. As of January 31, 2008, there were approximately 207 holders of record of our common stock.

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by The NASDAQ Global Market.

	High	Low

Second Quarter 2007 (from May 2, 2007)	$26.27	$16.44
Third Quarter 2007	$35.60	$21.53
Fourth Quarter 2007	$34.75	$21.63

The closing sale price for our common stock as reported by The NASDAQ Global Market was $15.33 per share on March 7, 2008.

Dividend Policy

We have never paid any cash dividends on our common stock. Our board of directors currently intends to retain any future earnings to support operations and to finance the growth and development of our business and does not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board.

Stock Performance Graph(1)

The graph set forth below shows a comparison of the cumulative total stockholder return on our common stock between May 2, 2007 (the date of our initial public offering) and December 31, 2007, with the cumulative total return of (i) the NASDAQ Computer Index and (ii) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100,000 on May 2, 2007 in our common stock, the NASDAQ Computer Index and the NASDAQ Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on May 2, 2007 was the closing sales price of $16.45 per share. The stockholder return shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns. Information used in the graph was obtained from Yahoo, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	5/2/2007	6/30/2007	9/30/2007	12/31/2007
Cavium Networks	100.0	137.5	197.6	139.9
Nasdaq Composite Index	100.0	101.8	105.6	103.7
Nasdaq Computer Index	100.0	104.1	109.6	115.8

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Recent Sales of Unregistered Securities

(a) Sales of Unregistered Securities

During the year ended December 31, 2007, we granted stock options to purchase an aggregate of 361,375 shares of common stock to our employees and directors under our 2001 Stock Plan at an exercise price of $8.52 per share. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 or Section 4(2) of the Securities Act.

On July 12, 2007, we issued an aggregate of 28,239 shares of our common stock to Gold Hill Venture Lending pursuant to its net exercise of warrants to purchase 37,813 shares of our common stock at an exercise price of $6.58 per share. No cash was paid to us for such issuance of our common stock.

On October 4, 2007, we issued an aggregate of 58,517 shares of our common stock to Silicon Valley Bank pursuant to its net exercise of warrants to purchase 17,187 shares of our common stock at an exercise price of $6.58 per share and 47,619 shares at an exercise price of $2.10 per share. No cash was paid to us for such issuance of our common stock.

The above issuances were deemed to be exempt from registration under Rule 506 Regulation D of the Securities Act, each as a transaction by an issuer not involving any public offering to accredited investors.

(b) Use of Proceeds from Public Offering of Common Stock

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-140660), that was declared effective by the Securities and Exchange Commission on May 1, 2007. We registered 7,762,500 shares of our common stock with a proposed maximum aggregate offering price of $104.8 million, all of which we sold. The offering was completed after the sale of all 7,762,500 shares. Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. were the joint book-running managing underwriters of our initial public offering and Thomas Weisel Partners LLC, Needham & Company, LLC and JMP Securities LLC acted as co-managers. Of this amount, $7.3 million was paid in underwriting discounts and commissions, and an additional $2.8 million of expenses were incurred. The net offering proceeds after these expenses were deducted was $94.7 million.

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended December 31, 2007, 2006 and 2005, and the summary consolidated balance sheet data as of December 31, 2007 and 2006, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2004 and 2003, and the summary consolidated balance sheet data as of December 31, 2005, 2004 and 2003, are derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)

Consolidated Statements of Operations Data:
Revenue	$54,203	$34,205	$19,377	$7,411	$2,433
Cost of revenue(1)(2)	19,898	13,092	7,865	3,080	773

Gross profit	34,305	21,113	11,512	4,331	1,660

Operating expenses:
Research and development(2)	19,548	18,651	16,005	12,010	9,970
Sales, general and administrative(2)	14,688	10,058	6,840	3,752	2,745

Total operating expenses	34,236	28,709	22,845	15,762	12,715

Income (loss) from operations	69	(7,596)	(11,333)	(11,431)	(11,055)

Other income (expense), net:
Interest expense	(622)	(707)	(183)	(388)	(47)
Warrant revaluation expense	(573)	(467)	(411)	—	—
Interest income and other	3,458	345	355	86	97

Total other income (expense), net	2,263	(829)	(239)	(302)	50

Income (loss) before income tax expense and cumulative effect of change in accounting principle	2,332	(8,425)	(11,572)	(11,733)	(11,005)
Income tax expense	(142)	(560)	—	—	—

Income (loss) before cumulative effect of change in accounting principle	2,190	(8,985)	(11,572)	(11,733)	(11,005)
Cumulative effect of change in accounting principle	—	—	(100)	—	—

Net income (loss)	$2,190	$(8,985)	$(11,672)	$(11,733)	$(11,005)

Net income (loss) per common share, basic	$0.08	$(1.11)	$(1.59)	$(1.82)	$(2.14)
Shares used in computing basic net income (loss) per common share	29,005,743	8,065,995	7,318,607	6,459,050	5,130,794
Net income (loss) per common share, diluted	$0.07	$(1.11)	$(1.59)	$(1.82)	$(2.14)
Shares used in computing diluted net income (loss) per common share	32,431,976	8,065,995	7,318,607	6,459,050	5,130,794

(1)	Includes acquired intangible asset amortization of $860, $1,116, $1,007, $254 and none, in the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(2)	Includes stock-based compensation expense as follows:

(3)	We applied the provisions of FAS 123(R) in 2006 and 2007.

	Year Ended December 31,
	2007(3)	2006(3)	2005	2004	2003
	(In thousands)

Cost of revenue	$43	$9	$—	$—	$—
Research and development	805	396	10	—	—
Sales, general and administrative	1,021	340	75	85	—

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$98,462	$10,154	$7,879	$18,381	$11,384
Working capital	105,048	11,689	6,160	17,718	11,198
Total assets	134,610	29,962	20,219	28,731	17,991
Preferred stock warrant liability	—	701	1,184	—	—
Capital lease and technology license obligations	8,530	3,580	3,087	—	—
Notes payable	—	4,000	—	—	—
Other non-current liabilities	—	39	74	—	—
Convertible preferred stock	—	72,437	61,820	62,339	41,494
Common stock and additional paid-in capital	175,580	3,740	1,261	641	477
Total stockholders’ equity (deficit)	$116,850	$(57,180)	$(50,674)	$(39,776)	$(28,530)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are subject to the “safe harbor” created by those sections. Such statements are based upon our management’s believes and assumptions and on information currently available to our management. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “could,” “would,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially difference from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors in this Annual Report on Form 10-K are discussed in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We are a provider of highly integrated semiconductor products that enable intelligent processing for networking, communications and security applications. We market and sell our products to providers of networking equipment that sell their products into the enterprise network, data center, broadband and consumer, and access and service provider markets. Our products are used in a broad array of networking equipment, including routers, switches, content-aware switches, UTM and other security appliances, application-aware gateways, voice/video/data, or triple-play, gateways, WLAN and 3G access and aggregation devices, storage networking equipment, servers and intelligent network interface cards. We focus our resources on the design, sales and marketing of our products, and outsource the manufacturing of our products.

From our incorporation in 2000 through 2003, we were primarily engaged in the design and development of our first processor family, NITROX, which we began shipping commercially in 2003. In 2004, we introduced and commenced commercial shipments of NITROX Soho. In 2006, we commenced our first commercial shipments of our OCTEON family of multi-core MIPS64 processors. We introduced a number of new products within all three of these product families in 2006. In 2007 we introduced our new line of OCTEON based Storage Services Processors designed to address the specific needs in the storage market, as well as other new products in the OCTEON and NITROX families. Since inception, we have invested heavily in new product development and achieved our first quarter of profitability during the quarter ended September 30, 2007. Our revenue has grown from $19.4 million in 2005 to $34.2 million in 2006 and $54.2 million in 2007, driven primarily by demand in the enterprise network and data center markets. We expect sales of our products for use in the enterprise network and data center markets to continue to represent a substantial portion of our revenue in the foreseeable future. However, we expect sales into those markets to decline as a percentage of overall sales as sales in the broadband and consumer and the access and service provider markets are expected to increase at a rate faster than the expected increase in sales into the enterprise network and data center markets.

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

Sales Volume.  A typical design win can generate a wide range of sales volumes for our products, depending on the end market demand for our customers’ products. This can depend on several factors, including the reputation, market penetration, the size of the end market that the product addresses, and the marketing and sales effectiveness of our customer. In general, our customers with greater market penetration and better branding tend to develop products that generate larger volumes over the product life cycle. In addition, some markets generate large volumes if the end market product is adopted by the mass market.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financing statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, the disclosure of contingencies as of the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods presented. Actual results may differ from those estimates.

We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain:

•	revenue recognition;

•	product warranty accrual;

•	stock-based compensation;

•	estimation of fair value of warrants to purchase convertible preferred stock;

•	inventory valuation;

•	accounting for income taxes; and

•	mask costs.

If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters that may affect our future financial condition or results of operations.

Revenue Recognition

We derive our revenue primarily from sales of semiconductor products. We recognize revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price is deemed fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. Our price is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices, which is often memorialized with a customer purchase order. Our agreements with non-distributor customers do not include rights of return or acceptance provisions. We assess the ability to collect from our customers based on a number of factors, including credit worthiness and any past transaction history of the customers. If the customers are not deemed credit worthy, we defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. We generally recognize revenue at the time of shipment to our customers. Our revenue consists primarily of sales of our products to providers of networking equipment, their contract manufacturers or to our distributors. Initial sales of our products for a new design are usually made directly to providers of networking equipment as they design and develop their product. Once their design enters production, they often outsource their manufacturing to contract manufacturers that purchase our products directly from us or from our international distributors.

Revenue is recognized upon shipment for sales to distributors with limited rights of returns and price protection if we conclude we can reasonably estimate the credits for returns and price adjustments issuable. We record an estimated allowance, at the time of shipment, based on the historical patterns of returns and pricing credits of sales recognized upon shipment. The credits issued to distributors or other customers were not material in the years ended December 31, 2007, 2006 and 2005.

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if it cannot reasonably estimate the level of returns and credits issuable. During the quarter ended June 30, 2007, we signed a distribution agreement with Avnet, Inc to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet revenue and costs will be deferred until products are sold by Avnet to their end customers. For the year ended December 31, 2007, less than 1% of our net revenues were from products sold by Avnet. Revenue recognition depends on notification from the distributor that product has been sold to Avnet’s end customers. Avnet reports to us, on at least a monthly basis, the product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled monthly to deferred revenue balances. Deferred income on shipments to Avnet is included in deferred revenue and reflects the effects of any distributor price adjustments and the amount of gross margin expected to be realized when Avnet sells those products to their customers. Accounts receivable from Avnet is recognized and inventory is relieved when title to inventories transfers, which typically takes place at the time of shipment, which is the point in time at which we have a legal enforceable right to collection under normal payment terms.

We also derive revenue in the form of license and maintenance fees through licensing our software products. Revenue from such arrangements totaled $1,128,000, and $740,000 and $181,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The value of any support services is recognized as services revenue on a straight-line basis over the term of the related support period, which is typically one year.

We also enter into development agreements with some of our customers. Development revenue is recognized under the proportional performance method, with the associated costs included in cost of sales. We estimate the proportional performance of the development contracts based on an analysis of progress toward completion. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. To date, we have not recorded any such losses. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. To the extent we are unable to estimate the proportional performance then the revenue is recognized on a completed contract basis. Revenue from such arrangements totaled $3,019,000 for 2007 and none for previous years.

Total deferred revenue was $1,666,000 and $628,000 as of December 31, 2007 and 2006, respectively, which included deferred revenue associated with license and maintenance fees, development revenue and deferred income on shipments to Avnet.

Warranty Accrual

Our products are subject to a one-year warranty period and we provide for the estimated future costs of replacement upon shipment of the product in the accompanying statements of operations. Our warranty accrual is estimated based on historical claims compared to historical revenue.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In accordance with APB 25, we recognized no stock-based compensation expense for options granted with an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the prospective transition method, which requires us to apply the provisions of SFAS 123(R) only to awards granted, modified, repurchased or cancelled after the adoption date. Under this transition method, our stock-based compensation expense recognized during the year ended December 31, 2007 is based on the grant date fair value of stock option awards. We recognize this expense on a straight-line basis over the options’ vesting period. We estimate the grant date fair value of stock option awards under the provisions of SFAS 123(R) using the Black-Scholes option valuation model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant.

The fair value of options granted were estimated at the date of grant using the following assumptions:

Year Ended
December 31,
2007

Employee and Director Stock Options
Expected life in years	4.0-6.0
Risk-free interest rate	3.29%-4.72%
Volatility	55%-56.07%
Dividend yield	—
Weighted average fair value of grants	$9.62

We determined that it was not practical to calculate the historical volatility of our share price since our securities were not publicly traded prior to May 2007 and therefore there is no readily determinable market value for our stock and we are a high-growth technology company whose future operating results are not comparable to prior operating results. Therefore, we estimated our expected volatility based on reported market value data for a group of publicly traded companies, which we selected from market indices that we believed were relatively comparable in regards to the markets they served, size, stage of life cycle, risk, profitability and growth profiles. We used the average expected volatility rates reported by the comparable group to approximate the volatility over the expected term. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. Upon completing our initial public offering, or IPO in May 2007, we have used the simplified method of determining the expected term as permitted by the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment and Staff Accounting Bulletin No. 110, “Year-End Help for Expensing Employee Stock Options.”

For the years ended December 31, 2007, 2006 and 2005, we recorded non-cash stock-based compensation expense of $1,869,000, $745,000, and $85,000, respectively. The total stock-based compensation cost capitalized as part of inventory as of December 31, 2007 and 2006 was $3,000 and $43,000, respectively. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. SFAS 123(R) also requires that we recognize compensation expense only for the portion of stock options that are expected to vest, based on our estimated forfeiture rate. Our estimated forfeiture rate for the years ended December 31, 2007 and 2006 was 5%. If the actual number of future forfeitures differs from that estimated by management, we may be required to record adjustments to stock-based compensation expense in future periods.

We account for stock-based compensation arrangements with non-employees in accordance with SFAS 123(R) and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The fair value of the stock options granted to non-employees was estimated using the Black-Scholes option valuation model. This model utilizes the estimated fair value of our common stock, the contractual term of the option, the expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. Stock-based compensation expense related to non-employees was $114,000, $70,000 and $62,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Estimation of Fair Value of Warrants to Purchase Convertible Preferred Stock

On July 1, 2005, we adopted FASB Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, or FSP 150-5. FSP 150-5 provides that the warrants we have issued to purchase shares of our convertible preferred stock are subject to the requirements in FSP 150-5, which requires us to classify these warrants as current liabilities and to adjust the value of these warrants to their fair value at the end of each reporting period. At the time of adoption, we recorded a charge in the amount of $100,000 for the cumulative effect of this change in accounting principle, to reflect the estimated increase in fair value of these warrants as of that date. We recorded $573,000, $467,000 and $411,000 warrant revaluation expense for the years ended December 31, 2007, 2006 and 2005, respectively.

Upon our initial public offering in May 2007, all outstanding warrants to purchase mandatorily redeemable convertible preferred stock converted to warrants to purchase common stock. As a result, the aggregate fair value of these warrants have been reclassified from current liabilities to additional paid-in capital.

Inventory Valuation

We write down inventory based on aging and forecasted demand. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values. Inventory valuation reserves were $731,000, $366,000 and $155,000 as of December 31, 2007, 2006 and 2005, respectively. Inventory reserves, once established, are not reversed until the related inventory has been sold or scrapped.

Accounting for Income Taxes

We are a multinational corporation operating in multiple tax jurisdictions. We must determine the allocation of income to each of these and apply the appropriate tax rates for these jurisdictions. As of December 31, 2007, we had approximately $26.3 million and $44.6 million of net operating loss carry forwards available to offset future taxable income for United States federal and state purposes, respectively. These federal and state net operating loss carry forwards will expire commencing in 2022 and 2012, respectively. We also have federal and state research and development tax credit carryforwards of approximately $3.8 million and $3.5 million, respectively. The federal and other state tax credit carryforwards will expire commencing 2021 and 2018, respectively, except for the California research tax credits which carry forward indefinitely. We also have federal alternative minimum tax credits of approximately $0.6 million, which has no expiration date. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. Profit from non-United States activities are subject to local country taxes but are not subject to United States tax until repatriated to the United States. It is our intention to permanently reinvest most of these earnings outside the United States.

As of December 31, 2007, we had gross deferred tax assets of $13.1 million, which were primarily related to federal and state net operating loss carryforwards and tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we cannot conclude that recovery is more likely than not, we establish a valuation allowance. Due to the uncertainty of our future profitability, we have fully reserved our deferred tax assets at December 31, 2007. For the year ended December 31, 2007, we reported $142,000 of income tax provision. The provision is primarily due to federal alternative minimum tax on profit in our United States operation, adjusted by certain non-deductible items. If we determine in the future that these deferred tax assets are more-likely-than-not to be realized, a release of all or a portion of the related valuation allowance would increase income in the period in which that determination is made.

Undistributed earnings of our foreign subsidiary of approximately $0.2 million and $0.1 million at December 31, 2007 and 2006, respectively, are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, we did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings on the consolidated balance sheet. As of the date of adoption, we recorded a $3.3 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31 2007, we had $9,600 in accrued interest and/or penalties.

Mask Costs

We incur costs for the fabrication of masks used by our contract manufacturers to manufacture wafers that incorporate our products. We capitalize the costs of fabrication masks that are reasonably expected to be used during production manufacturing. Such amounts are included within property and equipment and depreciated to cost of revenue over a period of 12 months. If we do not reasonably expect to use the fabrication mask during production manufacturing, the related mask costs are expensed to research and development in the period in which the costs are incurred. We capitalized $3,616,000, $694,000 and none of mask costs during the years ended December 31, 2007, 2006, and 2005, respectively, and total amortized expenses were $1,465,000, $0 and $0 for the years ended December 31, 2007, 2006, and 2005, respectively. We expensed non-production fabrication mask costs totaling $0 million, $1.2 million and $1.1 million to research and development for the years ended December 31, 2007, 2006 and 2005, respectively.

Results of Operations

Revenue.  Our revenue consists primarily of sales of our semiconductor products to providers of networking equipment and their contract manufacturers and distributors. Initial sales of our products for a new design are usually made directly to providers of networking equipment as they design and develop their product. Once their design enters production, they often outsource their manufacturing to contract manufacturers that purchase our products directly from us or from our distributors. We price our products based on market and competitive conditions and periodically reduce the price of our products, as market and competitive conditions change, and as manufacturing costs are reduced. We do not experience different margins on direct sales to providers of networking equipment and indirect sales through contract manufacturers because in all cases we negotiate product pricing directly with the providers of networking equipment. To date, all of our revenue has been denominated in United States dollars.

We also derive revenue in the form of license and maintenance fees through licensing our software products which helps our customers build products around our SoCs in a more time and cost efficient manner. Revenue from such arrangements totaled $1,128,000, and $740,000 and $181,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Our customers representing greater than 10% of revenue since 2005 were:

	Year Ended December 31,
	2007	2006	2005

F5 Networks	18%	21%	19%
Cisco	23	18	*
SonicWALL	*	*	12
Yamaha	*	*	11

*	Represents less than 10%

Our distributors are used primarily to support international sale logistics in Asia, including importation and credit management. Total revenue through distributors was $13.2 million, $10.5 million and $6.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, which accounted for 24.4%, 30.7%, and 32.0% of revenue for the years ended December 31, 2007, 2006 and 2005, respectively. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. During the quarter ended June 30, 2007, we signed a distribution agreement with Avnet, Inc. to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet, revenue and costs will be deferred until products are sold by Avnet to their end customers. For the year ended December 31, 2007, less than 1% of our net revenues were from products sold by Avnet. Revenue recognition depends on notification from Avnet that product has been sold to Avnet’s end customers.

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods indicated were:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

United States	$32,748	$19,483	$10,292
Taiwan	10,500	7,403	3,085
China	3,367	2,290	1,865
Japan	2,732	2,612	3,517
Other countries	4,856	2,417	618

Total	$54,203	$34,205	$19,377

Cost of Revenue and Gross Margin.  We outsource wafer fabrication, assembly and test functions of our products. A significant portion of our cost of revenue consists of payments for the purchase of wafers and for assembly and test services. To a lesser extent, cost of revenue includes expenses relating to our internal operations that manage our contractors, amortization of mask costs, the cost of shipping and logistics, royalties, inventory valuation charges taken for excess and obsolete inventory, warranty costs and changes in product cost due to changes in sort, assembly and test yields. In general, our cost of revenue associated with a particular product declines over time as a result of yield improvements, primarily associated with design and test enhancements.

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

Cost of revenue also includes amortized costs related to certain acquired intangible assets in 2004 and 2005. In August 2004, we acquired certain assets of Brecis Communications Corporation, which included the purchase of its secure communication processor product line. We capitalized a total of $2.3 million of developed technology and are amortizing that amount on a straight line basis over the expected useful life of three years. In April 2005, we acquired Menlo Logic, LLC, which included the purchase of technology used for secure communication. We capitalized a total of $1.1 million of developed technology and are amortizing that amount on a straight line basis over the expected life of three years. The total purchase price was allocated to tangible and identifiable intangible assets and liabilities assumed based on their estimated fair value. The total intangible assets amortization expense included in cost of revenue was $0.9 million, $1.1 million and $1.0 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

In addition, we incur costs for the fabrication of masks used by our contract manufacturers to manufacture wafers that incorporate our products. The cost of fabrication mask sets has increased as we transition from a 130-nanometer to a 90-nanometer process in our next-generation products beginning in 2007. During the year ended December 31, 2007, we capitalized $3,616,000 of mask costs. As our product processes continue to mature and as we develop more history and experience, we expect that, in the future, a large percentage of mask costs will be used directly for production manufacturing and will be capitalized. We amortize the cost of fabrication masks that we reasonably expect to use for production manufacturing over a 12-month period and include them in cost of revenue. Total amortized expenses for the masks included in the cost of revenue was $1,465,000 for the year ended December 31, 2007 and none for the prior years. The balance of capitalized mask costs at December 31, 2007 was $2,845,000. As our products mature and there is increasing assurance that any particular product design will likely go into production, we anticipate that a large percentage of our total mask costs will be capitalized and amortized to cost of revenue.

Our revenue, cost of revenue, gross profit and gross margin for the years ended December 31, 2007, 2006 and 2005 were:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Revenue	$54,203	$34,205	$19,377
Cost of revenue	19,898	13,092	7,865

Gross profit	$34,305	$21,113	$11,512

Gross margin	63.3%	61.7%	59.4%

Our gross margin has been and will continue to be affected by a variety of factors, including average sales prices of our products, the product mix, the timing of cost reductions for fabricated wafers and assembly and test service costs, the cost and timing of fabrication masks, inventory valuation charges and the timing and changes in sort, assembly and test yields. Overall product margin is impacted by the mix between higher performance, higher margin products and lower performance, lower margin products. In addition, we typically experience lower yields and higher associated costs on new products, which improve as production volumes increase.

Research and Development Expenses.  Research and development expenses primarily include personnel costs, the cost of fabrication masks for non-production products, MIPS architecture license fees, engineering design development software and hardware tools, allocated facilities expenses and depreciation of equipment used in research and development and, beginning in 2006, stock-based compensation under SFAS 123(R).

The cost of masks used for non-production manufacturing is charged to research and development expenses. We expensed non-production fabrication mask totaling $0 million, $1.2 million and $1.1 million to research and development for the years ended December 31, 2007, 2006 and 2005, respectively. As our product processes continue to mature and as we develop more history and experience, we expect that, in the future, a lesser percentage of mask costs will be charged to research and development expense and more will be used directly for production manufacturing and as a result charged to cost of revenue.

We expect research and development expenses to continue to increase in total dollars although we expect these expenses to generally decrease as a percentage of revenue. Additionally, as a percentage of revenue, these costs fluctuate from one period to another. Total research and development expenses for the years ended December 31, 2007, 2006 and 2005 were:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Research and development expenses	$19,548	$18,651	$16,005
Percent of revenue	36.1%	54.5%	82.6%

Sales, General and Administrative Expenses.  Sales, general and administrative expenses primarily include personnel costs, accounting and legal fees, information systems, sales commissions, trade shows, marketing programs, depreciation, allocated facilities expenses and, beginning in 2006, stock-based compensation under SFAS 123(R). We plan to continue to increase the size of our sales and marketing organization to enable us to expand into existing and new markets. We also plan to continue to invest in expanding our domestic and international sales and marketing activities and building brand awareness. In the future, we expect to incur significant additional, accounting and legal compliance costs as well as additional insurance, and investor relations and other costs associated with being a public company. We expect sales, general and administrative expenses to increase significantly in absolute dollars and to generally decrease as a percentage of revenue in the future due to our expected growth and economies of scale. Total sales, general and administrative costs for the years ended December 31, 2007, 2006 and 2005 were:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Sales, general and administrative expenses	$14,688	$10,058	$6,840
Percent of revenue	27.1%	29.4%	35.3%

Other Income (Expense), Net.  Other income (expense), net primarily includes interest income on cash, cash equivalents balances and interest expense on notes payable. It also includes net adjustments we made to record our preferred stock warrants at fair value in accordance with FSP 150-5. We adopted FSP 150-5 and accounted for the related cumulative effect of the change in accounting principle on July 1, 2005. Upon the closing of our initial public offering in May 2007, these warrants were converted into warrants to purchase shares of our common stock and, as a result, there were no warrant revaluation expenses after that.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Interest expense	$(622)	$(707)	$(183)
Warrant revaluation expense	(573)	(467)	(411)
Interest income and other	3,458	345	355

Other income (expense), net	$2,263	$(829)	$(239)

Provision for Income Taxes.  As of December 31, 2007, we had total net operating loss carryforwards for federal and state income tax purposes of $26.3 million and $44.6 million, respectively. If not utilized, these net federal and state operating loss carryforwards will expire beginning in 2022 and 2012, respectively. We are tracking the portion of our deferred tax assets attributable to stock option benefits in a separate memo account pursuant to SFAS No. 123R. Therefore, these amounts are no longer included in our gross or net deferred tax assets. Pursuant to SFAS No. 123R, footnote, 82, the stock option benefits of approximately $5.3 million will only be recorded to equity when they reduce cash taxes payable. We also had federal and state research and development tax credit carryforwards of approximately $3.8 million and $3.5 million, respectively. The federal and state tax credit carryforwards will expire commencing 2021 and 2018, respectively, except for the California research tax credits which carry forward indefinitely. We also have federal alternative minimum tax credits of approximately $0.6 million, which have no expiration date. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, our net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $5.9 million and $4.4 million for the periods ended December 31, 2007 and 2006, respectively. The provision for income taxes could be favorably impacted during 2008, or future years, if our results of operations and forecasts of future profitability improve significantly to indicate that the deferred tax assets will be realized. Such a change in expectations could result in a material change to our valuation allowance assessment and the resulting income tax provision.

We have reviewed whether the utilization of our net operating losses and research credits were subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. We do not expect the disclosed net operating losses and research credits carryovers to expire before the statute lapses.

Undistributed earnings of our foreign subsidiary of approximately $0.2 million and $0.1 million at December 31, 2007 and 2006, respectively, are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, we did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings on the consolidated balance sheet. As of the date of adoption, we recorded a $3.3 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31 2007, we had $9,600 in accrued interest and/or penalties.

We had unrecognized tax benefits of $3.6 million at December 31, 2007, which includes $0.2 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We also accrued potential penalties and interest of $9,600 related to these unrecognized tax benefits during 2007. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We are in the process of expanding our international operations and staff to better support our expansion into international markets. This expansion includes the implementation of an international structure that includes, among other things, a research and development cost-sharing arrangement, certain licenses and other contractual arrangements between us and our wholly-owned domestic and foreign subsidiaries. Our foreign subsidiaries have acquired certain rights to sell our intellectual property and intellectual property that will be developed or licensed in the future. The existing rights were transferred for an initial payment. As a result of these changes and an expanding customer base in Asia, we expect that an increasing percentage of our consolidated pre-tax income will be derived from, and reinvested in, our Asian operations. We anticipate that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate.

Our major tax jurisdictions are the United States federal government and the state of California. We file income tax returns in the United States federal jurisdiction, the state of California and various state and foreign tax jurisdictions in which we have a subsidiary or branch operation. Our United States federal corporation income tax returns beginning with the 2000 tax year remain subject to examination by the Internal Revenue Service (“IRS”). Our California corporation income tax returns beginning with the 2000 tax year remain subject to examination by the California Franchise Tax Board. There are no on-going tax audits in our major tax jurisdictions.

Fiscal 2007 Compared to Fiscal 2006

Revenue.  Our revenue was $54.2 million in 2007 as compared to $34.2 million in 2006, an increase of 58.5%. The majority of the increase in sales from 2006 to 2007 related to an increase in sales of $15.5 million to existing customers, which were primarily a result of new design wins reaching commercial production. In each of 2007 and 2006, a substantial majority of our sales were to customers that sell into the enterprise network and data center markets. In 2007, we derived 24.4% of our revenue from distributors compared to 31.0% in 2006.

Cost of Revenue and Gross Margin.  Gross margin increased 1.6 percentage points to 63.3% in 2007 from 61.7% in 2006. The increase in gross margin in 2007 compared to 2006 was primarily due to a shift in product mix to more complex, higher performance products which generally have higher margins. In addition, manufacturing costs improved during 2007 due to lower unit wafer, assembly and test costs.

Research and Development Expenses.  Research and development expenses increased $0.9 million, or 4.8%, to $19.5 million in 2007 from $18.7 million in 2006. The increase included higher salaries and benefit expenses of $1.9 million and stock-based compensation expenses of $0.6 million. Professional services and other miscellaneous expenses accounted for $1.3 million, offset by a decrease in tools and masks costs of $3.0 million. Research and development headcount increased to 127 at the end of 2007 from 104 at the end of 2006.

Sales, General and Administrative Expenses.  Sales, general and administrative expenses increased $4.6 million, or 46%, to $14.7 million in 2007 from $10.1 million in 2006. Of the $4.6 million increase, salaries, benefits and commissions accounted for $2.1 million, accounting and legal fees and other services accounted for $1.4 million, stock-based compensation expense accounted for $0.6 million, and depreciation and allocated facilities accounted for $0.5 million. Accounting and legal fees were primarily the result of the development and implementation of our international structure and other costs associated with being a public company. Sales, general and administrative headcount increased to 60 at the end of 2007 from 47 at the end of 2006.

Income Tax Expense.  Income tax expense decreased $0.5 million to $0.1 million in 2007 from $0.6 million in 2006. The decrease is due to an income tax provision of $0.6 million related to alternative minimum tax on profit in connection with establishing our international structure in 2006, offset by the increase in the alternative minimum tax on profit generated in 2007.

Other Income (Expense), Net.  Other income (expense), Net, increased $3.1 million to net other income of $2.3 million in 2007 from net expense of $0.8 million in 2006. The increase was primarily due to an increase in interest income as a result of higher cash balances, offset by warrant revaluation expenses recognized to record our preferred stock warrants at fair value and interest expense attributable to the $4.0 million drawn against our term loan.

Fiscal 2006 Compared to Fiscal 2005

Revenue.  Our revenue was $34.2 million in 2006 as compared to $19.4 million in 2005, an increase of 76.3%. The majority of the increase in sales from 2005 to 2006 related to an increase in sales of $12.1 million to existing customers, which were primarily a result of new design wins reaching commercial production. In each of 2005 and 2006, a substantial majority of our sales were to customers that sell into the enterprise network and data center markets. In 2006, we derived 31.0% of our revenue from distributors compared to 32.0% in 2005.

Cost of Revenue and Gross Margin.  Gross margin increased 2.3 percentage points to 61.7% in 2006 from 59.4% in 2005. The increase in gross margin in 2006 compared to 2005 was primarily due to a shift in product mix to more complex, higher performance products which generally have higher margins. In addition, manufacturing costs improved during 2006 due to lower unit wafer, assembly and test costs.

Research and Development Expenses.  Research and development expenses increased $2.7 million, or 16.9%, to $18.7 million in 2006 from $16.0 million in 2005. The increase included higher salaries and benefit expenses of $2.1 million and stock-based compensation expenses of $0.4 million. Research and development headcount increased to 104 at the end of 2006 from 86 at the end of 2005.

Sales, General and Administrative Expenses.  Sales, general and administrative expenses increased $3.2 million, or 47.1%, to $10.1 million in 2006 from $6.8 million in 2005. Of the $3.2 million increase, salaries, benefits and commissions accounted for $1.7 million, accounting and legal fees and other services accounted for $0.6 million, stock-based compensation expense accounted for $0.3 million, and depreciation and allocated facilities accounted for $0.1 million. Accounting and legal fees were primarily the result of the development and implementation of our international structure and efforts to prepare to become a public company. Sales, general and administrative headcount increased to 47 at the end of 2006 from 36 at the end of 2005.

Income Tax Expense.  Income tax expense increased $0.6 million to $0.6 million in 2006 from $0 in 2005. The increase is due to an income tax provision of $0.6 million related to alternative minimum tax on profit in connection with establishing our international business structure.

Other Income (Expense), Net.  Other income (expense), net, increased $0.6 million to net expense of $0.8 million in 2006 from net expense of $0.2 million in 2005. The increase was primarily due to an increase in interest expense, which was attributable to the $4.0 million drawn against a Term Loan in June 2006.

Quarterly Results of Operations

The following table sets forth our unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2007. The quarterly data have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this prospectus. You should read this information together with our consolidated financial statements and related notes included elsewhere in this Annual Report. We anticipate that the rate of new orders may vary significantly from quarter to quarter. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and future quarters may be adversely affected. In addition, because of our limited operating history and the rapidly evolving nature of our business, we believe that period-to-period comparisons of revenue and operating results, including gross margin and operating expenses as a percentage of total revenue, are not necessarily meaningful and should not be relied upon as indications of future performance. Although we have experienced significant percentage growth in revenue, we do not believe that our historical growth rates are likely to be sustainable or necessarily indicative of future growth.

	Quarter Ended
	2007				2006
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(In thousands, except per share data)

Revenue	$16,231	$14,165	$12,666	$11,141	$9,870	$9,187	$8,099	$7,049
Cost of revenue	5,811	5,207	4,698	4,182	3,457	3,878	3,135	2,622

Gross profit	10,420	8,958	7,968	6,959	6,413	5,309	4,964	4,427
Operating expenses:
Research and development	5,705	4,796	4,721	4,326	4,368	4,224	4,939	5,120
Sales, general and administrative	4,021	3,976	3,482	3,209	2,511	2,594	2,799	2,154

Total operating expenses	9,726	8,772	8,203	7,535	6,879	6,818	7,738	7,274

Income (loss) from operations	694	186	(235)	(576)	(466)	(1,509)	(2,774)	(2,847)

Other income (expense), net:
Interest expense	(50)	(73)	(291)	(208)	(152)	(271)	(199)	(85)
Warrant revaluation expense	—	—	(349)	(224)	(151)	(13)	(152)	(151)
Interest income and other	1,265	1,307	817	69	111	117	36	81

Total other income (expense), net	1,215	1,234	177	(363)	(192)	(167)	(315)	(155)

Income (loss) before income tax expense	1,909	1,420	(58)	(939)	(658)	(1,676)	(3,089)	(3,002)
Income tax benefit (expense)	59	(110)	(34)	(57)	(558)	—	—	(2)

Net Income (loss)	$1,968	$1,310	$(92)	$(996)	$(1,216)	$(1,676)	$(3,089)	$(3,004)
Net income (loss) per common share, basic and diluted	$0.05	$0.03	$0.00	$(0.12)	$(0.14)	$(0.20)	$(0.38)	$(0.39)

Revenue has increased sequentially in each of the quarters presented due to increases in the number of products sold to new and existing customers, ongoing development of distributors, and international expansion. This has led to an increase in sales primarily into the enterprise network and data center markets. To date, we have not experienced any material impact from any seasonal effects on an annual or quarterly basis.

Gross margin percentages have fluctuated from quarter to quarter due to changing selling prices, product mix and manufacturing costs. The gross margin percentage in the third quarter of 2006 decreased from that in the second quarter, due to costs associated with the initial increase in production costs attributed with new product development. The gross margin percentage increased from the third quarter of 2006 to the fourth quarter of 2006 due to improved yield and reduced costs associated with new products. The gross margin percentage increased from the first quarter of 2007 to the fourth quarter of 2007 due to a change in product mix. If our mix changes toward lower margin products or if we are required due to competitive reasons to reduce pricing without a corresponding decrease in costs, our margins could decrease in the future.

Operating expenses have generally increased in each of the quarters presented as we continued to add personnel and related costs increased to accommodate the growth in our business. Research and development expenses in each of the first two quarters of 2006 were significantly impacted by wafer fabrication mask expenses associated with new product development. Sales, general and administrative expenses increased sequentially in

2006 and 2007 due to higher accounting and legal costs related to the development and implementation of our international structure, cost associated with being a public company, increased headcount and increased stock-based compensation.

Liquidity and Capital Resources

In May 2007, we received net proceeds of approximately $94.7 million (after underwriters’ discounts of $7.3 million and additional offering related costs of approximately $2.8 million). Our other primary sources of cash historically have been proceeds from issuances of convertible preferred stock, cash collections from customers, a working capital line of credit and term loan and cash received from the exercise of employee stock options. As of December 31, 2007, we had cash and cash equivalents of $98.5 million and net accounts receivable of $9.8 million.

In October 2005, we entered into a Loan and Security Agreement with Silicon Valley Bank to provide a revolving line of credit for $6.0 million collateralized by eligible receivables and all of our other assets except intellectual property. Borrowings under the revolving line of credit bore interest at the bank’s prime rate plus an applicable margin based on certain financial ratios of the company at the borrowing date. On January 25, 2007, we entered into a loan modification agreement that extended the term of this credit facility through July 4, 2008. We have since cancelled the line of credit.

In October 2005, we also entered into a Term Loan and Security Agreement with Silicon Valley Bank and Gold Hill Venture Lending that provided a $4.0 million term loan line of credit, the Term Loan. The Term Loan was secured by all of our other assets except intellectual property. In June 2006, we borrowed $4.0 million against this Term Loan. In October 2006, we entered into the First Amendment to the Term Loan. The amendment reduced the interest rate on the Term Loan to a fixed rate of 10.5%, effective November 1, 2006. In addition, it eliminated the Gold Hill prepayment fee and final payment fee. This Term Loan was paid off as of May 3, 2007.

Following is a summary of our working capital and cash and cash equivalents as of December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Working capital	$105,048	$11,689	$6,160
Cash and cash equivalents	98,462	10,154	7,879

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net cash provided by (used in) operating activities	$6,176	$(7,819)	$(7,955)
Net cash used in investing activities	(5,772)	(2,075)	(2,608)
Net cash provided by financing activities	87,904	12,169	61

Cash Flows from Operating Activities

Net cash provided by operating activities was $6.2 million for the year ended December 31, 2007, primarily consisting of our net income of $2.2 million and $8.8 million in non-cash operating expenses, offset by $4.8 million in net cash used by changes in operating activities. Non-cash operating expenses consisted of depreciation and amortization expense of $6.2 million, stock-based compensation of $1.9 million, and $0.6 million of warrant revaluation expense. Changes in operating activities from 2006 were primarily driven by an increase of $2.5 million in accounts receivable due to increased revenue and increase of $4.5 million in inventory as we ramp up the production of new products, offset by the increase of $1.8 million in accounts payable and $0.8 million in deferred revenue.

Net cash used in operating activities was $7.8 million and $8.0 million for the year ended December 31, 2006 and 2005, primarily consisting of net loss of $9.0 and $11.7 million, and $6.4 million and $4.1 million in non-cash operating expenses, offset by $5.2 million and $0.4 million in net cash used by changes in operating activities. The non-cash operating expenses for the year ended December 31, 2006 and 2005 consisted of deprecation and amortization expenses of $5.0 million and $3.3 million, stock-based compensation of $0.7 million and $0.1 million, and warrant revaluation expense of $0.5 million and $0.5 million, respectively. The change in operating activities in 2006 from 2005 were driven by increase in accounts receivable due to increased revenue and increase in inventory as we ramped up the production of new products.

Cash Flows from Investing Activities

Net cash flows used in investing activities relate to capital expenditures to support product development and general growth.

Net cash used in investing activities increased by $3.7 million to $5.8 million in 2007 from $2.1 million in 2006. The increase is due to the purchase of masks and design tools to support our product development and production needs.

Net cash used in investing activities decreased $0.5 million from $2.6 million in 2005 to $2.1 million in 2006. Net cash flows used in investing activities primarily relate to acquisitions in 2005, as well as capital expenditures in each year to support product development and general growth.

Cash Flows from Financing Activities

Net cash provided by financing activities was $87.9 million for 2007 compared to $12.2 million for 2006. The increase in 2007 is primarily due to net cash provided from our initial public offering of $94.7 million, $1.1 million from issuance of common stock upon exercises of stock options, offset by the repayment of the Term Loan of $4.0 million and principal payments of capital lease and technology license obligations of $3.8 million.

Net cash provided by financing activities was $12.2 million for 2006 compared to $61,000 for 2005. The increase in 2006 was due to issuance of additional shares of Series D preferred stock for net proceeds of $9.0 million, shareholder exercises of Series B and Series D preferred stock warrants for net proceeds of $0.8 million, issuance of common stock upon exercises of stock options of $1.4 million, and net borrowings of $4.0 million under our Term Loan agreement, offset by the principal payments of capital lease and technology license obligations of $2.9 million.

We believe that our $98.5 million of cash and cash equivalents at December 31, 2007 and expected cash flow from operations will be sufficient to fund our projected operating requirements for at least twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of December 31, 2007, we believe our exposure related to the above indemnities at December 31, 2007 is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2007:

	Payments Due By Period
	Less Than	1 to 2	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)

Operating leases	$1,266	$2,175	$1,042	$—	$4,483
Capital lease and technology license obligations	4,969	4,370	—	—	9,339
Purchase commitments	4,697	—	—	—	4,697

Total	$10,932	$6,545	$1,042	$—	$18,519

We adopted FIN 48 on January 1, 2007. As of December 31, 2007, we had $0.2 million of total gross unrecognized tax benefits and related interest. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework and provides guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On November 15, 2007, the FASB granted a one year deferral for non-financial assets and liabilities to comply with SFAS No. 157; however, the effective date for financial assets remains intact. We are currently assessing the impact, if any, of adopting SFAS No. 157 on our financial position, results of operations and liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company plans to adopt this pronouncement in the first quarter of 2008 and is currently evaluating the impact of this pronouncement on the Company’s consolidated results of operations and financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), or SFAS No. 141R, Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” or SFAS No. 160. SFAS No. 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting this standard on the Company’s financial position, results of operations and liquidity.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Risk

All of our sales are denominated in United States dollars. We therefore have no foreign currency risk associated with sale of products. Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations; however, we do not consider this currency risk to be material as the related costs do not constitute a significant portion of our total spending. We outsource our wafer fabrication, assembly, testing, warehousing and shipping operations; however all expenses related thereto are denominated in United States dollars.

Interest Rate Risk

We had cash and cash equivalents of $98.5 million at December 31, 2007, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short term nature. Declines in interest rates, however, will reduce future investment income.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cavium Networks, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cavium Networks, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, in 2005 the Company changed the manner in which it accounts for freestanding warrants on preferred shares that are redeemable and in 2006 the Company changed the manner in which it accounts for share-based compensation.

/s/  PricewaterhouseCoopers LLP

San Jose, California
March 10, 2008

CAVIUM NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$98,462	$10,154
Accounts receivable, net of allowances of $177 and $102, respectively	9,768	7,248
Inventories	9,573	5,006
Prepaid expenses and other current assets	946	405

Total current assets	118,749	22,813
Property and equipment, net	11,608	5,040
Intangible assets, net	4,096	1,902
Other assets	157	207

Total assets	$134,610	$29,962

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,311	$2,904
Accrued expenses and other current liabilities	2,253	2,853
Deferred revenue	1,666	628
Capital lease and technology license obligations, current portion	4,471	2,564
Preferred stock warrant liability	—	701
Notes payable, current portion	—	1,474

Total current liabilities	13,701	11,124

Notes payable, net of current portion	—	2,526
Capital lease and technology license obligations, net of current portion	4,059	1,016
Other non-current liabilities	—	39

Total liabilities	17,760	14,705

Commitments and contingencies (Note 12)
Mandatorily redeemable convertible preferred stock, par value $0.001:
None and 22,935,158 shares authorized; none and 22,364,197 shares issued and outstanding; none and $69,623 aggregate liquidation preference; as of December 31, 2007 and 2006	—	72,437

Stockholders’ equity (deficit)
Preferred stock, par value $0.001:
10,000,000 shares and none authorized, no shares issued and outstanding as of December 31, 2007 and 2006	—	—
Common stock, par value $0.001:
200,000,000 and 40,965,057 shares authorized; 40,307,361 and 9,365,600 shares issued and outstanding; as of December 31, 2007 and 2006	40	9
Additional paid-in capital	175,540	3,731
Accumulated deficit	(58,730)	(60,920)

Total stockholders’ equity (deficit)	116,850	(57,180)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit)	$134,610	$29,962

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2007	2006	2005

Revenue	$54,203	$34,205	$19,377
Cost of revenue	19,898	13,092	7,865

Gross profit	34,305	21,113	11,512

Operating expenses:
Research and development	19,548	18,651	16,005
Sales, general and administrative	14,688	10,058	6,840

Total operating expenses	34,236	28,709	22,845

Income (loss) from operations	69	(7,596)	(11,333)

Other income (expense), net:
Interest expense	(622)	(707)	(183)
Warrant revaluation expense	(573)	(467)	(411)
Interest income and other	3,458	345	355

Total other income (expense), net	2,263	(829)	(239)

Income (loss) before income tax expense and cumulative effect of change in accounting principle	2,332	(8,425)	(11,572)
Income tax expense	(142)	(560)	—

Net income (loss) before cumulative effect of change in accounting principle	2,190	(8,985)	(11,572)
Cumulative effect of change in accounting principle	—	—	(100)

Net income (loss)	$2,190	$(8,985)	$(11,672)

Net income (loss) per common share, basic	$0.08	$(1.11)	$(1.59)
Shares used in computing basic net income (loss) per common share	29,005,743	8,065,995	7,318,607
Net income (loss) per common share, diluted	$0.07	$(1.11)	$(1.59)
Shares used in computing diluted net income (loss) per common share	32,431,976	8,065,995	7,318,607

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE
CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Mandatorily Redeemable					Notes		Total
	Convertible				Additional	Receivable		Stockholders’
	Preferred Stock		Common Stock		Paid-in	from	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Stockholders	Deficit	(Deficit)

Balance at December 31, 2004	20,990,809	$61,735	8,233,939	$8	633	$(154)	$(40,263)	$(39,776)
Issuance of Series D Preferred Stock, net of issuance costs of $57	100,566	604						—
Common stock issued in connection with early-exercises of stock options subject to repurchase			135,622					—
Common stock issued in connection with other exercises of options			388,399	1	341			342
Vesting of early-exercised stock options					197			197
Repurchase of shares of unvested common stock			(18,645)		(4)			(4)
Interest on notes receivable from stockholders						(2)		(2)
Non-employee stock-based compensation					62			62
Stock-based compensation related to variable awards granted to employee					23			23
Reclassification of warrants to liabilities		(519)						—
Forgiveness of note receivable from stockholder						104		104
Repayment of note receivable from stockholder						52		52
Net loss							(11,672)	(11,672)

Balance at December 31, 2005	21,091,375	61,820	8,739,315	9	1,252	—	(51,935)	(50,674)
Common stock issued in connection with early-exercises of stock options subject to repurchase			33,868					—
Common stock issued in connection with other exercises of options			568,766		1,349			1,349
Vesting of early-exercised stock options					141			141
Repurchase of shares of unvested common stock			(32,599)		(20)			(20)
Stock-based compensation					745			745
Issuance of common stock in connection with warrants exercise			56,250					—
Issuance of Series B preferred stock in connection with warrants exercises	179,976	1,094			134			134
Issuance of Series D preferred stock, net of issuance costs of $15	1,032,037	8,965						—
Issuance of Series D preferred stock in connection with warrants exercises	60,809	558			130			130
Net loss							(8,985)	(8,985)

Balance as of December 31, 2006	22,364,197	72,437	9,365,600	9	3,731	—	(60,920)	(57,180)
Common stock issued in connection with early-exercises of stock options subject to repurchase			25,000					—
Common stock issued in connection with other exercises of options			717,212	1	1,451			1,452
Common stock issued in connection with restricted stock unit			500					—
Vesting of early-exercised stock options					110			110
Repurchase of shares of unvested common stock			(14,585)		(10)			(10)
Stock-based compensation					1,908			1,908
Issuance of Series B preferred stock in connection with warrants exercises	181	3						—
Conversion of preferred stock to common stock due to IPO	(22,364,378)	(72,440)	22,364,378	22	72,418			72,440
Issuance of common stock for IPO, net of issuance cost of $2,790			7,762,500	8	94,660			94,668
Reclassification of warrant liability upon IPO					1,272			1,272
Common stock warrant exercise-net exercise			86,756					—
Net income							2,190	2,190

Balance at December 31, 2007	—	$—	40,307,361	$40	$175,540	$—	$(58,730)	$116,850

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$2,190	$(8,985)	$(11,672)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Forgiveness of note receivable from stockholder	—	—	104
Stock-based compensation expense	1,869	745	85
Amortization of warrant costs to interest expense	149	143	52
Revaluation of warrants to fair value	574	467	511
Depreciation and amortization	6,221	5,009	3,308
Other	(20)	10	81
Changes in assets and liabilities:
Accounts receivable, net	(2,520)	(3,412)	(2,084)
Inventories	(4,528)	(2,919)	30
Prepaid expenses and other current assets	(322)	(41)	124
Other assets	49	(101)	(39)
Accounts payable	1,836	125	197
Deferred revenue	825	408	220
Accrued expenses and other current and non-current liabilities	(147)	732	1,128

Net cash provided by (used in) operating activities	6,176	(7,819)	(7,955)

Cash flows used in investing activities:
Purchases of property and equipment	(4,925)	(2,075)	(1,503)
Acquisition of business	—	—	(1,105)
Purchases of IP licenses and intangible assets	(847)	—	—

Net cash used in investing activities	(5,772)	(2,075)	(2,608)

Cash flows provided by financing activities:
Proceeds from term loan financing	—	4,000	—
Repayment of term loan financing	(4,000)	—	—
Proceeds from issuance of convertible preferred stock, net of issuance cost	—	8,965	604
Proceeds from initial public offering, net of banker’s discount and commission	97,459	—	—
Payments of initial public offering costs	(2,791)	—	—
Proceeds from issuance of common stock upon exercise of options	1,092	1,361	407
Principal payment of capital lease and technology license obligations	(3,846)	(2,915)	(998)
Repurchases of shares of unvested common stock	(10)	(20)	(4)
Repayment of receivable from stockholder	—	—	52
Proceeds from issuance of convertible preferred stock in connection with warrant exercise	—	778	—

Net cash provided by financing activities	87,904	12,169	61

Net increase (decrease) in cash and cash equivalents	88,308	2,275	(10,502)
Cash and cash equivalents, beginning of period	10,154	7,879	18,381

Cash and cash equivalents, end of period	$98,462	$10,154	$7,879

Supplemental disclosure of cash flow information:
Cash paid for interest	$473	$564	$131
Cash paid for taxes	$469	$—	$—
Supplemental disclosure of non-cash activities:
Capital lease and technology license obligations	$9,812	$3,408	$1,414
Vesting of early exercised options	$110	$141	$197
Additions to property and equipment included in accounts payable and accrued expenses	$1,057	$486	$—
Net exercise of common stock warrants	$462	$—	$—
Conversion of mandatorily redeemable convertible preferred stock to common stock	$72,440	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Organization

Cavium Networks, Inc., the Company, was incorporated in the state of California on November 21, 2000 and was reincorporated in the state of Delaware effective February 6, 2007. The Company designs, develops and markets semiconductor processors for intelligent and secure networks.

Initial Public Offering

In May 2007, the Company completed its initial public offering, or IPO, of common stock in which it sold and issued 7,762,500 shares of common stock, including 1,012,500 shares of underwriters’ over-allotment, at an issue price of $13.50 per share. A total of $104.8 million in gross proceeds was raised from the IPO, or approximately $94.7 million in net proceeds after deducting underwriting discounts and commissions of $7.3 million and other offering costs of $2.8 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 22,364,378 shares of common stock, and 102,619 warrants to purchase mandatorily redeemable convertible preferred stock were converted into warrants to purchase common stock.

Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Cavium Networks, Inc. and its wholly owned foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Cash & Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market instruments.

Allowance for Doubtful Accounts

The Company reviews its allowance for doubtful accounts by assessing individual accounts receivable over a specific age and amount, and all other balances on a pooled basis based on historical collection experience and economic risk assessment. The Company’s allowance for doubtful accounts was $38,000 and $68,000 as of December 31, 2007 and 2006, respectively.

Inventories

Inventories consist of work-in-process and finished goods. Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value). The Company writes down inventory by establishing inventory reserves based on aging and forecasted demand. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forecasted demand and such differences may have a material effect on recorded inventory values. Inventory reserves, once established, are not reversed until the related inventories have been sold or scrapped.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of estimated useful lives or unexpired lease term. Additions and improvements that increase the value or extend the life of an asset are capitalized. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred.

Estimated
Useful Lives

Software and computer equipment	1 to 5 years
Test equipment	1 to 3 years
Furniture, office equipment and leasehold improvements	1 to 5 years

The Company capitalizes the cost of fabrication masks that are reasonably expected to be used during production manufacturing. Such amounts are included within property and equipment and depreciated to cost of revenue generally over a period of twelve months. If the Company does not reasonably expect to use the fabrication mask during production manufacturing, the related mask costs are expensed to research and development in the period in which the costs are incurred. The Company has capitalized $3,616,000, $694,000 and none of mask costs in property and equipment for the years ended December 31, 2007, 2006 and 2005, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. According to the Company’s accounting policy, when such indicators are present, if the undiscounted cash flows expected to be generated from operations from those long-lived assets are less than the carrying value of those long-lived assets, the Company compares the fair value of the assets (estimated using discounted future net cash flows to be generated from the lowest common level of operations utilizing the assets) to the carrying value of the long-lived assets to determine any impairment charges. The Company reduces the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than their fair value.

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

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A majority of the Company’s accounts receivable are derived from revenue earned from customers headquartered in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. Summarized below are individual customers whose accounts receivable balances or revenues were 10% or higher of respective total consolidated amounts.

	Year Ended December 31,
	2007	2006	2005

Percentage of total revenue
Customer A	18%	21%	19%
Customer B	23	18	*
Customer C	*	*	12
Customer D	*	*	11
All other customers	44	50	51

Total	100%	100%	100%

*	represent less than 10% of the revenue

	2007	2006

Percentage of gross accounts receivable:
Customer E	23%	23%
Customer F	13	*
All other customers	64	73

Total	100%	100%

*	Less than 10% of the consolidated accounts receivable for the respective period end.

Intangible Assets

Prepaid technology licenses and acquired technologies, which includes technology acquired from other companies either as a result of acquisitions or licensing, are capitalized and amortized on the straight-line method over the estimated useful life of the technologies, which generally does not exceed three years. Technology licenses payable in installments are capitalized using the present value of the payments.

Revenue Recognition

The Company derives its revenue primarily from sales of semiconductor products. The Company recognizes revenue from product sales when persuasive evidence of a binding arrangement exists, delivery has occurred, the fee is deemed fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. The fee is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices, which is often memorialized with a customer purchase order. Agreements with non-distributor customers do not include rights of return or acceptance provisions. The Company assesses the ability to collect from the Company’s customers based on a number of factors, including credit worthiness and any past transaction history of the customers. If the customers were not deemed credit worthy, the Company would defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. The Company generally recognizes revenue at the time of shipment to the Company’s customers. Revenue consists primarily of sales of the Company’s products to networking Original Equipment Manufacturers, or OEMs, their contract manufacturers or to its distributors. Initial sales of the Company’s products for a new design are usually made directly to networking OEMs as they design and develop their product. Once their design enters production, they often outsource their manufacturing to contract manufacturers that purchase the Company’s products directly from the Company or from the Company’s distributors.

Revenue is recognized upon shipment for sales to distributors with limited rights of returns and price protection if the Company concludes it can reasonably estimate the credits for returns and price adjustments issuable. The Company records an estimated allowance, at the time of shipment, based on the Company’s historical patterns of returns and pricing credits of sales recognized upon shipment. The credits issued to distributors or other customers were not material in the years ended December 31, 2007, 2006 and 2005.

Revenue and costs relating to sales to distributors are deferred if the Company grants more than limited rights of returns and price credits or if it cannot reasonably estimate the level of returns and credits issuable. During the quarter ended June 30, 2007, the Company signed a distribution agreement with Avnet, Inc. to distribute the Company’s products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet revenue and costs will be deferred until products are sold by Avnet to their end customers. For the year ended December 31, 2007, less than 1% of the Company’s net revenues were from products sold by Avnet. Revenue recognition depends on notification from the distributor that product has been sold to Avnet’s end customers. Avnet reports to the Company, on at least a monthly basis, the product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled monthly to the Company’s deferred revenue balances. Deferred income on shipments to Avnet is included in deferred revenue and reflects the effects of any distributor price adjustments and the amount of gross margin expected to be realized when Avnet sells those products to their customers. Accounts receivable from Avnet is recognized and inventory is relieved when title to inventories transfers, which typically takes place at the time of shipment, which is the point in time at which the Company has a legal enforceable right to collection under normal payment terms.

The Company also derives revenue in the form of license and maintenance fees through licensing its software products. Revenue from such arrangements is recorded by applying the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition , as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions. Revenue from such arrangements totaled $1,128,000, $740,000 and $181,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The value of any support services is recognized as services revenue on a straight-line basis over the term of the related support period, which is typically one year.

The Company also enters into development agreements with some of its customers. Development revenue is recognized under the proportional performance method, with the associated costs included in cost of revenue. The Company estimates the proportional performance of the development contracts based on an analysis of progress toward completion. The Company periodically evaluates the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. To date, the Company has not recorded any such losses. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. To the extent the Company is unable to estimate the proportional performance then the revenue is recognized on a completed contract basis. Revenue from such arrangements totaled $3,019,000 for 2007 and none for previous years.

Total deferred revenue was $1,666,000 and $628,000 as of December 31, 2007 and 2006, respectively, which included deferred revenue associated with license and maintenance fees, development revenue and deferred income on shipment to Avnet.

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty Accrual

The Company’s products are subject to a one-year warranty period. The Company provides for the estimated future costs of replacement upon shipment of the product as cost of revenue. The warranty accrual is estimated based on historical claims compared to historical revenue. The following table presents a reconciliation of the Company’s product warranty liability, which is included within accrued expenses and other current liabilities in the consolidated balance sheets:

	As of December 31,
	2007	2006	2005
	(In thousands)

Beginning balance	$161	$106	$30
Accruals for warranties issued during the year	241	140	76
Settlements made during the year	(141)	(85)	—

Ending balance	$261	$161	$106

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

Advertising

The Company expenses advertising costs as incurred. Advertising costs were $345,000, $214,000 and $125,000 and for the years ended December 31, 2007, 2006 and 2005, respectively.

Operating Leases

The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent paid is recorded as accrued rent in accrued expenses and other current and non-current liabilities components of the consolidated balance sheets.

Income Taxes

The Company provides for deferred income taxes under the asset and liability method. Under this method, deferred tax assets, including those related to tax loss carryforwards and credits, and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets when management cannot conclude that it is more likely than not that the net deferred tax asset will be recovered.

Accounting for Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

APB 25, and Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25 , and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In accordance with APB 25, the Company recognized no stock-based compensation expense for options granted to employees with an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the prospective transition method, which requires it to apply the provisions of SFAS 123(R) only to awards granted, modified, repurchased or cancelled after the adoption date. Under this transition method, the Company’s stock-based compensation expense recognized during the year-ended December 31, 2006 is based on the grant date fair value of stock option awards the Company grants or modifies on or after January 1, 2006. The Company recognizes this expense on a straight-line basis over the options’ vesting periods. The Company estimates the grant date fair value of stock option awards under the provisions of SFAS 123(R) using the Black-Scholes option valuation model.

For the years ended December 31, 2007, 2006 and 2005, the Company recorded stock-based compensation expense of $1,869,000, $745,000, and $85,000, respectively. In future periods, stock-based compensation expense may increase as the Company issues additional stock-based awards to continue to attract and retain key employees. SFAS 123(R) also requires that the Company recognize stock-based compensation expense only for the portion of stock options that are expected to vest, based on the Company’s estimated forfeiture rate. If the actual number of future forfeitures differs from that estimated by management, the Company may be required to record adjustments to stock-based compensation expense in future periods.

The Company accounts for stock-based compensation arrangements with non-employees in accordance with SFAS 123 and Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The fair value of the stock options granted to non-employees was estimated using the Black-Scholes option valuation model. This model utilizes the estimated fair value of the Company’s common stock, the contractual term of the option, the expected volatility of the price of the Company’s common stock, risk-free interest rates and the expected dividend yields of the Company’s common stock. Stock-based compensation expense related to non-employees was $114,000, $70,000, $62,000 and for the year ended December 31, 2007, 2006 and 2005, respectively.

The following table presents the detail of stock-based compensation expense amounts included in the consolidated statement of operations for each of the last years presented:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cost of revenue	$43	$9	$—
Research and development	805	396	10
Sales, general and administrative	1,021	340	75

Total stock-based compensation expense	$1,869	$745	$85

The total stock-based compensation cost capitalized as part of inventory as of December 31, 2007 and 2006 was $3,000 and $43,000, respectively.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity that are not the result of transactions with stockholders. For the year ended 2007, 2006 or 2005, there are no components of comprehensive income (loss)

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which are excluded from the net loss and, therefore, no separate statement of comprehensive income (loss) has been presented.

Cumulative Effect of Change in Accounting Principle

On July 1, 2005, we adopted FASB Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, or FSP 150-5. FSP 150-5 provides that the warrants we have issued to purchase shares of our convertible preferred stock are subject to the requirements in FSP 150-5, which requires us to classify these warrants as current liabilities and to adjust the value of these warrants to their fair value at the end of each reporting period. At the time of adoption, we recorded a charge in the amount of $100,000 for the cumulative effect of this change in accounting principle, to reflect the estimated increase in fair value of these warrants as of that date. We recorded $573,000, $467,000 and $411,000 warrant revaluation expense for the years ended December 31, 2007, 2006 and 2005, respectively.

Upon our initial public offering in May 2007, all outstanding warrants to purchase mandatorily redeemable convertible preferred stock converted to warrants to purchase common stock. As a result, the aggregate fair value of these warrants has been reclassified from current liabilities to additional paid-in capital.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework and provides guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On November 15, 2007, the FASB granted a one year deferral for non-financial assets and liabilities to comply with SFAS No. 157; however, the effective date for financial assets remains intact. We are currently assessing the impact, if any, of adopting SFAS No. 157 on our financial position, results of operations and liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company plans to adopt this pronouncement in the first quarter of 2008 and is currently evaluating the impact of this pronouncement on the Company’s consolidated results of operations and financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), or SFAS No. 141R, Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” or SFAS No. 160. SFAS No. 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting this standard on the Company’s financial position, results of operations and liquidity.

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128 (“SFAS 128”), Earnings Per Share. Under SFAS 128, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period (excluding shares subject to repurchase). Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common and potentially dilutive common equivalent shares outstanding during the period. Potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and common stock subject to repurchase, are included in diluted net income per share for the year ended December 31, 2007, 2006 and 2005, respectively.

The following table sets forth the computation of income (loss) per share:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net income (loss)	$2,190	$(8,985)	$(11,672)

Weighted average common shares outstanding — basic	29,006	8,066	7,319
Dilutive effect of employee stock plans	3,426	—	—

Weighted average common shares outstanding — diluted	32,432	8,066	7,319

Basic net income (loss) per share	$0.08	$(1.11)	$(1.59)

Diluted net income (loss) per share	$0.07	$(1.11)	$(1.59)

The following weighted average outstanding options, common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Options to purchase common stock and common stock subject to repurchase	701	5,094	3,533
Convertible preferred stock (as converted basis)	—	22,364	21,091
Convertible stock warrants (as converted basis)	—	103	316

3.	Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value) and are comprised of the following:

	As of December 31,
	2007	2006
	(In thousands)

Work-in-process	$8,092	$2,069
Finished goods	1,481	2,937

	$9,573	$5,006

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment, Net

Property and equipment, net, consist of the following:

	As of December 31,
	2007	2006
	(In thousands)

Test equipment	$5,587	$1,418
Software and computer equipment	12,738	7,178
Furniture, office equipment and leasehold improvements	57	40

	18,382	8,636
Less: accumulated depreciation and amortization	(6,774)	(3,596)

	$11,608	$5,040

Depreciation and amortization expense was $4,754,000, $2,192,000 and $842,000 and for the years ended December 31, 2007, 2006 and 2005, respectively.

Capital leases which are time-based subscription design tools are included in property and equipment, and they were $7,873,000 and $3,623,000 at December 31, 2007 and 2006, respectively. Amortization expense related to assets recorded under capital lease was $1,645,000, $1,033,000 and $153,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

5.	Intangible Assets, net

Intangible assets consisted of the following:

	As of December 31,
	2007	2006
	(In thousands)

Developed technology	$3,343	$3,343
Technology license	9,205	5,544

	12,548	8,887
Less: accumulated amortization
Developed technology	(3,235)	(2,375)
Technology license	(5,217)	(4,610)

	$4,096	$1,902

Amortization expenses were $1,467,000, $2,817,000 and $2,466,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The weighted-average remaining estimated lives for intangible assets are approximately 0.3 year for developed technology and 2.2 years for technology license. The weighted average remaining estimated life of intangible assets in total is approximately 2.1 years. Future amortization expenses are estimated to be $1,009,000 for 2008, $1,530,000 for 2009, $1,250,000 for 2010, and $307,000 thereafter.

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued expenses and other current liabilities

	As of December 31,
	2007	2006
	(In thousands)

Accrued compensation and related benefit	$1,010	$851
Accrued warranty	261	161
Refundable deposits related to unvested employee stock option exercises	70	173
Professional fees	285	583
Income tax payable	231	558
Other	396	527

	$2,253	$2,853

7.	Notes Payable

In October 2005, the Company entered into a loan and security agreement with Silicon Valley Bank to provide a revolving line of credit for $6.0 million collateralized by eligible receivables and all of the Company’s other assets except intellectual property. Borrowings under the revolving line of credit bore interest at the bank’s prime rate plus an applicable margin based on certain financial ratios of the Company at the borrowing date. The applicable rate of interest under the revolving line of credit was 10.5% as of December 31, 2006. On January 25, 2007, the Company entered into a loan modification agreement that extended the term of the existing revolving line of credit through July 4, 2008. The Company cancelled the line of credit in connection with its initial public offering in May 2007.

In October 2005, the Company also entered into a term loan and security agreement, the Term Loan, with Silicon Valley Bank and Gold Hill Venture Lending that provided a $4.0 million term loan line of credit. The Term Loan was secured by all of the Company’s other assets except intellectual property. Upon entering into the Term Loan, the Company issued warrants to purchase a total of 27,500 shares of Series D convertible preferred stock at a price of $6.58 per share.

In June 2006, the Company borrowed $4.0 million against the Term Loan. Concurrently, the Company issued additional warrants to purchase 27,500 shares of Series D convertible preferred stock at a price of $6.58 per share. On October 24, 2006 the Company entered into the First Amendment to the Term Loan. The Term Loan carried a fixed interest rate of 10.5% as of December 31, 2006. The Company repaid the Term Loan on May 3, 2007.

All warrants to purchase Series D convertible preferred stock were converted to warrants to purchase common stock as detailed in Note 8.

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Mandatorily Redeemable Convertible Preferred Stock

At the closing of the IPO in May 2007, all outstanding mandatorily redeemable convertible preferred stock converted to common stock with a conversion ratio of 1 to 1. The following table sets forth the information about the mandatorily redeemable convertible preferred stock:

	As of December 31,
	2007	2006
	(In thousands, except share data)

Mandatorily redeemable convertible preferred stock, par value $0.001
Series A: 4,349,995 shares authorized; 4,349,989 shares issued and outstanding at December 31, 2006 and none was issued and outstanding at December 31, 2007; none and $7,830 liquidation preference	$—	$7,773
Series B: 7,612,431 shares authorized; 7,564,448 shares issued and outstanding at December 31, 2006 and none was issued and outstanding at December 31, 2007; none and $15,885 liquidation preference	—	16,534
Series C: 6,206,897 shares authorized; 6,206,892 shares issued and outstanding at December 31, 2006 and none was issued and outstanding at December 31, 2007; none and $18,000 liquidation preference	—	17,973
Series D: 4,765,835 shares authorized at December 31, 2006; 4,242,866 shares issued and outstanding at December 31, 2006 and none was issued and outstanding as of December 31, 2007; none and $27,908 liquidation preference	—	30,157

Total mandatorily redeemable convertible preferred stock	$—	$72,437

Warrants

Pursuant to the amendment with Silicon Valley Bank and Gold Hill Venture Lending, and upon closing of the company’s IPO in May 2007, all of the outstanding warrants to purchase mandatorily redeemable convertible preferred stock converted to warrants to purchase common stock. The following table sets forth the warrant liability that was reclassified to additional paid-in-capital.

	Number			Estimated Fair
Series of	of Shares			Value Reclassified to
Convertible	Subject to		Exercise	Additional Paid-in-capital
Preferred Stock	Warrants	Issue Date	Price	Upon IPO	Expiration Date

B	47,619	November 1, 2002	$2.10	$568,000	October 31, 2012
D	27,500	October 6, 2005	6.58	352,000	October 5, 2015
D	27,500	June 19, 2006	6.58	352,000	October 5, 2015

	102,619			$1,272,000

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

On July 12, 2007, Gold Hill Venture Lending net exercised the warrant to purchase 37,813 shares of common stock at an exercise price of $6.58 per share. The Company issued an aggregate of 28,239 shares of common stock. No cash was paid to the Company for such issuance of the common stock.

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 4, 2007, Silicon Valley Bank net exercised warrants to purchase 17,187 shares of common stock at an exercise price of $6.58 per share and 47,619 shares at an exercise price of $2.10 per share. The Company issued an aggregate of 58,517 shares of common stock. No cash was paid to the Company for such issuance of the common stock.

In addition, 181 shares of warrants to purchase Series B preferred stock were exercised in January 2007 and the remaining 176 shares of warrants to purchase Series B preferred stock expired on February 15, 2007. Total outstanding shares of warrants were none and 102,976 at December 31, 2007 and 2006, respectively.

Common Stock

In May 2007, the Company completed its IPO in which the Company sold and issued 7,762,500 shares of common stock, including 1,012,500 shares of the underwriters’ over-allotment, at an issue price of $13.50 per share. The Company received gross proceeds of $104.8 million from the IPO, or approximately $94.7 million in net proceeds after deducting underwriting discounts and commissions of $7.3 million and other offering costs of $2.8 million. Upon the closing of the IPO, all shares of mandatorily redeemable convertible preferred stock outstanding automatically converted into 22,364,378 shares of common stock.

Common stock outstanding at December 31, 2006	9,365,600
Common stock issued in IPO	7,762,500
Conversion of mandatorily redeemable convertible preferred stock to common stock	22,364,378
Common stock issued in connection with exercises of stock options	742,712
Common stock issued in connection with the common stock warrant exercises	86,756
Repurchases of shares of unvested common stock	(14,585)

Common stock outstanding at December 31, 2007	40,307,361

Stock Options and Unvested Common Stock

Upon completion of its IPO in May 2007, the Company adopted the 2007 Stock Incentive Plan, the 2007 Plan, which reserved 5,000,000 shares of the Company’s common stock. The number of shares of the common stock reserved for issuance will automatically increase on January 1st, from January 1, 2008 through January 1, 2017, by the lesser of (i) 5% of the total number of shares of the common stock outstanding on the applicable January 1st date or (ii) 5,000,000 shares. The board of directors may also act, prior to the first day of any fiscal year, to increase the number of shares as the board of directors shall determine, which number shall be less than each of (i) and (ii). The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2007 Plan is equal to 10,000,000 shares. The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively, “stock awards”), and performance cash awards, all of which may be granted to employees (including officers), directors, and consultants or affiliates. Awards granted under the 2007 Plan vest at the rate specified by the plan administrator, typically with 1/8th of the shares vesting six months after the date of grant and 1/48th of the shares vesting monthly thereafter over the next three and one half years. The term of awards expires ten years from the date of grant. As of December 31, 2007, 197,700 shares have been granted under the 2007 Plan.

As of December 31, 2006, the Company’s 2001 Stock Incentive Plan, the 2001 Plan, reserved 590,220 shares of the Company’s common stock for issuance to employees, officers, consultants and advisors of the Company. Options granted under the 2001 Plan were either incentive stock options or non-statutory stock options as determined by the Company’s board of directors. Options granted under the 2001 Plan vest at the rate specified by the plan administrator, typically with 1/8th of the shares vesting six months after the date of grant and 1/48th of the shares vesting monthly thereafter over the next three and one half years to four and one half years. The term of

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option expires ten years from the date of grant. In 2007 prior to the Company’s IPO, 361,375 shares had been granted under the 2001 Plan.

Under the Company’s 2001 Plan, certain employees have the right to early-exercise unvested stock options, subject to rights held by the Company to repurchase unvested shares in the event of voluntary or involuntary termination. For options granted prior to March 2005, the Company has the right to repurchase any such shares at the shares’ original purchase price. For options granted after March 2005, the Company has the right to repurchase such shares at the lower of market value or the original purchase price.

For those options granted prior to March 2005, in accordance with EITF 00-23, Working Group Work Plan Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44 Accounting for Certain Transactions involving Stock Compensation, the Company accounts for cash received in consideration for the early-exercise of unvested stock options as a current liability, included as a component of accrued liabilities in the Company’s consolidated balance sheets. For those shares issued in connection with options granted prior to March 2005, there were 123,895 and 377,030 unvested shares outstanding as of December 31, 2007 and 2006, respectively, and $70,000 and $173,000 related liabilities, respectively.

Detail related to activity of unvested shares of common stock is as follows:

	Number of	Weighted-Average
	Unvested Shares	Exercise/Purchase
	Outstanding	Price

Balance as of December 31, 2004	1,335,113	$0.34
Issued	454,791	0.86
Vested	(708,289)	0.35
Repurchased	(18,645)	0.21

Balance as of December 31, 2005	1,062,970	0.56
Issued	400,023	2.95
Vested	(558,184)	0.60
Repurchased	(32,599)	0.62

Balance as of December 31, 2006	872,210	1.63
Issued	80,397	5.64
Vested	(501,360)	1.59
Repurchased	(14,585)	0.71

Balance as of December 31, 2007	436,662	2.45

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Detail related to stock option activity is as follows:

	Number	Weighted-Average
	of Shares	Exercise
	Outstanding	Price

Balance at December 31, 2004	1,326,061	$0.30
Options granted	1,754,366	1.05
Options exercised	(524,021)	0.80
Options cancelled and forfeited	(86,236)	0.42

Balance as of December 31, 2005	2,470,170	0.72
Options granted	2,434,750	3.42
Options exercised	(602,634)	2.26
Options cancelled and forfeited	(80,882)	1.57

Balance as of December 31, 2006	4,221,404	2.05
Options granted	546,575	15.31
Options exercised	(742,212)	1.97
Options cancelled and forfeited	(105,766)	3.93

Balance as of December 31, 2007	3,920,001	3.86

The total intrinsic value for options exercised during the year ended December 31, 2007 was $15.2 million, representing the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price paid.

The following table summarizes information about all stock options outstanding as of December 31, 2007:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average	Aggregate
	Number of	Contractual	Exercise	Number of	Exercise	Intrinsic
Exercise Prices	Shares	Term	Price	Shares	Price	Value

$ 0.19- 0.80	544,722	6.15	$0.29	436,729	$0.28
1.02- 1.50	1,080,161	7.52	1.04	614,487	$1.03
3.04- 3.74	1,624,072	8.14	3.07	536,441	$3.07
5.42- 8.52	486,346	9.08	7.36	95,599	$6.97
27.00-31.54	184,700	9.66	28.57	13,173	$27.17

$ 0.19-31.54	3,920,001	7.93	3.86	1,696,429	$2.02	$76,133,920

Exercisable	1,696,429	7.46	2.02			35,685,604

Vested and expected to vest	3,621,177	7.90	3.79			70,557,025

The fair value of each employee option grant for the year ended December 31, 2007 and 2006 under SFAS 123(R) was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year
Ended December 31,
	2007	2006

Risk-free interest rate	3.29%-4.72%	4.36%-5.23%
Expected life	4-6 years	4-5 years
Dividend yield	None	None
Volatility	55%-56%	50%-60%

The Company determined that it was not practical to calculate the historical volatility of its share price since the Company’s securities were not publicly traded prior to May 2007 and therefore, there is no readily determinable market value for its stock; it has limited information on its own past volatility; and the Company is a high-growth technology company whose future operating results are not comparable to its prior operating results. Therefore, the Company estimated its expected volatility based on reported market value data for a group of publicly traded companies, which it selected from certain market indices, that the Company believed was relatively comparable after consideration of their size, stage of life cycle, profitability, growth, and risk and return on investment. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. For the year ended December 31, 2007, we used the simplified method of determining the expected term as permitted by the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment and Staff Accounting Bulletin No. 110, “Year-End Help for Expensing Employee Stock Options.”

The estimated weighted-average grant date fair value of options granted during the twelve months ended December 31, 2007 and 2006 were $9.62 and $2.12, respectively.

As of December 30, 2007, there was $6.0 million of unrecognized compensation costs related to stock options granted under the company’s 2001 and 2007 Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.47 years.

Restricted Stock Unit Awards

The company began issuing restricted stock units, or RSUs, in the fourth quarter of 2007. Shares are issued on the date the restricted stock units vest, and the fair value of the underlying stock on the dates of grant is recognized as stock-based compensation over a three-year vesting period. Below is the information as of December 31, 2007:

		Weighted-	Weighted-
	Number of	Average	Average
	Unvested	Grant Date	Remaining	Aggregate
	Shares	Fair Market	Contractual	Fair
	Outstanding	Value	Term (years)	Value(1)

Non-vested at December 31, 2006	—	$—		—
Granted	12,500	31.54
Issued and released	(500)			$27.20
Cancelled/Forfeited	—	—

Balance as of December 31, 2007	12,000		1.28

(1)	Represents the value of Cavium stock on the date that the restricted stock units vest.

The total intrinsic value of the RSUs issued as of December 31, 2007 was $276,000, representing the closing price of the Company’s stock on December 31, 2007, multiplied by the number of non-vested RSUs expected to vest as of December 31, 2007.

Share-based compensation related to the RSUs is calculated based on the market price of the Company’s common stock on the date of grant. The weighted average estimated values of restricted stock unit grants, as well as

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the weighted average assumptions that were used in calculating the fair value during 2007, were based on estimates at the date of grant, as follows:

2007

Estimated values	$31.54
Risk-free interest rate	3.29%
Dividend yield	0%

As of December 31, 2007, there was $336,000 of unrecognized compensation costs related to restricted stock units granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.83 years.

9.	Income Taxes

Prior to December 31, 2007 the Company had incurred operating losses and, accordingly, had not recorded a provision for income taxes. For the years ended December 31, 2007 and 2006, the Company reported $142,000 and $560,000, respectively, of income tax expense. The provision at December 31, 2006 was primarily related to alternative minimum tax on profit in connection with establishing the international business structure. The provision at December 31, 2007 was primarily due to the federal alternative minimum tax on profits in the Company’s United States profits adjusted by certain non-deductible items, international taxes and state income taxes.

The domestic and foreign components of loss before income tax expense and cumulative effect of change in accounting principle were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Domestic	$11,037	$17,877	$(11,572)
Foreign	(8,705)	(26,302)	—

	$2,332	$(8,425)	$(11,572)

The difference between the provision for income that would be derived by applying the statutory rate to income before tax for the year ended December 31, 2007 and the provision actually recorded was due to the benefit from net operating loss carryforwards.

Income tax expense consists of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Domestic	$97	$560	$—
Foreign	45	—	—

	$142	$560	$—

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s effective tax rate differs from the United States federal statutory rate as follows:

	Year Ended December 31,
	2007	2006	2005

Income tax at statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	1.1	—	—
Alternative minimum tax	2.5	6.6	—
Change in valuation allowance	(31.4)	(34.0)	(34.0)
Other	(0.1)	—	—

Total	6.1%	6.6%	—%

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities are as follows:

	As of December 31,
	2007	2006
	(In thousands)

Deferred tax assets, non-current:
Tax credits	$5,987	$4,155
Net operating loss carryforwards	3,092	12,736
Capitalized research and development	115	170
Depreciation and amortization	2,834	1,087
Other	1,108	930

Gross deferred tax assets	13,136	19,078
Less: valuation allowance	(13,136)	(19,078)

Net deferred tax assets	$—	$—

As of December 31, 2007, the Company had total net operating loss carryforwards for federal and state income tax purposes of $26.3 million and $44.6 million, respectively. If not utilized, these net federal and state operating loss carryforwards will expire beginning in 2022 and 2012, respectively. The Company is tracking the portion of its deferred tax assets attributable to stock option benefits in a separate memo account pursuant to SFAS No. 123R. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to SFAS No. 123R, footnote, 82, the stock option benefits of approximately $5.3 million will only be recorded to equity when they reduce cash taxes payable. The Company also had federal and other state research and development tax credit carryforwards of approximately $3.8 million and $3.5 million, respectively. The federal and other state tax credit carryforwards will expire commencing 2021 and 2018, respectively, except for the California research tax credits which carry forward indefinitely. The Company also has federal alternative minimum tax credits of approximately $0.6 million, which have no expiration date. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company’s net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $5.9 million and $4.4 million for the periods ended December 31, 2007 and 2006, respectively. The provision for income taxes could be favorably impacted during 2008, or future years, if the Company’s results of operations and forecasts of future profitability improve significantly to indicate that the deferred tax assets will be realized. Such a change in expectations could result in a material change to its valuation allowance assessment and the resulting income tax provision.

The Company has reviewed whether the utilization of its net operating losses and research credits were subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The Company does not expect the disclosed net operating losses and research credits carryovers to expire before the statute lapses.

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Undistributed earnings of our foreign subsidiary of approximately $0.2 million and $0.1 million at December 31, 2007 and 2006, respectively, are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings on the consolidated balance sheet. As of the date of adoption, the Company recorded a $3.3 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31 2007, the Company had $9,600 in accrued interest and/or penalties.

The following table summarizes the activity related to the unrecognized tax benefits:

Total
(In thousands)

Balance at December 31, 2006	$3,264
Gross increases related to prior years tax positions	40
Gross increases related to current year tax positions	270
Settlements	—
Expiration of the statute of limitations for the assessment of taxes	—

Balance at December 31, 2007	$3,574

Included in the unrecognized tax benefits of $3.6 million at December 31, 2007 was $0.2 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company is in the process of expanding its international operations and staff to better support its expansion into international markets. This expansion includes the implementation of an international structure that includes, among other things, a research and development cost-sharing arrangement, certain licenses and other contractual arrangements between the Company and its wholly-owned domestic and foreign subsidiaries. The Company’s foreign subsidiaries have acquired certain rights to sell the existing intellectual property and intellectual property that will be developed or licensed in the future. The existing rights were transferred for an initial payment. As a result of these changes and an expanding customer base in Asia, the Company expects that an increasing percentage of its consolidated pre-tax income will be derived from, and reinvested in, its Asian operations. The Company anticipates that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and as a consequence, the Company’s effective income tax rate is expected to be lower than the United States federal statutory rate.

The Company’s major tax jurisdictions are the United States federal government and the state of California. The Company files income tax returns in the United States federal jurisdiction, the state of California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The United States federal corporation income tax returns beginning with the 2000 tax year remain subject to examination by the Internal Revenue Service, or IRS. The California corporation income tax returns beginning with the 2000 tax year remain subject to examination by the California Franchise Tax Board. There are no on-going tax audits in the major tax jurisdictions.

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Retirement Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Through December 31, 2007, the Company has not made any contributions to the plan.

11.  Segment Information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is organized as, and operates in, one reportable segment: the development and sale of semiconductor processor solutions for next-generation intelligent networking equipment. The chief operating decision-maker is the Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by customer and geographic region, for purposes of evaluating financial performance and allocating resources. The Company and its Chief Executive Officer evaluate performance based primarily on revenue to the customers and in the geographic locations in which the Company operates. Revenue is attributed by geographic location based on the bill-to location of customer. The Company’s long-lived assets are primarily located in the United States of America and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end users. Sales by geography for the periods indicated were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

United States	$32,748	$19,483	$10,292
Taiwan	10,500	7,403	3,085
China	3,367	2,290	1,865
Japan	2,732	2,612	3,517
Other countries	4,856	2,417	618

Total	$54,203	$34,205	$19,377

12.	Commitments and Contingencies

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expire through May 2012. The Company also acquires certain assets under capital leases.

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum commitments under non-cancelable capital and operating lease agreements as of December 31, 2007 were as follows:

	Capital Lease and
	Technology License	Operating
	Obligations	Leases	Total
	(In thousands)

2008	$4,969	$1,266	$10,932
2009	2,596	1,065	3,661
2010	1,774	1,110	2,884
2011		843	843
2012		199	199
Thereafter		—	—

	9,339	$4,483	$18,519
Less: Interest component	(809)

Present value of minimum lease payment	8,530
Less: current portion	(4,471)

Long-term portion of obligations	$4,059

Rent expense incurred under operating leases was $997,000, $797,000 and $589,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company is not currently a party to any legal proceedings that management believes would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The technology license obligations include future cash payments payable primarily for license agreements with outside vendors. One of the license agreements is with Cadence Design Systems for its electronic design automation software which is used in the design of the Company’s products. The term of the license is two years which will expire in June 2009. The second license agreement is with MIPS Technologies, Inc. which includes a non-exclusive, non-transferable right to develop multiple licensed MIPS cores that implement the MIPS architecture. This second license agreement required the Company to pay $1.9 million after the completion of its IPO for an automatic two-year extension of the license. The term of the license after the two-year extension is seven years and will expire in December 2010. As of December 31, 2007, $475,000 was paid, and the balance is accrued within capital lease and technology license obligations on consolidated balance sheets.

The Company also has a purchase agreement with Synopsys Inc. to purchase certain intellectual property which is to be used for the Company’s future products. The Company has an agreement to pay $1.15 million over the two-year period for various intellectual properties. The agreement will expire in October 2008. $815,000 has been paid to purchase certain intellectual property as of December 31, 2007.

In October 2007, the Company signed a license agreement with Synopsys for certain design tools totaling $7.0 million, with 12 installment payments. The term of the license is three years which will expire in October 2010. The present value of the installment payments has been capitalized and is amortized over three years, and included within capital lease and technology license obligations on consolidated balance sheets. As of December 31, 2007, $541,000 was paid.

CAVIUM NETWORKS, INC.

Schedule II — Valuation and Qualifying Accounts and Reserves

	Balance at	Charges to		Balance at
	Beginning	Cost and		End of
Description	of Period	Expenses	Deductions	Period
	(In thousands)

Year ended December 31, 2007
Allowance for doubtful accounts	$68	$—	$(30)	$38
Allowance for customer returns	34	434	(329)	139
Income tax valuation allowance	19,078	—	(5,942)	13,136
Year ended December 31, 2006
Allowance for doubtful accounts	$73	$55	$(60)	$68
Allowance for customer returns	37	123	(126)	34
Income tax valuation allowance	23,474	—	(4,396)	19,078
Year ended December 31, 2005
Allowance for doubtful accounts	$59	$14	$—	$73
Allowance for customer returns	58	183	(204)	37
Income tax valuation allowance	18,228	5,246	—	23,474

All other schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements of the registrant or related notes thereto.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

As a newly public company and under the applicable rules of the Securities and Exchange Commission we are not required to include Management’s Annual Report on Internal Control Over Financial Reporting or an attestation report of an Independent Registered Public Accounting Firm in our Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2008 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors and executive officers may be found under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K, and in the section entitled “Proposal 1 — Election of Directors” appearing in the Proxy Statement. Such information is incorporated herein by reference.

The information required by this Item with respect to our audit committee and audit committee financial expert may be found in the section entitled “Proposal 1 — Election of Directors — Audit Committee” appearing in the Proxy Statement. Such information is incorporated herein by reference.

The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 and our code of ethics may be found in the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal 1 — Election of Directors — Code of Business Conduct and Ethics,” respectively, appearing in the Proxy Statement. Such information is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item is included in our proxy statement for our 2008 annual meeting of stockholders under the sections entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item relating to security ownership of certain beneficial owners and management is included in our proxy statement for our 2008 annual meeting of stockholders under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The information required by this item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the proxy statement for our 2008 annual meeting of stockholders under the section entitled “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included in our proxy statement for our 2008 annual meeting of stockholders under the sections entitled “Certain Relationships and Related Transactions” and “Proposal 1 — Election of Directors” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the information included in our proxy statement for our 2008 annual meeting of stockholders under the section entitled “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Index to Consolidated Financial Statements

a. The following documents are filed as part of this report:

1.	Financial Statements:	45
	See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
2.	Financial Statement Schedule:	71
	Schedule II — Valuation and Qualifying Accounts and Reserve
3.	Exhibits:	74
	The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2008.

Cavium Networks, Inc.

By	/s/ Syed Ali
Syed Ali
President and Chief Executive Officer

By	/s/ Arthur Chadwick
Arthur Chadwick
Chief Financial Officer and Vice President
of Finance and Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Syed Ali Syed Ali	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2008

/s/ Arthur Chadwick Arthur Chadwick	Chief Financial Officer and Vice President of Finance and Administration (Principal Financial and Accounting Officer)	March 10, 2008

/s/ Kris Chellam Kris Chellam	Director	March 10, 2008

/s/ John Jarve John Jarve	Director	March 10, 2008

/s/ Anthony Pantuso Anthony Pantuso	Director	March 10, 2008

/s/ C.N. Reddy C.N. Reddy	Director	March 10, 2008

/s/ Anthony Thornley Anthony Thornley	Director	March 10, 2008

EXHIBIT INDEX

			Incorporated by Reference
Exhibit			Schedule/	File		Filing
Number		Description	Form	Number	Exhibit	Date

3.1		Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-140660	3.3	4/13/2007
3.2		Amended and Restated Bylaws of the Registrant	S-1/A	333-140660	3.5	4/13/2007
4.1		Reference is made to exhibits 3.1 and 3.2
4.2		Form of the Registrant’s Common Stock Certificate	S-1/A	333-140660	4.2	4/24/2007
4.3		Third Amended and Restated Investors’ Rights Agreement, dated December 8, 2004, as amended on October 25, 2005 and August 9, 2006, by and among the Registrant and certain of its security holders	S-1	333-140660	4.3	2/13/2007
10.1		Form of Indemnity Agreement to be entered into between the Registrant and its directors and officers	S-1	333-140660	10.1	2/13/2007
10.2		2001 Stock Incentive Plan and forms of agreements thereunder	S-1	333-140660	10.2	2/13/2007
10	.3†	2007 Equity Incentive Plan	S-1	333-140660	10.3	2/13/2007
10	.4†	Form of Option Agreement, Form of Option Grant Notice and Form of Exercise Notice under 2007 Equity Incentive Plan	S-1	333-140660	10.4	2/13/2007
10	.5†	Executive Employment Agreement, dated January 2, 2001, between the Registrant and Syed Ali	S-1	333-140660	10.5	2/13/2007
10	.6†	Employment Offer Letter, dated December 27, 2004, between the Registrant and Arthur Chadwick	S-1	333-140660	10.6	2/13/2007
10	.7†	Employment Offer Letter, dated January 22, 2001, between the Registrant and Anil K. Jain	S-1	333-140660	10.7	2/13/2007
10	.8†	Employment Offer Letter, dated May 6, 2003, between the Registrant and Rajiv Khemani	S-1	333-140660	10.8	2/13/2007
10	.9†	Letter Agreement, dated November 4, 2005, between the Registrant and Kris Chellam	S-1	333-140660	10.9	2/13/2007
10	.10†	Letter Agreement, dated September 1, 2006, between the Registrant and Anthony Thornley	S-1	333-140660	10.10	2/13/2007
10.11		Lease Agreement, dated April 15, 2005, between the Registrant and MB Technology Park, LLC	S-1	333-140660	10.11	2/13/2007
10	.12*	Lease Agreement Amendment, dated March 6 2008, between the Registrant and MB Technology Park, LLC
10.13		Loan and Security Agreement, dated October 6, 2005, between the Registrant and Silicon Valley Bank	S-1	333-140660	10.12	2/13/2007
10.14		Loan Modification Agreement, dated January 3, 2007, between the Registrant and Silicon Valley Bank	S-1	333-140660	10.13	2/13/2007
10.15		Second Loan Modification Agreement, dated January 25, 2007, between the Registrant and Silicon Valley Bank.	S-1	333-140660	10.14	2/13/2007
10.16		Term Loan and Security Agreement, dated October 6, 2005, between the Registrant, Silicon Valley Bank and Gold Hill Lending 03, L.P.	S-1	333-140660	10.15	2/13/2007

			Incorporated by Reference
Exhibit			Schedule/	File		Filing
Number		Description	Form	Number	Exhibit	Date

10.17		First Amendment to Loan and Security Agreement, dated October 24, 2006, between the Registrant, Silicon Valley Bank and Gold Hill Lending 03, L.P.	S-1	333-140660	10.16	2/13/2007
10.18		Form of Warrant to Purchase Shares of Series B preferred stock	S-1	333-140660	10.17	2/13/2007
10.19		Form of Warrant to Purchase Shares of Series D preferred stock	S-1	333-140660	10.18	2/13/2007
10.20		Consent, Assignment, Assumption and Amendment Agreement, dated February 5, 2007, between the Registrant, Silicon Valley Bank and Gold Hill Lending 03, L.P.	S-1/A	333-140660	10.19	3/16/2007
10.21		Letter Agreement, dated March 15, 2007, between the Registrant and AVM Capital, L.P.	S-1/A	333-140660	10.20	3/16/2007
#10	.22	Master Technology License Agreement, dated December 30, 2003, between the Registrant and MIPS Technologies, Inc.	S-1/A	333-140660	10.21	4/6/2007
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer
31	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

*	Filed herewith

#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.