Form 10-Q
period 2008-03-31
CAVIUM NETWORKS, INC.
filed 2008-05-02
CIK 1175609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at May 1, 2008 was: 40,480,633

CAVIUM NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION
Item 1 Condensed Consolidated Financial Statements
CAVIUM NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$95,612	$98,462
Accounts receivable, net of allowance of $215 and $177, respectively	13,747	9,768
Inventories	10,767	9,573
Prepaid expenses and other current assets	952	946

Total current assets	121,078	118,749
Property and equipment, net	11,498	11,608
Intangible assets, net	3,774	4,096
Other assets	295	157

Total assets	$136,645	$134,610

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,985	$5,311
Accrued expenses and other current liabilities	2,449	2,253
Deferred revenue	2,506	1,666
Capital lease and technology license obligations, current portion	3,501	4,471

Total current liabilities	13,441	13,701
Capital lease and technology license obligations, net of current portion	3,432	4,059

Total liabilities	16,873	17,760

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, par value $0.001:
10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2008 and December 31, 2007	—	—
Common stock, par value $0.001:
200,000,000 shares authorized; 40,391,131 and 40,307,361 shares issued and outstanding as of March 31, 2008 and December 31, 2007	40	40
Additional paid-in capital	176,490	175,540
Accumulated deficit	(56,758)	(58,730)

Total stockholders’ equity	119,772	116,850

Total liabilities and stockholders’ equity	$136,645	$134,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue	$18,342	$11,141
Cost of revenue	6,587	4,182

Gross profit	11,755	6,959

Operating expenses:
Research and development	5,820	4,326
Sales, general and administrative	4,555	3,209

Total operating expenses	10,375	7,535

Income (loss) from operations	1,380	(576)

Other income (expense), net:
Interest expense	(153)	(208)
Warrant revaluation expense	—	(225)
Interest income and other	992	69

Total other income (expense), net	839	(364)

Income (loss) before income tax expense	2,219	(940)
Income tax expense	(247)	(57)

Net income (loss)	$1,972	$(997)

Net income (loss) per common share, basic	$0.05	$(0.12)
Shares used in computing basic net income (loss) per common share	39,966	8,579
Net income (loss) per common share, diluted	0.05	(0.12)
Shares used in computing diluted net income (loss) per common share	42,135	8,579
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$1,972	$(997)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Stock-based compensation expense	767	357
Amortization of warrant costs to interest expense	—	19
Revaluation of warrants to fair value	—	225
Depreciation and amortization	2,221	1,229
Changes in assets and liabilities
Accounts receivable, net	(3,980)	(377)
Inventories	(1,162)	(371)
Prepaid expenses and other current assets	(5)	69
Other assets	(137)	(165)
Accounts payable	(201)	136
Accrued expenses and other current and non-current liabilities	216	(594)
Deferred revenue	841	2,914

Net cash provided by operating activities	532	2,445

Cash flows used in investing activities
Purchases of property and equipment	(1,915)	(731)

Net cash used in investing activities	(1,915)	(731)

Cash flows used in financing activities
Proceeds from issuance of common stock upon exercise of options	131	56
Payments of initial public offering costs	—	(1,266)
Repayment of term loan financing	—	(355)
Principal payment of captial lease and technology license obligations	(1,598)	(849)
Repurchases of shares of unvested common stock	—	(10)

Net cash used in financing activities	(1,467)	(2,424)

Net decrease in cash and cash equivalents	(2,850)	(710)

Cash and cash equivalents, beginning of period	98,462	10,154

Cash and cash equivalents, end of period	$95,612	$9,444

Supplemental disclosure of cash flow information
Cash paid for interest	$153	$189

Supplemental disclosure of non-cash activities
Capital lease and technology license obligations	$—	$115
Vesting of early exercised options	$21	$32
Additions to property and equipment included in accounts payable and accrued expenses	$931	$152
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Significant Accounting Policies
Organization
     Cavium Networks, Inc., or the Company, was incorporated in the State of California on November 21, 2000 and was reincorporated in the State of Delaware effective February 6, 2007. The Company designs, develops and markets semiconductor processors for intelligent and secure networks.
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
Summary of Significant Accounting Policies
Basis of Presentation
     The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K (File No. 001-33435) on file with the SEC for the year ended December 31, 2007.
     The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2008, and the consolidated results of its operations for the three months ended March 31, 2008 and 2007, and the consolidated cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.
     The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP.
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

Allowance for Doubtful Accounts
     The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific age and amount. The Company’s allowance for doubtful accounts was $35,000 and $38,000 as of March 31, 2008 and December 31, 2007, respectively.
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
     The Company capitalizes the cost of fabrication masks that are reasonably expected to be used during production manufacturing. Such amounts are included within property and equipment and depreciated to cost of revenue generally over a period of twelve months. If the Company does not reasonably expect to use the fabrication mask during production manufacturing, the related mask costs are expensed to research and development in the period in which the costs are incurred. The Company has capitalized $1,272,000 and $527,000 for the three months ended March 31, 2008 and 2007, respectively.
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
     A majority of the Company’s accounts receivable are derived from revenue earned from customers primarily headquartered in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. Summarized below are individual customers whose accounts receivable balances or revenues were 10% or higher of respective total consolidated amounts.

	For the three months
	ended March 31,
	2008	2007
Percentage of total revenue
Customer A	30%	24%
Customer B	*	20%

*	Less than 10% of the consolidated revenue for the respective period end.

	As of March 31,	As of December 31,
	2008	2007

Percentage of gross accounts receivable
Customer C	19%	23%
Customer D	13%	13%
Intangible Assets
     Prepaid technology licenses and acquired technologies, which includes technologies acquired from other companies either as a result of acquisitions or licensing, are capitalized and amortized on the straight-line method over the estimated useful life of the technologies, which generally does not exceed five years. Technology license obligations payable in installments are capitalized using the present value of the payments.
Revenue Recognition
     The Company derives its revenue primarily from sales of semiconductor products. The Company recognizes revenue from product sales when persuasive evidence of a binding arrangement exists, delivery has occurred, the price is deemed fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. The price is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices, which is often memorialized with a customer purchase order. Agreements with non-distributor customers do not include rights of return or acceptance provisions. The Company assesses the ability to collect from the Company’s customers based on a number of factors, including credit worthiness and any past transaction history of the customer. If the customer is not deemed credit worthy, or the price is not considered fixed or determinable, the Company will defer all revenue from the arrangement until payment is received and all other revenue recognition criteria is met.
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

     Revenue is recognized upon shipment for sales to distributors with limited rights of returns and price protection if the Company concludes it can reasonably estimate the credits for returns and price adjustments issuable. The Company records an estimated allowance, at the time of shipment, based on the Company’s historical patterns of returns and pricing credits of sales recognized upon shipment. The credits issued to distributors or other customers were not material in the three months ended March 31, 2008 and 2007.
     Revenue and costs relating to sales to distributors are deferred if the Company grants more than limited rights of returns and price credits or if it cannot reasonably estimate the level of returns and credits issuable. During the quarter ended June 30, 2007, the Company signed a distribution agreement with Avnet, Inc. to distribute the Company’s products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet revenue and costs will be deferred until products are sold by Avnet to its end customers. For the quarter ended March 31, 2008, 3.8% of the Company’s net revenues were from products sold by Avnet. Revenue recognition depends on notification from the distributor that product has been sold to Avnet’s end customers. Avnet reports to the Company, on at least a monthly basis, the product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled monthly to the Company’s deferred revenue balances. Deferred income on shipments to Avnet is included in deferred revenue. Accounts receivable from Avnet is recognized and inventory is relieved when title to inventories transfers, which typically takes place at the time of shipment, which is the point in time at which the Company has a legal enforceable right to collection under normal payment terms.
     The Company also derives revenue in the form of license and maintenance fees through licensing its software products. Revenue from such arrangements is recorded by applying the provisions of Statement of Position, or SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions. Revenue from such arrangements totaled $266,000 and $318,000 for the three months ended March 31, 2008 and 2007, respectively. The value of any support services is recognized as services revenue on a straight-line basis over the term of the related support period, which is typically one year.
     The Company also enters into development agreements with some of its customers. Development revenue is recognized under the proportional performance method, with the associated costs included in cost of revenue. The Company estimates the proportional performance of the development contracts based on an analysis of progress toward completion. The Company periodically evaluates the actual status of each project to ensure that the estimates to complete each contract remain accurate. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on progress toward completion of projects in progress. To the extent the Company is unable to estimate the proportional performance then the revenue is recognized on a completed contract basis. Revenue from such arrangements totaled $674,000 and $575,000 for the three months ended March 31, 2008 and 2007, respectively.
     Total deferred revenue was $2,506,000 and $1,666,000 as of March 31, 2008 and December 31, 2007, respectively, which includes deferred revenue associated with license and maintenance fees, development revenue and deferred income on shipment to Avnet.
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

	Three Months Ended
	March 31,
	2008	2007

Beginning balance	$261	$161
Accruals for warranties issued	17	39
Settlements made	(18)	(30)

Ending balance	$260	$170

Indemnities
     In the ordinary course of business the Company enters into agreements with customers that include indemnity provisions. Based on historical experience and other available information the Company believes its exposure related to the above indemnity provisions was immaterial for each of the periods presented.
Research and Development
     Research and development costs are expensed as incurred and primarily include personnel costs, prototype expenses, which include the cost of fabrication mask costs not reasonably expected to be used in production manufacturing, and allocated facilities costs as well as depreciation of equipment used in research and development.
Advertising
     The Company expenses advertising costs as incurred. Advertising costs were $42,000 and $127,000 for the three months ended March 31, 2008 and 2007, respectively.
Operating Leases
     The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent paid is recorded as accrued rent in accrued expenses and other current and non-current liabilities components of the consolidated balance sheets.
Income Taxes
     The Company provides for deferred income taxes under the asset and liability method. Under this method, deferred tax assets, including those related to tax loss carryforwards and credits, and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that the net deferred tax asset will not be recovered.. The Company monitors the status of the deferred tax assets on a regular basis. Once sustained profitability has been achieved in certain tax jurisdictions, the Company will release the valuation allowance per Statement of Financial Accounting Standards No. 109.
Accounting for Stock-Based Compensation
     The Company recognizes stock-based compensation for options granted to employees in accordance with FAS 123(R). The Company estimates the grant date fair value of stock option awards under the provisions of SFAS 123(R) using the Black-Scholes option valuation model, which requires, among other inputs, an estimate of the Company’s fair value of the underlying common stock on the date of grant. For the three months ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense of $767,000 and $357,000, respectively. In future periods, stock-based compensation expense may increase as the Company issues additional stock-based awards to continue to attract and retain key employees. SFAS 123(R) also requires that the Company recognize stock-based compensation expense only for the portion of stock options that are expected to vest, based on the Company’s estimated forfeiture rate. If the actual number of future forfeitures differs from that estimated by management, the Company may be required to record adjustments to stock-based compensation expense in future periods.
     The Company accounts for stock-based compensation arrangements with non-employees in accordance with SFAS 123(R) and Emerging Issues Task Force, or EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The fair value of the stock options granted to non-employees was estimated using the Black-Scholes option valuation model. This model utilizes the estimated fair value of the Company’s common stock, the contractual term of the option, the expected volatility of the price of the Company’s common stock, risk-free interest rates and the expected dividend yields of the Company’s common stock. Stock-based compensation expense related to non-employees was none and $68,000 for the three months ended March 31, 2008 and 2007, respectively.

     The following table presents the detail of stock-based compensation expense amounts included in the consolidated statement of operations for each of the periods presented:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Cost of revenue	$29	$4
Research and development	328	138
Sales, general and administrative	410	215

	$767	$357

     The total stock-based compensation cost capitalized as part of inventory as of March 31, 2008 and 2007 was $74,000 and $4,000, respectively.
Other Comprehensive Income (Loss)
     Comprehensive income (loss) includes all changes in equity that are not the result of transactions with stockholders. For the three months ended March 31, 2008 and 2007, there are no components of comprehensive income (loss) which are excluded from the net income (loss) and, therefore, no separate statement of comprehensive income (loss) has been presented.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The Company is currently evaluating the impact, if any, of adopting this standard on the Company’s financial position, results of operations and liquidity.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact, if any, of adopting this standard on the Company’s financial position, results of operations and liquidity.
2. Net Income (Loss) Per Common Share
     The Company calculates net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share,” or SFAS 128. Under SFAS 128, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period (excluding shares subject to repurchase). Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common and potentially dilutive common equivalent shares outstanding during the period. Potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and common stock subject to repurchase, are included in diluted net income per share for the three months ended March 31, 2008 and 2007, respectively.

     The following table sets forth the computation of income (loss) per share:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net income (loss)	$1,972	$(997)

Weighted average common shares outstanding — basic	39,966	8,579
Dilutive effect of employee stock plans	2,169	—

Weighted average common shares outstanding — diluted	42,135	8,579

Basic net income (loss) per share	0.05	$(0.12)

Diluted net income (loss) per share	0.05	(0.12)

3. Fair Value
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework and provides guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.
     Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159, which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option for assets or liabilities under this Statement.

     In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money Market Fund	$95,612	$—	$—	$95,612

Total	$95,612	$—	$—	$95,612

4. Inventories
     Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value) and are comprised of the following:

	As of	As of
	March 31, 2008	December 31, 2007
	(In thousands)
Work-in-process	$9,132	$8,092
Finished goods	1,635	1,481

	$10,767	$9,573

5. Property and Equipment, net
     Property and equipment, net, consisted of the following:

	As of	As of
	March 31, 2008	December 31, 2007
	(in thousands)
Test equipment	$7,119	$5,587
Software and computer equipment	12,995	12,738
Furniture, office equipment and leasehold improvements	57	57

	20,171	18,382
Less: accumulated depreciation and amortization	(8,673)	(6,774)

	$11,498	$11,608

     Depreciation and amortization expense was $1,899,000 and $833,000 for the three months ended March 31, 2008 and 2007, respectively.
     Capital leases included in property and equipment were $7,873,000 at March 31, 2008 and December 31, 2007. Amortization expense related to assets recorded under capital lease was $666,000 and $315,000 for the three months March 31, 2008 and 2007, respectively.

6. Intangible Assets, net
     Intangible assets consisted of the following:

	As of March 31, 2008	As of December 31, 2007
	(in thousands)
Developed technology	$3,343	$3,343
Technology license	9,205	9,205

	12,548	12,548
Less: accumulated amortization
Developed technology	(3,323)	(3,235)
Technology license	(5,451)	(5,217)

	$3,774	$4,096

     Amortization expense was $322,000 and $396,000 for the three months ended March 31, 2008 and 2007, respectively. The weighted-average remaining estimated lives for intangible assets are approximately 1 month for developed technology and 2 years for technology license. The weighted average remaining estimated life of intangible assets in total is approximately 1.8 years. Future amortization expenses are estimated to be $688,000 for 2008, $1,530,000 for 2009, $1,250,000 for 2010, and $307,000 thereafter.
7. Accrued Expenses and Other Current Liabilities

	As of	As of
	March 31, 2008	December 31, 2007
	(in thousands)
Accrued compensation and related benefit	$1,007	$1,010
Accrued warranty	260	261
Refundable deposits related to unvested employee stock option exercises	49	70
Professional fees	272	285
Income tax payable	474	231
Other	387	396

	$2,449	$2,253

8. Common Stock
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

Common stock outstanding at December 31, 2006	9,365,600
Common stock issued in IPO	7,762,500
Conversion of mandatorily redeemable convertible preferred stock to common stock	22,364,378
Common stock issued in connection with exercises of stock options from January 1, 2007 through March 31, 2008	826,482
Common stock issued in connection with the common stock warrant exercises	86,756
Repurchases of shares of unvested common stock	(14,585)

Common stock outstanding at March 31, 2008	40,391,131

Stock Options and Unvested Common Stock
     Upon completion of its IPO in May 2007, the Company adopted the 2007 Stock Incentive Plan, or the 2007 Plan, which reserved 5,000,000 shares of the Company’s common stock. The number of shares of the common stock reserved for issuance increased in January 2008 by 2,015,368 shares, pursuant to the automatic provision of the 2007 Plan. The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation, or collectively, the stock awards, and performance cash awards, all of which may be granted to employees (including officers), directors, and consultants or affiliates. Awards granted under the 2007 Plan vest at the rate specified by the plan administrator, typically with 1/8th of the shares vesting six months after the date of grant and

1/48th of the shares vesting monthly thereafter over the next three and one half years. The term of awards expires seven to ten years from the date of grant. As of March 31, 2008, 1,693,075 shares have been granted under the 2007 Plan.
     Prior to the IPO, the Company issued stock options pursuant to the 2001 Stock Incentive Plan, or the 2001 Plan. As of March 31, 2008, 364,618 shares of the Company’s common stock were reserved for issuance to employees, officers, consultants and advisors of the Company pursuant to outstanding options. Options granted under the 2001 Plan were either incentive stock options or non-statutory stock options as determined by the Company’s board of directors. Options granted under the 2001 Plan vest at the rate specified by the plan administrator, typically with 1/8th of the shares vesting six months after the date of grant and 1/48th of the shares vesting monthly thereafter over the next three and one half years to four and one half years. The term of option expires ten years from the date of grant. No options to purchase shares have been granted under the 2001 Plan in the three months ended March 31, 2008.
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
     For those options granted prior to March 2005, in accordance with EITF 00-23, Working Group Work Plan Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44 Accounting for Certain Transactions involving Stock Compensation, the Company accounts for cash received in consideration for the early-exercise of unvested stock options as a current liability, included as a component of accrued liabilities in the Company’s consolidated balance sheets. For those shares issued in connection with options granted prior to March 2005, there were 81,418 and 123,895 unvested shares outstanding as of March 31, 2008 and December 31, 2007, respectively, and $49,000 and $70,000 related liabilities, respectively.
     Detail related to activity of early-exercise unvested shares of common stock is as follows:

		Weighted-Average
	Number of Unvested	Exercise/Purchase
	Shares Outstanding	Price
Balance as of December 31, 2007	436,662	$2.45
Issued	—	—
Vested	(87,125)	1.89
Cancelled and forfeited	—	—

Balance as of March 31, 2008	349,537	2.59

     Detail related to stock option activity is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
	Outstanding	per Share

Balance at December 31, 2007	3,920,001	$3.86
Options granted	1,476,975	15.24
Options exercised	(81,395)	1.61
Options cancelled and forfeited	(20,754)	7.34

Balance as of March 31, 2008	5,294,827	7.06

     The total intrinsic value for options exercised for the three months ended March 31, 2008 and 2007 amounted to $1,397,000 and $365,000, respectively, representing the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price paid.
     The following table summarizes information about stock options outstanding as of March 31, 2008:

	Outstanding Options			Exercisable Options
		Weighted
	Number	Average	Weighted	Number	Weighted	Aggregate
	Outstanding	Remaining	Average	Exercisasble	Average	Intrinsic
Exercise Prices	As of 3/31/08	Contractual Term	Exercise Price	As of 3/31/08	Exercise Price	Value
$0.19—0.80	514,445	5.93	$0.29	452,683	$0.28
1.02 — 1.50	1,047,397	7.33	1.04	667,311	1.03
3.04 — 3.74	1,593,026	7.93	3.07	612,909	3.07
8.52 — 8.52	483,118	8.83	7.35	119,939	7.01
14.80 — 14.80	1,346,975	6.96	14.80	—	—
18.18 — 27.00	222,366	7.86	22.71	18,662	27.00
28.46 — 31.54	87,500	9.51	30.73	6,665	29.68

$0.19 — 31.54	5,294,827	7.47	7.06	1,878,169	2.26	52,130,600

Exercisable	1,878,169		2.26			26,852,749

Vested and expected to vest	4,875,349		6.93			48,571,796

     The fair value of each employee option grant for the three months ended March 31, 2008 and 2007 under SFAS 123(R) was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	For the Three Months
	Ended March 31,
	2008	2007
Risk-free interest rate	2.33%	4.72%
Expected life	4.53 — 4.75 years	4 years
Dividend yield	None	None
Volatility	56%	55%
     The Company determined that it was not practical to calculate the historical volatility of its share price since the Company has limited information on its past volatility as its securities were not publicly traded prior to May 2007, before which there was no readily determinable market value for its stock. Further, the Company is a high-growth technology company whose future operating results are not comparable to its prior operating results. Therefore, the Company estimated its expected volatility based on reported market value data for a group of publicly traded companies, which it selected from certain market indices, that the Company believed was relatively comparable after consideration of their size, stage of life cycle, profitability, growth, and risk and return on investment. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. For the period ended March 31, 2008, the Company used the simplified method of determining the expected term as permitted by the provisions of Staff Accounting Bulletin No. 110, “Year-End Help for Expensing Employee Stock Options.”
     The estimated weighted-average grant date fair value of options granted for the three months ended March 31, 2008 and 2007 were $7.28 and $5.93, respectively.
     As of March 31, 2008, there was $15.8 million of unrecognized compensation costs related to stock options granted under the company’s 2001 Plan and 2007 Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.01 years.

Restricted Stock Unit Awards
     The company began issuing restricted stock units, or RSUs, in the fourth quarter of 2007. Shares are issued on the date the restricted stock units vest, and the fair value of the underlying stock on the dates of grant is recognized as stock-based compensation over the vesting periods. Below is the information as of March 31, 2008:

		Weighted-	Weighted-
		Average	Average
		Grant Date	Remaining	Aggregate
	Number of	Fair Value	Contractual	Intrinsic
	Shares	Per Share	Term (years)	Value (1)
Balance as of December 31, 2007	12,000	$31.54
Granted	18,400	14.80
Issued and released	(2,375)	31.54
Cancelled and forfeited	—	—

Balance as of March 31, 2008	28,025	$20.55	1.06	$459,610

Vested and expected to vest as of March 31, 2008	26,312	20.55	1.05	$431,519

(1)	Aggregate intrinsic value for RSUs represents the closing price per share of the Company’s stock on March 31, 2008, multiplied by the number of unvested RSUs expected to vest as of March 31, 2008.
     For RSUs, stock-based compensation expense is calculated based on the market price of the Company’s common stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.
     On March 17, 2008, the Company granted 18,400 shares of RSUs to certain employees, issuable on February 28, 2009. As of March 31, 2008, there was $553,000 of unrecognized compensation costs related to restricted stock units granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.49 years.
9. Current and Deferred Income Taxes
     For the three months ended March 31, 2008 and 2007, the provision for income taxes was based on the estimated annual effective tax rate in compliance with SFAS 109 and other related guidance. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and the possible outcomes of current and future audits.
     The following table presents the provision and benefit for income taxes and the effective tax rates for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	( in thousands)
Income (loss) before income taxes	$2,219	$(940)
Income tax provision	247	57

Effective tax rate	11.1%	6.1%

     The provision for income taxes was $247,000 and $57,000 for the three months ended March 31, 2008 and 2007. The income tax expense was primarily related to the federal alternative minimum tax on profits in the United States adjusted by certain non-deductible items, international taxes and state income taxes.
     The difference between the provision for income that would be derived by applying the statutory rate to income before tax for the three months ended March 31, 2008 and the provision actually recorded was due to the impact of non-deductible SFAS 123R stock option compensation expenses offset by the benefit from net operating loss carryforwards and utilization of research credits carryforwards.
     As a result of the implementation of FIN 48, the Company did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings. As of December 31, 2007 the Company had $3.6 million of unrecognized tax benefits, which is netted against deferred tax assets and is fully offset by a valuation allowance. There were no significant changes to the unrecognized tax benefit during the three months ended March 31, 2008.
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
10. Retirement Plan
     The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. For the year ending December 31, 2008 the Company matches 50% of the employees’ contribution up to $2,000 per year per employee.
11. Segment Information
     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is organized as, and operates in, one reportable segment: the development and sale of semiconductor processor solutions for next-generation intelligent networking equipment. The chief operating decision-maker is the Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by customer and geographic region, for purposes of evaluating financial performance and allocating resources. The Company and its Chief Executive Officer evaluate performance based primarily on revenue to the customers and in the geographic locations in which the Company operates. Revenue is attributed by geographic location based on the ship-to location of customers. The Company’s assets are primarily located in the United States of America and not allocated to any specific region. Therefore, geographic information is presented only for total revenue. Substantially all of the Company’s long-lived assets are located in the United States of America.
     The following table is based on the geographic location of the OEMs or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end users. Sales by geography for the periods indicated were as follows:

	Three months ended
	March 31,
	2008	2007
	(In thousands)	(unaudited)
United States	$10,428	$6,768
Taiwan	3,110	2,406
Japan	1,311	849
China	1,322	479
Other countries	2,171	639

Total	$18,342	$11,141

12. Commitments and Contingencies
     The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expires through May 2012. The Company also acquires certain assets under capital leases.
     Minimum commitments under non-cancelable capital and operating lease agreements as of March 31, 2008 were as follows:

	Capital lease
	and technology
	license	Operating
	obligations	leases	Total
	(in thousands)
Remainder of 2008	$3,219	$956	$4,175
2009	2,595	1,065	3,660
2010	1,774	1,110	2,884
2011	—	844	844
2012		199	199
thereafter			—

	$7,588	$4,174	$11,762
Less: Interest component	(655)

Present value of minimum lease payment	6,933
Less: current portion	(3,501)

Long-term portion of obligations	$3,432

     Rent expense incurred under operating leases was $310,000 and $225,000 for the three months ended March 31, 2008 and 2007, respectively.
     The Company is not currently a party to any legal proceedings that management believes would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.
     The technology license obligations include future cash payments payable primarily for license agreements with outside vendors. One of the license agreements is with Cadence Design Systems for its electronic design automation software which is used in the design of the Company’s products. The term of the license is two years and will expire in June 2009. The second license agreement is with MIPS Technologies, Inc. which includes a non-exclusive, non-transferable right to develop multiple licensed MIPS cores that implement the MIPS architecture. This second license agreement required the Company to pay $1.9 million after the completion of its IPO for an automatic two-year extension of the license. The term of the license after the two-year extension is seven years and will expire in December 2010. As of March 31, 2008, $875,000 was paid, and the balance is accrued within capital lease and technology license obligations on consolidated balance sheets.
     The Company also has a purchase agreement with Synopsys Inc., or Synopsys, to purchase certain intellectual property which is to be used for the Company’s future products. The Company has an agreement to pay $1.15 million over the two-year period for various intellectual properties. The agreement will expire in October 2008. As of March 31, 2008, $815,000 has been paid to purchase certain intellectual property.
     In October 2007, the Company signed a license agreement with Synopsys for certain design tools totaling $7.0 million, with 12 installment payments. The term of the license is three years and will expire in October 2010. The present value of the installment payments has been capitalized and is amortized over three years, and included within capital lease and technology license obligations on consolidated balance sheets. As of March 31, 2008, $1,082,000 was paid.

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
     From our incorporation in 2000 through 2003, we were primarily engaged in the design and development of our first processor family, NITROX, which we began shipping commercially in 2003. In 2004, we introduced and commenced commercial shipments of NITROX Soho. In 2006, we commenced our first commercial shipments of our OCTEON family of multi-core MIPS64 processors. We introduced a number of new products within all three of these product families in 2006. In 2007 we introduced our new line of OCTEON based storage services processors designed to address the specific needs in the storage market, as well as other new products in the OCTEON and NITROX families. Since inception, we have invested heavily in new product development and achieved our first quarter of profitability during the quarter ended September 30, 2007. Our revenue has grown from $19.4 million in 2005 to $34.2 million in 2006, $54.2 million in 2007, and $18.3 million for the first three months ended March 31, 2008, driven primarily by demand in the enterprise network and data center markets. We expect sales of our products for use in the enterprise network and data center markets to continue to represent a substantial portion of our revenue in the foreseeable future. However, we expect sales into those markets to decline as a percentage of overall sales as sales in the broadband and consumer and the access and service provider markets are expected to increase at a rate faster than the expected increase in sales into the enterprise network and data center markets.
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
Results of Operations
Three Months Ended March 31, 2008 and 2007
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
     We also derive revenue in the form of license and maintenance fees through licensing our software products which help our customers build products around our systems-on-a-chip, or SoCs in a more time and cost efficient manner. Revenue from such arrangements totaled $266,000 and $318,000 for the three months ended March 31, 2008 and 2007, respectively.
     Our customers representing greater than 10% of revenue for each of the periods were:

	For the three months
	ended March 31,
	2008	2007
Percentage of total revenue
Cisco	30%	24%
F5 Networks	*	20%

*	Represents less than 10%

     Our distributors are used primarily to support international sale logistics in Asia, including importation and credit management. Total revenue through distributors were $5.5 million and $3.3 million for the three months ended March 31, 2008 and 2007, respectively, which accounted for 30.0% and 29.7% of revenue, respectively. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.
     Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. During the quarter ended June 30, 2007, we signed a distribution agreement with Avnet, Inc. to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet, revenue and costs will be deferred until products are sold by Avnet to their end customers. For the three months ended March 31, 2008, 3.8% of our net revenues were from products sold by Avnet. Revenue recognition depends on notification from Avnet that product has been sold to Avnet’s end customers.
     The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Revenue by geography for the periods indicated were:

	Three months ended
	March 31,
	2008	2007
	(In thousands)	(unaudited)
United States	$10,428	$6,768
Taiwan	3,110	2,406
Japan	1,311	849
China	1,322	479
Other countries	2,171	639

Total	$18,342	$11,141

     Cost of Revenue and Gross Margin. We outsource wafer fabrication, assembly and test functions of our products. A significant portion of our cost of revenue consists of payments for the purchase of wafers and for assembly and test services. To a lesser extent, cost of revenue includes expenses relating to our internal operations that manage our contractors, stock-based compensation, the cost of shipping and logistics, royalties, inventory valuation expenses for excess and obsolete inventories, warranty costs and changes in product cost due to changes in sort, assembly and test yields. In general, our cost of revenue associated with a particular product declines over time as a result of yield improvements, primarily associated with design and test enhancements.
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
     Cost of revenue also includes amortized costs related to certain acquired technology assets in 2004 and 2005. In August 2004, we acquired certain assets of Brecis Communications Corporation, which included the purchase of its secure communication processor product line. We capitalized a total of $2.3 million of developed technology and amortized that amount on a straight-line basis over the expected useful life of three years. In April 2005, we acquired Menlo Logic, LLC, which included the purchase of technology used for secure communication. We capitalized a total of $1.1 million of developed technology and are amortizing that amount on a straight-line basis over the expected useful life of three years. The total estimated purchase price was allocated to tangible and identifiable intangible assets and liabilities assumed based on their estimated fair value. The total intangible assets amortization expense included in cost of revenue was $88,000 and $279,000 for the three months March 31, 2008 and 2007, respectively.

     In addition, we incur costs for the fabrication of masks used by our contract manufacturers to manufacture wafers that incorporate our products. The cost of fabrication mask sets has increased as we began transitioning from a 130-nanometer to a 90-nanometer process in our next-generation products in 2007. During the three months ended March 31, 2008 and 2007, we capitalized $1,272,000 and $527,000 of mask costs, respectively. As our product processes continue to mature and as we develop more history and experience, we expect that, in the future, a large percentage of mask costs will be used directly for production manufacturing and will be capitalized. We amortize the cost of fabrication masks that we reasonably expect to use for production manufacturing over a 12-month period and include them in cost of revenue. Total amortized expenses for the masks included in the cost of revenue was $326,000 and $135,000 for the three months ended March 31, 2008 and 2007. The balance of capitalized mask costs at March 31, 2008 and December 31, 2007 was $2,501,000 and $2,845,000, respectively. As our products mature and there is increasing assurance that any particular product design will likely go into production, we anticipate that a large percentage of our total mask costs will be capitalized and amortized to cost of revenue.
     Our revenue, cost of revenue, gross profit and gross margin for the three months ended March 31, 2008 and 2007 were:

	For the three months
	ended March 31,
	2008	2007	change	% change
	(In thousands)

Revenue	$18,342	$11,141	$7,201	64.6%
Cost of revenue	6,587	4,182	2,405	57.5%

Gross Profit	$11,755	$6,959	$4,796	68.9%

Gross Margin	64.1%	62.5%	1.6%	2.6%
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
     Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007: Revenue. Our revenue was $18.3 million in the three months ended March 31, 2008, as compared to $11.1 million in the three months ended March 31, 2007, an increase of 64.6%. The majority of the increase is related to an increase in sales of $6.8 million in the three months ended March 31, 2008, to existing customers, which was primarily a result of new design wins reaching commercial production. In the three months ended March 31, 2008 and 2007, a substantial majority of our sales were to customers that sell into the enterprise network and data center markets. In the three months ended March 31, 2008 we derived 30.0% of our revenue from distributors compared to 29.7% in the three months ended March 31, 2007.
     Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007: Gross Margin. Gross margin increased 1.6 percentage points to 64.1 % in the three months ended March 31, 2008 from 62.5% in the three months ended March 31, 2007. The increase in gross margin in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 were primarily due to a slight shift in product mix to more complex, higher performance products, manufacturing cost improvements due to lower unit wafer costs, and lower amortization costs related to acquired intangible assets.
     Research and Development Expenses
     Research and development expenses primarily include personnel costs, engineering design development software and hardware tools, allocated facilities expenses and depreciation of equipment used in research and development, and stock-based compensation under SFAS 123(R).

     We expect research and development expenses to continue to increase in total dollars although we expect these expenses to generally decrease as a percentage of revenue. Additionally, as a percentage of revenue, these costs fluctuate from one period to another. Total research and development expenses for the three months ended March 31, 2008 and 2007 were:

	For the three months
	ended March 31,
	2008	2007	change	% change
	(In thousands)
Research and development expenses	$5,820	$4,326	$1,494	34.5%
Percent of total revenue	31.7%	38.8%	-7.1%	-18.3%
     Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007: Research and development expenses increased by $1.5 million, or 34.5% to $5.8 million in the three months ended March 31, 2008 from $4.3 million in the three months ended March 31, 2007. Of the $1.5 million increase, salaries and benefits accounted for $0.8 million, stock-based compensation expenses accounted for $0.2 million, design tools accounted for $0.3 million and professional services and other miscellaneous expenses accounted for $0.2 million in the three months ended March 31, 2008. Research and development headcount increased to 135 at the end of March 2008 from 109 at the end of March 2007.
     Sales, General and Administrative Expenses
     Sales, general and administrative expenses primarily include personnel costs, accounting and legal fees, information systems, sales commissions, trade shows, marketing programs, depreciation, allocated facilities expenses and stock-based compensation under SFAS 123(R). We plan to continue to increase hiring of our sales and marketing organization to enable us to expand into existing and new markets. We also plan to continue to invest in expanding our domestic and international sales and marketing activities and building brand awareness. We incurred significant additional, accounting and legal compliance costs as well as additional insurance, and investor relations and other costs associated with being a public company. We expect sales, general and administrative expenses to increase significantly in absolute dollars and to generally decrease as a percentage of revenue in the future due to our expected growth and economies of scale. Total sales, general and administrative costs for the three months ended March 31, 2008 and 2007 were:

	For the three months
	ended March 31,		change	% change
	2008	2007
	(In thousands)
Sales, general and administrative	$4,555	$3,209	$1,346	41.9%
Percent of total revenue	24.8%	28.8%	-4.0%	-13.9%
     Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007: Sales, general and administrative expenses increased $1.3 million, or 41.9% to $4.6 million in the three months ended March 31, 2008 from $3.2 million in the three months ended March 31, 2007. Of the $1.3 million increase, salaries, benefits and commissions accounted for $0.4 million, and stock-based compensation expense accounted for $0.3 million, for the three months ended March 31, 2008. Marketing programs, accounting, legal fees and other services accounted for $0.6 million in the three months ended March 31, 2008 due to the implementation of internal systems and other costs associated with being a public company. Sales, general and administrative headcount increased to 63 at the end of March 2008 from 58 at the end of March 2007.
     Other Income (Expense), Net. Other income (expense), net, primarily includes interest income on cash and cash equivalents and interest expense on capitalized licenses. It also includes adjustments we made to record our preferred stock warrants at fair value in accordance with FSP 150-5. These warrants have converted into warrants to purchase shares of our common stock in May 2007. As a result, there were no warrant revaluation expenses in the three months ended March 31, 2008.

	For the three months
	ended March 31		change	% change
	2008	2007
	(In thousands)
Interest income and other	$992	$69	$923	1337.7%
Interest expense	(153)	(208)	55	-26.4%
Warrant revaluation expense	—	(225)	225	-100.0%

Total other income (expense), net	839	(364)	1,203	-330.5%

     Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007: Other income (expense), net increased in the three months ended March 31, 2008 due primarily to the increase in interest income as a result of higher cash balances and termination of warrant revaluation.
     Income Tax Expense. For the three months ended March 31, 2008 and 2007, the provision for income taxes was based on our estimated annual effective tax rate in compliance with SFAS 109 and other related guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and the possible outcomes of current and future audits.
     The following table presents the provision and benefit for income taxes and the effective tax rates for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	( in thousands)

Income (loss) before income taxes	$2,219	$(940)
Income tax provision	247	57

Effective tax rate	11.1%	6.1%

     The provision for income taxes of $247,000 for the three months ended March 31, 2008 related to alternative minimum tax on the Company’s United States profits adjusted by certain non-deductible items, international taxes and state income taxes. The difference between the provision for income that would be derived by applying the statutory rate to income before tax for the three months ended March 31, 2008 and the provision actually recorded was due to the impact of non-deductible SFAS 123(R) stock-based compensation expenses offset by the benefit from net operating loss carryforwards and utilization of research credits carryforwards.
     As a result of the implementation of FIN 48, we did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings. As of December 31, 2007 we had $3.6 million of unrecognized tax benefits, which is netted against deferred tax assets and is fully offset by a valuation allowance. There were no significant changes to the unrecognized tax benefit during the three months ended March 31, 2008.
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
Liquidity and Capital Resources
     In May 2007, we received net proceeds of approximately $94.7 million (after underwriters’ discounts of $7.3 million and additional offering related costs of approximately $2.8 million). Our other primary sources of cash historically have been proceeds from issuances of convertible preferred stock, cash collections from customers, a working capital line of credit and term loan and cash received from the exercise of employee stock options. As of March 31, 2008, we had cash and cash equivalents of $95.6 million and net accounts receivable of $13.7 million.
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
     Following is a summary of our working capital and cash and cash equivalents as of March 31, 2008:

	As of
	March 31,	December 31,
	2008	2007
	(in thousands)
Working capital	$107,637	$105,048
Cash and cash equivalents	95,612	98,462
Cash Flows from Operating Activities
     Net cash provided by operating activities was $0.5 million for the three months ended March 31, 2008. Net cash provided by operating activities primarily consisted of $2.0 million of net income and $3.0 million in non-cash operating expenses offset by $4.4 million in changes in operating assets and liabilities. Non-cash items in the three months ended March 31, 2008 included depreciation and amortization expense of $2.2 million and stock-based compensation of $0.8 million. Net cash provided by operating activities was $2.4 million for the three months ended March 31, 2007. This primarily consisted of our net loss of $1.0 million, $1.8 million in non-cash operating expenses and $1.6 million in changes in operating assets and liabilities. Non-cash items included in net loss for the three months ended March 31, 2007 included depreciation and amortization expense of $1.2 million, stock-based compensation of $0.4 million, warrant revaluation and amortization of $0.2 million. Changes in operating activities from first quarter of 2008 in comparison to 2007 were primarily driven by an increase of $3.6 million in accounts receivable due to increased revenue and decrease of $2.1 million in deferred revenue.
Cash Flows used in Investing Activities
     Net cash used in investing activities was $1.9 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively. Net cash flows used in investing activities were primarily due to capital expenditures to support product development and general growth.
Cash Flows used in Financing Activities
     Net cash used in financing activities was $1.5 million and $2.4 million for the three months ended March 31, 2008 and 2007, respectively. Net cash used by financing activities in the three months ended March 31, 2008 was primarily due to principal payments of capital lease and technology license obligations of $1.6 million, offset by proceeds from stock option exercises. Net cash used by financing activities in the three months ended March 31, 2007 was primarily due to a $1.3 million payment of initial public offering costs, $0.8 million in principal payments of capital lease and technology license obligations and $0.4 million in repayment of the term loan, offset by proceeds from stock option exercises.

     We believe that our $95.6 million of cash and cash equivalents at March 31, 2008 and expected cash flow from operations will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Indemnities
     In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of March 31, 2008, we believe our exposure related to the above indemnities at March 31, 2008 is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.
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
Contractual Obligations
     The following table describes our commitments to settle contractual obligations in cash as of March 31, 2008:

	Payments Due By Period
	Less Than 1			More Than 5
	Year	1 to 2 Years	3 to 5 Years	Years	Total
	(in thousands)
Operating leases	$956	$2,175	$1,043	$—	$4,174
Capital lease and technology license obligations	3,219	4,369	—	—	7,588
Purchase commitments	685	—	—	—	685

Total	$4,860	$6,544	$1,043	$—	$12,447

     We adopted FIN 48 on January 1, 2007. As of March 31, 2008, we had $0.2 million of total gross unrecognized tax benefits and related interest. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.
Critical Accounting Policies and Estimates
     The preparation of our financial statements and accompanying disclosures in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The SEC has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) product warranty accrual; (3) stock-based compensation; (4) inventory valuation; (5) accounting for income tax; and (6) mask costs. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgements and conditions upon which they are based turn out to be inaccurate. A further discussion can be found in, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 10, 2008.
Recent Accounting Pronouncements
     Please refer to the recent accounting pronouncements listed in the footnote 1 of the financial statements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     During the three months ended March 31, 2008, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 10, 2008.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
     Our Chief Executive Officer and our Chief Financial Officer evaluated with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriately to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings the outcome of which, if determined adversely against us, would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows.
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
     We have marked with an asterisk(*) those risks described below that reflect substantive changes from the risks described under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2008.
Risks Related to Our Business and Industry
     We have a history of losses, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.*
     We were established in 2000 and have not been profitable in any fiscal period until the quarter ended September 30, 2007. We experienced net income of $2.0 million and net loss of $1.0 million for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, our accumulated deficit was $56.8 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. As a public company, we also incur significant legal, accounting and other expenses that we did not incur as a private company. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods may not be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.
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
     We receive a substantial portion of our revenues from a limited number of customers, and the loss of, or a significant reduction in, orders from one or a few of our major customers would adversely affect our operations and financial condition.*
     We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 54% and 60% of our revenues from our top five customers for the three months ended March 31, 2008 and 2007, respectively. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and in some cases the portion of our revenues attributable to certain customers may increase in the future. However, we may not be able to maintain or increase sales to certain of our top customers for a variety of reasons, including the following:
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
     We may not sustain our growth rate, and we may not be able to manage any future growth effectively.*
     We have experienced significant growth in a short period of time. Our revenues increased from approximately $7.4 million in 2004 to approximately $34.2 million in 2006, $54.2 million in 2007 and $18.3 million in the first quarter of 2008. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.
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
     We have a limited operating history, and we may have difficulty accurately predicting our future revenues for the purpose of appropriately budgeting and adjusting our expenses.*
     We were established in 2000. We have not been profitable in any fiscal period until the quarter ended September 30, 2007. We experienced net income of $2.0 million for the three months ended March 31, 2008. Since we have only three quarters of operating profitability, we do not have an extended history from which to predict and manage profitability. Our limited operating experience, a dynamic and rapidly evolving market in which we sell our products, our dependence on a limited number of customers, as well as numerous other factors beyond our control, impede our ability to forecast quarterly and annual revenues accurately. As a result, we could experience budgeting and cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which could make it difficult for us to gain and maintain profitability and could increase the volatility of the market price of our common stock.
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
     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal control over financial reporting. We will be required to adhere to these requirements by the end of 2008. These Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. In the future, we may discover areas of our internal controls that need improvement. If our auditors or we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our rapid growth in recent periods, and our possible future expansion through acquisitions, present challenges to maintain the internal control and disclosure control standards applicable to public companies. If we fail to maintain effective internal controls, we could be subject to regulatory scrutiny and sanctions and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal controls are effective in future periods.
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
     Our failure to protect our intellectual property rights adequately could impair our ability to compete effectively or to defend ourselves from litigation, which could harm our business, financial condition and results of operations.*
     We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. We have been issued 13 patents in the United States and two patents in foreign countries and have an additional 26 patent applications pending in the United States and 21 patent applications pending in foreign countries. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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
     The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through March 31, 2008, our stock price has fluctuated from a low of $13.50 to a high of $35.60. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:
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
     A limited number of stockholders may have the ability to influence the outcome of director elections and other matters requiring stockholder approval.*
     Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 45% of our outstanding common stock as of April 25, 2008. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Use of Proceeds from Sale of Registered Securities
     Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-140660), that was declared effective by the SEC on May 1, 2007. We registered 7,762,500 shares of our common stock with a proposed maximum aggregate offering price of $104.8 million, all of which we sold. The offering was completed after the sale of all 7,762,500 shares. Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. were the joint book-running managing underwriters of our initial public offering and Thomas Weisel Partners LLC, Needham & Company, LLC and JMP Securities LLC acted as co-managers. As of March 31, 2008, $90.2 million of the approximately $94.7 million in net proceeds received by us in the offering, after deducting approximately $7.3 million in underwriting discounts, commissions, and $2.8 million in other offering costs, were invested in various interest-bearing instruments, and $4.5 million of the net proceeds had been used for general corporate purposes, including the repayment of the outstanding balances under the term loan with Silicon Valley Bank, general and administrative and manufacturing expenses. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     On April 18, 2008, our 2008 annual meeting of stockholders was held at our corporate offices located in Mountain View, California. During this meeting, our stockholders voted on the following two proposals:
     (a) Proposal to elect two directors to hold office until the 2011 annual meeting of stockholders:

	Votes
	Shares	Shares
Nominee	For	Withheld

Anthony J, Pantuso	34,949,723	125,542

C. N. Reddy	34,863,023	212,242
     Our Class II directors, Kris Chellam and John Jarve, will each continue to serve on our Board of Directors until our 2009 annual meeting of stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. Our Class III directors, Syed Ali and Anthony Thornley will each continue to serve on our Board of Directors until our 2010 annual meeting of stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

     (b) Proposal to ratify the selection by the audit committee of our board of directors of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

Votes For	Votes Against	Abstain

34,188,647	883,340	3,278
Item 5. Other Information
     We appointed Sandeep Vij, age 42, as our Vice President of Strategic Markets & Business Development, effective May 1, 2008. Prior to joining us, Mr. Vij held the position of Vice President of Worldwide Marketing, Services and Support for Xilinx Inc., a digital programmable logic device provider, since December 2007. From 2001 to 2006, he held the position of Vice President of Worldwide Marketing at Xilinx. From 1997 to 2001, he served as Vice President and General Manager of the General Products Division at Xilinx. Mr. Vij joined Xilinx in 1996 as Director of FPGA marketing. Mr. Vij serves on the board of directors of Coherent, Inc., a laser and photonics company. Mr. Vij received his MS in electrical engineering from Stanford University and BS in electrical engineering from San Jose State Univerisity.
     Pursuant to the terms of an offer letter dated May 1, 2008 with Mr. Vij, the Offer Letter, Mr. Vij will receive an annual base salary of $275,000. Mr. Vij was also granted a stock option to purchase 225,000 shares of our common stock, the Vij Stock Option, at an exercise price of $20.98, the closing price of our common stock as listed on the NASDAQ Global Market on May 1, 2008. The Vij Stock Option is vesting in equal monthly installments over four years. The Vij Stock Option was granted under our 2007 Equity Incentive Plan and will terminate 7 years from the date of grant. The salary and stock incentive awards for Mr. Vij were based on the analysis of an independent compensation consultant whom our compensation committee engaged. The compensation consultant held discussions with members of the compensation committee and senior management to learn more about our business operations and strategy, key performance metrics and strategic goals, as well as the labor markets in which we compete.
     In the event Mr. Vij is terminated without cause (as defined in the Offer Letter) or resigns for good reason (as defined in the Offer Letter) he will be entitled to severance pay equal to 12 months of his base salary then in effect as of such termination or resignation, health care continuation coverage for up to 12 months and vesting of two thirds of the unvested Vij Stock Option will be accelerated. In addition, vesting of all of the Vij Stock Option will be accelerated in full if we terminate Mr. Vij’s employment or he resigns for good reason within three months prior to or 12 months following a change in control (as defined in the Offer Letter) or Mr. Vij is not offered a similar position with the surviving or continuing entity within three months following a change in control. Mr. Vij has agreed to assist us with the transition following a change in control for up to three months.
      The foregoing description of the Offer Letter does not purport to be complete and is qualified in its entirety by the terms and conditions of the Offer Letter, which is attached hereto as Exhibit 10.23.
Item 6. Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate (3)

10.23	Employment Offer Letter, dated May 1, 2008, between the Registrant and Sandeep Vij

10.24	Form of Option Agreement under 2007 Equity Incentive Plan

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer (4)

(1)	Filed as Exhibit 3.3 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(2)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(4)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVIUM NETWORKS, INC.
Date May 2, 2008	By:	/s/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate (3)

10.23	Employment Offer Letter, dated May 1, 2008, between the Registrant and Sandeep Vij

10.24	Form of Option Agreement under 2007 Equity Incentive Plan

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer (4)

(1)	Filed as Exhibit 3.3 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(2)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(4)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.