Form 10-Q
period 2008-06-30
CAVIUM NETWORKS, INC.
filed 2008-08-08
CIK 1175609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33435
CAVIUM NETWORKS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	77-0558625

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

805 E. Middlefield Road
Mountain View, California	94043

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at August 7, 2008 was: 40,805,096

CAVIUM NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CAVIUM NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
Assets	2008	2007
Current assets:
Cash and cash equivalents	$99,284	$98,462
Accounts receivable, net of allowance of $237 and $177, respectively	10,867	9,768
Inventories	12,913	9,573
Prepaid expenses and other current assets	1,287	946

Total current assets	124,351	118,749
Property and equipment, net	11,041	11,608
Intangible assets, net	3,963	4,096
Goodwill	807	—
Other assets	410	157

Total assets	$140,572	$134,610

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$5,444	$5,311
Accrued expenses and other current liabilities	2,700	2,253
Deferred revenue	1,980	1,666
Capital lease and technology license obligations, current portion	3,120	4,471

Total current liabilities	13,244	13,701
Capital lease and technology license obligations, net of current portion	2,792	4,059
Other non-current liabilities	508	—

Total liabilities	16,544	17,760

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock, par value $0.001:
10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2008 and December 31, 2007	—	—
Common stock, par value $0.001:
200,000,000 shares authorized; 40,790,427 and 40,307,361 shares issued and outstanding as of June 30, 2008 and December 31, 2007	41	40
Additional paid-in capital	178,672	175,540
Accumulated deficit	(54,685)	(58,730)

Total stockholders’ equity	124,028	116,850

Total liabilities and stockholders’ equity	$140,572	$134,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$21,562	$12,666	$39,904	$23,807
Cost of revenue	7,808	4,698	14,395	8,880

Gross profit	13,754	7,968	25,509	14,927

Operating expenses:
Research and development	6,461	4,721	12,281	9,047
Sales, general and administrative	5,454	3,482	10,009	6,691

Total operating expenses	11,915	8,203	22,290	15,738

Income (loss) from operations	1,839	(235)	3,219	(811)

Other income (expense), net:
Interest expense	(135)	(291)	(288)	(499)
Warrant revaluation expense	—	(349)	—	(574)
Interest income and other	609	817	1,601	886

Total other income (expense), net	474	177	1,313	(187)

Income (loss) before income tax expense	2,313	(58)	4,532	(998)
Income tax expense	(240)	(34)	(487)	(91)

Net income (loss)	$2,073	$(92)	$4,045	$(1,089)

Net income (loss), per common share, basic	$0.05	$(0.00)	$0.10	$(0.06)
Shares used in computing basic net income (loss) per common share	40,300	28,835	40,133	18,715

Net income (loss), per common share, diluted	$0.05	$(0.00)	$0.09	$(0.06)
Shares used in computing diluted net income (loss) per common share	42,981	28,835	42,702	18,715
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$4,045	$(1,089)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Stock-based compensation expense	2,278	777
Amortization of warrant costs to interest expense	—	149
Revaluation of warrants to fair value	—	574
Depreciation and amortization	4,643	2,644
Changes in assets and liabilities
Accounts receivable, net	(1,099)	(1,384)
Inventories	(3,287)	(160)
Prepaid expenses and other current assets	(341)	(183)
Other assets	(253)	(176)
Accounts payable	1,191	995
Accrued expenses and other current and non-current liabilities	556	(827)
Deferred revenue	314	2,748

Net cash provided by operating activities	8,047	4,068

Cash flows used in investing activities
Purchases of property and equipment	(4,550)	(2,279)
Purchase of Parallogic	(817)	(339)

Net cash used in investing activities	(5,367)	(2,618)

Cash flows provided by (used in) financing activities
Repayment for term loan financing	—	(4,000)
Proceeds from initial public offering, net of costs	—	94,742
Proceeds from issuance of common stock upon exercise of options	764	177
Principal payment of capital lease and technology license obligations	(2,618)	(1,692)
Repurchases of shares of unvested common stock	(4)	(10)

Net cash provided by (used in) financing activities	(1,858)	89,217

Net increase in cash and cash equivalents	822	90,667
Cash and cash equivalents, beginning of period	98,462	10,154

Cash and cash equivalents, end of period	$99,284	$100,821

Supplemental disclosure of cash flow information
Cash paid for interest	$288	$347

Supplemental disclosure of non-cash activities
Capital lease and technology license obligations	$—	$1,605
Vesting of early exercised options	$43	$64
Additions to property and equipment included in accounts payable and accrued expenses	$—	$201
Accrual for Parallogic acquisition	$440	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Significant Accounting Policies
Organization
     Cavium Networks, Inc., or the Company, was incorporated in the State of California on November 21, 2000 and was reincorporated in the State of Delaware on February 6, 2007. The Company designs, develops and markets semiconductor processors for intelligent and secure networks.
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
     The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2008, and the consolidated results of its operations for the three months and six months ended June 30, 2008 and 2007, and the consolidated cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.
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
Allowance for Doubtful Accounts
     The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific age and amount. The Company’s allowance for doubtful accounts was $35,000 and $38,000 as of June 30, 2008 and December 31, 2007, respectively.
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
     The Company capitalizes the cost of fabrication masks that are reasonably expected to be used during production manufacturing. Such amounts are included within property and equipment and depreciated to cost of revenue generally over a period of twelve months. If the Company does not reasonably expect to use the fabrication mask during production manufacturing, the related mask costs are expensed to research and development in the period in which the costs are incurred. The Company has capitalized $1.0 million and $1.2 million for the three months ended June 30, 2008 and 2007, respectively, and $2.2 million and $1.7 million for the six months ended June 30, 2008 and 2007, respectively.
Impairment of Long-Lived Assets
     The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable. According to the Company’s accounting policy, when such indicators are present, and the undiscounted cash flows expected to be generated from operations from those long-lived assets are less than the carrying value of those long-lived assets, the Company compares the fair value of the assets (estimated using discounted future net cash flows to be generated from the lowest common level of operations utilizing the assets) to the carrying value of the long-lived assets to determine any impairment charges. The Company reduces the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than their fair value.
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
     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. The Company deposits cash and cash equivalents with credit worthy financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the cash and cash equivalents are in quality money market funds, and, accordingly, minimal credit risk exists.
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

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Percentage of total revenue

Customer A	33%	24%	32%	23%

Customer B	*	20%	*	20%
Customer C	15%	*	10%	*

*	Represents less than 10% of the consolidated revenue for the respective period end.

		As of December
	As of June 30, 2008	31, 2007
Percentage of gross accounts receivable

Customer D	13%	23%

Customer E	20%	13%

Customer F	13%	*

Total	100%	100%

*	Represents less than 10% of the consolidated accounts receivable for the respective period end.
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
Revenue Recognition
     The Company derives its revenue primarily from sales of semiconductor products. The Company recognizes revenue from product sales when persuasive evidence of a binding arrangement exists, delivery has occurred, the price is deemed fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. The price is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices, which is often memorialized with a customer purchase order. Agreements with non-distributor customers do not include rights of return or acceptance provisions. The Company assesses the ability to collect from the Company’s customers based on a number of factors, including credit worthiness and any past transaction history of the customer. If the customer is not deemed credit worthy, or the price is not considered fixed or determinable, the Company defers all revenue from the arrangement until payment is received and all other revenue recognition criteria are met.
     Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of revenue. The Company generally recognizes revenue at the time of shipment to the Company’s customers. Revenue consists primarily of sales of the Company’s products to networking original equipment manufacturers, or OEMs, their contract manufacturers or its distributors. Initial sales of the Company’s products for a new design are usually made directly to networking OEMs as they design and develop their product. Once their design enters production, they often outsource their manufacturing to contract manufacturers that purchase the Company’s products directly from the Company or from the Company’s distributors.
     Revenue is recognized upon shipment for sales to distributors with limited rights of returns and price protection if the Company concludes it can reasonably estimate the credits for returns and price adjustments issuable. The Company records an estimated allowance, at the time of shipment, based on the Company’s historical patterns of returns and pricing credits of sales recognized upon shipment. The credits issued to distributors or other customers were not material in the three and six months ended June 30, 2008 and 2007.
     Revenue and costs relating to sales to distributors are deferred if the Company grants more than limited rights of returns and price credits or if it cannot reasonably estimate the level of returns and credits issuable. During the quarter ended June 30, 2007, the Company signed a distribution agreement with Avnet, Inc. to distribute the Company’s products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet revenue and costs will be deferred until products are sold by Avnet to its end customers. For the three months and six months ended June 30, 2008, 3.4% and 3.6% of the Company’s net revenues were from products sold by Avnet. The Company did not have any net revenues from products sold by Avnet in the three and six months ended

June 30, 2007. Revenue recognition depends on notification from the distributor that product has been sold to Avnet’s end customers. Avnet reports to the Company, on at least a monthly basis, the product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled monthly to the Company’s deferred revenue and cost balances. Deferred income on shipments to Avnet is included in deferred revenue. Accounts receivable from Avnet is recognized and inventory is relieved when title to inventories transfers, which typically takes place at the time of shipment, which is the point in time at which the Company has a legal enforceable right to collection under normal payment terms.
     The Company also derives revenue in the form of license and maintenance fees through licensing its software products. Revenue from such arrangements is recorded by applying the provisions of Statement of Position, or SOP No. 97-2, Software Revenue Recognition , as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions. Revenue from such arrangements totaled $0.2 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively, and $0.5 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively. The value of any support services is recognized as services revenue on a straight-line basis over the term of the related support period, which is typically one year.
     The Company also enters into development agreements with some of its customers. Development revenue is recognized under the proportional performance method, with the associated costs included in cost of revenue. The Company estimates the proportional performance of the development contracts based on an analysis of progress toward completion. The Company periodically evaluates the actual status of each project to ensure that the estimates to complete each contract remain accurate. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on progress toward completion of projects in progress. To the extent the Company is unable to estimate the proportional performance then the revenue is recognized on a completed performance basis. Revenue from such arrangements totaled $0.6 million and $0.6 million for the three months ended June 30, 2008 and 2007, respectively, and $1.0 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively.
     Total deferred revenue was $2.0 million and $1.7 million as of June 30, 2008 and December 31, 2007, respectively, which includes deferred revenue associated with license and maintenance fees, development revenue and deferred income on shipment to Avnet.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Beginning balance	$260	$170	$261	$161
Accruals for warranties issued	107	59	124	98
Settlements made	(107)	(46)	(125)	(76)

Ending balance	$260	$183	$260	$183

Indemnities
     In the ordinary course of business the Company enters into agreements with customers that include indemnity provisions. Based on historical experience and other available information the Company believes its exposure related to the indemnity provisions was immaterial for each of the periods presented.
Research and Development
     Research and development costs are expensed as incurred and primarily include personnel costs, prototype expenses, which include the cost of fabrication mask costs not reasonably expected to be used in production manufacturing, and allocated facilities costs as well as depreciation of equipment used in research and development.
Advertising
     The Company expenses advertising costs as incurred. Advertising costs were $0.2 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2008 and 2007, respectively.

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
Accounting for Stock-Based Compensation
     The Company recognizes stock-based compensation for options granted to employees in accordance with FAS 123(R). The Company estimates the grant date fair value of stock option awards under the provisions of SFAS 123(R) using the Black-Scholes option valuation model. The Company recorded stock-based compensation expense of $1.5 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively, and $2.3 million and $0.8 million for the six months ended June 30, 2008 and 2007, respectively. In future periods, stock-based compensation expense may increase as the Company issues additional stock-based awards to continue to attract and retain key employees. SFAS 123(R) also requires that the Company recognize stock-based compensation expense only for the portion of stock options that are expected to vest, based on the Company’s estimated forfeiture rate. If the actual number of future forfeitures differs from that estimated by management, the Company will be required to record adjustments to stock-based compensation expense in future periods.
     The Company accounts for stock-based compensation arrangements with non-employees in accordance with SFAS 123(R) and Emerging Issues Task Force, or EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services , using a fair value approach. The fair value of the stock options granted to non-employees was estimated using the Black-Scholes option valuation model. This model utilizes the value of the Company’s common stock on the date of grant, the contractual term of the option, the expected volatility of the price of the Company’s common stock, risk-free interest rates and the expected dividend yields of the Company’s common stock. Stock-based compensation expense related to non-employees was none and $14,000 for the three months ended June 30, 2008 and 2007, respectively, and none and $82,000 for the six months ended June 30, 2008 and 2007, respectively.
     The following table presents the detail of stock-based compensation expense amounts included in the consolidated statement of operations for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Cost of revenue	$54	$16	$83	$20
Research and development	659	177	987	315
Sales, general and administrative	798	227	1,208	442

	$1,511	$420	$2,278	$777

     The total stock-based compensation cost capitalized as part of inventory as of June 30, 2008 and 2007 was $0.1 million and $16,000, respectively.
Other Comprehensive Income (Loss)
     Comprehensive income (loss) includes all changes in equity that are not the result of transactions with stockholders. For the three and six months ended June 30, 2008 and 2007, there are no components of comprehensive income (loss) which are excluded from the net income (loss) and, therefore, no separate statement of comprehensive income (loss) has been presented.
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
     In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,”. FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), Business Combinations, and other guidance under U.S. GAAP. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of the adoption of FSP 142-3 on its consolidated financial statements.
2. Net Income (Loss) Per Common Share
     The Company calculates net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share,” or SFAS 128. Under SFAS 128, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period (excluding shares subject to repurchase). Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common and potentially dilutive common equivalent shares outstanding during the period. Potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and common stock subject to repurchase, are included in diluted net income per share for the three months and six months ended June 30, 2008 and 2007, respectively.
     The following table sets forth the computation of income (loss) per share:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net income (loss)	$2,073	$(92)	$4,045	$(1,089)

Weighted average common shares outstanding — basic	40,300	28,835	40,133	18,715
Dilutive effect of employee stock plans	2,681	—	2,569	—

Weighted average common shares outstanding — diluted	42,981	28,835	42,702	18,715

Basic net income (loss) per share	$0.05	$(0.00)	$0.10	$(0.06)

Diluted net income (loss) per share	$0.05	$(0.00)	$0.09	$(0.06)

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
     In accordance with SFAS 157, the Company determined the fair value hierarchy of its financial assets (cash equivalents and investments) in the money market fund as Level 1, which approximated $96.7 million as of June 30, 2008.
4. Inventories
     Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value) and are comprised of the following:

	As of	As of
	June 30, 2008	December 31, 2007
	(in thousands)
Work-in-process	$10,239	$8,092
Finished goods	2,674	1,481

	$12,913	$9,573

5. Property and Equipment, net

	As of	As of
	June 30, 2008	December 31, 2007
	(in thousands)
Test equipment	$8,259	$5,587
Software and computer equipment	13,496	12,738
Furniture, office equipment and leasehold improvements	120	57

	21,875	18,382
Less: accumulated depreciation and amortization	(10,834)	(6,774)

	$11,041	$11,608

     Depreciation and amortization expense was $2.2 million and $1.0 million for the three months ended June 30, 2008 and 2007, respectively, and $4.1 million and $1.8 million for the six months ended June 30, 2008 and 2007, respectively.
     Assets under capital leases included in property and equipment were $7.9 million at June 30, 2008 and December 31, 2007. Amortization expense related to assets recorded under capital lease was $0.7 million and $0.3 million for the three months June 30, 2008 and 2007, respectively, and $1.3 million and $0.6 million for the six months June 30, 2008 and 2007, respectively.

6. Acquisition
Parallogic Corporation
     During the three months ended June 30, 2008, the Company acquired Parallogic Corporation (“Parallogic”), a privately held company. The aggregate purchase price consisted of cash consideration of $1.3 million, including direct acquisition costs of approximately $52,000. To date the Company has paid $0.8 million in cash associated with the acquisition. The remaining two subsequent payments of $220,000 are due at the completion of certain milestones or 18th and 36th month anniversaries of the acquisition date, whichever comes first.
     Identifiable intangible assets of approximately $450,000 consist of intellectual property related to the developed technology as well as incremental value associated with existing customer relationships. The developed technology acquired from Parallogic is the multi-core software focused on gigabit packet processing and security applications.
     The total purchase price was allocated to tangible and identifiable intangible assets based on their estimated fair value as of May 20, 2008. The excess of the purchase price over the tangible and identifiable intangible assets were recorded as goodwill. The purchase price allocation was as follows (in thousands):

Net tangible assets	$—
Identifiable intangible assets:
Customer relationships	76
Developed technology	374
Goodwill	807

Total purchase price	$1,257

     The fair value assigned to developed technology and customer relationships were based upon future discounted cash flows related to the assets’ projected income streams using a discount rate of 20% and 15% respectively. Factors considered in estimating the discounted cash flows to be derived from developed technology and customer relationships include risk related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span. The Company is amortizing the purchased intangible assets to cost of revenue on a straight-line basis over its estimated useful life of 1 to 5 years.
     Beginning on the acquisition date, May 20, 2008, the results of operations of Parallogic are included in our condensed consolidated statements of operations. Pro forma results of operations for the acquisition have not been presented as the effect has not been significant.
     Of the total purchase price, approximately $807,000 was allocated to goodwill, which represents the excess of the purchase price over the estimated fair value of the underlying net tangible and identifiable intangible assets acquired. The goodwill was attributed to the premium paid for the opportunity to expand and better serve the addressable market and achieve greater long-term growth opportunities. Management believes with the acquisition the Company will be better positioned to deliver professional services for customers to help reduce the time-to-market for design wins and provide high-performance tuning. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets,” (“SFAS No. 142”). In accordance with SFAS No. 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present.

7. Intangible Assets, net
     Intangible assets consisted of the following:

	As of	As of
	June 30, 2008	December 31, 2007
	(in thousands)
Developed technology	$3,717	$3,343
Customer Relationships	76	—
Technology license	9,205	9,205

	12,998	12,548

Less: accumulated amortization
Developed technology	(3,349)	(3,235)
Customer Relationships	(6)	—
Technology license	(5,680)	(5,217)

	$3,963	$4,096

     Amortization expense was $0.3 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively, and $0.6 million and $0.8 million for the six months ended June 30, 2008 and 2007, respectively. The weighted-average remaining estimated lives for intangible assets are approximately 3 years for developed technology and 1.75 years for technology license. The weighted average remaining estimated life of intangible assets in total is approximately 1.9 years. Future amortization expenses are estimated to be $0.5 million for 2008, $1.6 million for 2009, $1.3 million for 2010, $0.3 million for 2011, and $0.2 million thereafter.
8. Accrued Expenses and Other Current Liabilities

	As of	As of
	June 30, 2008	December 31, 2007
	(in thousands)
Accrued compensation and related benefit	$1,019	$1,010
Accrued warranty	260	261
Refundable deposits related to unvested employee stock option exercises	28	70
Professional fees	318	285
Income tax payable	582	231
Other	493	396

	$2,700	$2,253

9. Common Stock
Stock Options and Unvested Common Stock
     Upon completion of its IPO in May 2007, the Company adopted the 2007 Stock Incentive Plan, or the 2007 Plan, which reserved 5,000,000 shares of the Company’s common stock. The number of shares of the common stock reserved for issuance increased in January 2008 by 2,015,368 shares, pursuant to the automatic provision of the 2007 Plan. The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation, or collectively, the stock awards, and performance cash awards, all of which may be granted to employees (including officers), directors, and consultants or affiliates. Awards granted under the 2007 Plan vest at the rate specified by the plan administrator, typically with 1/8th of the shares vesting six months after the date of grant and 1/48th of the shares vesting monthly thereafter over the next three and one half years. The term of awards expires seven to ten years from the date of grant. As of June 30, 2008, 2,112,775 shares have been granted under the 2007 Plan.
     Prior to the IPO, the Company issued stock options pursuant to the 2001 Stock Incentive Plan, or the 2001 Plan. As of June 30, 2008, 383,400 shares of the Company’s common stock were reserved for issuance to employees, officers, directors, consultants and advisors of the Company pursuant to outstanding options. Options granted under the 2001 Plan were either incentive stock options or non-statutory stock options as determined by the Company’s board of directors. Options granted under the 2001 Plan vest at the rate specified by the plan administrator, typically with 1/8th of the shares vesting six months after the date of grant and 1/48th of the shares vesting monthly thereafter over the next three and one half years to four and one half years. The term of option expires ten years from the date of grant. No options to purchase shares have been granted under the 2001 Plan in the three months and six months ended June 30, 2008.
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
     For those options granted prior to March 2005, in accordance with EITF 00-23, Working Group Work Plan Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44 Accounting for Certain Transactions involving Stock Compensation , the Company accounts for cash received in consideration for the early-exercise of unvested stock options as a current liability, included as a component of accrued liabilities in the Company’s consolidated balance sheets. For those shares issued in connection with options granted prior to March 2005, there were 40,250 and 123,895 unvested shares outstanding as of June 30, 2008 and December 31, 2007, respectively, and $28,000 and $70,000 related liabilities, respectively.
     Detail related to activity of early-exercise unvested shares of common stock is as follows:

	Number of	Weighted-
	Unvested	Average
	Shares	Exercise/Pur
	Outstanding	chase Price
Balance as of December 31, 2007	436,662	$2.45
Issued	—	—
Vested	(87,125)	1.89
Cancelled and forfeited	—	—

Balance as of March 31, 2008	349,537	2.59

Issued	—	—
Vested	(85,654)	1.98
Cancelled and forfeited	(4,480)	0.88

Balance as of June 30, 2008	259,403	2.82

     Detail related to stock option activity is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
	Outstanding	per Share
Balance at December 31, 2007	3,920,001	$3.86
Options granted	1,476,975	15.24
Options exercised	(81,395)	1.61
Options cancelled and forfeited	(20,754)	7.34

Balance as of March 31, 2008	5,294,827	7.06

Options granted	404,800	20.53
Options exercised	(402,901)	1.47
Options cancelled and forfeited	(22,068)	7.00

Balance as of June 30, 2008	5,274,658	$8.52

     The total intrinsic value for options exercised amounted to $8.8 million and $0.8 million for the three months ended June 30, 2008 and 2007, respectively, and $10.2 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively, representing the difference between the fair value of the Company’s common stock at the date of exercise and the exercise price.

     The following table summarizes information about stock options outstanding as of June 30, 2008:

	Outstanding Options			Exercisable Options
		Weighted
	Number	Average	Weighted	Number	Weighted	Aggregate
	Outstanding	Remaining	Average	Exercisasble	Average	Intrinsic
Exercise Prices	As of 6/30/08	Contractual Term	Exercise Price	As of 6/30/08	Exercise Price	Value
$0.20 - 0.80	284,653	5.95	$0.31	269,479	$0.30
1.02 - 1.50	969,480	7.11	1.05	668,853	1.03
3.04 - 3.04	1,450,614	7.73	3.04	624,388	3.04
3.74 - 8.52	516,036	8.50	6.88	132,480	6.49
14.80 - 14.80	1,339,375	6.71	14.80	—	—
16.32 - 25.23	542,800	6.78	20.42	9,741	20.43
27.00 - 31.54	171,700	9.16	28.90	40,526	28.46

$0.19 - 31.54	5,274,658	7.29	8.52	1,745,467	2.80	67,422,660

Exercisable	1,745,467		2.80			32,079,563

Vested and expected to vest	4,844,480		8.39			62,541,227

     The fair value of each employee option grant for the three months and six months ended June 30, 2008 and 2007 under SFAS 123(R) was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008		2007 (1)	2008		2007
Risk-free interest rate		3.32%	N/A	2.33% to 3.32%		4.38%-5.23%
Expected life	4.53 - 4.75	years	N/A	4.53 - 4.75	years	4.0 to 5.0	years
Dividend yield	None		N/A	None		None
Volatility		55.40%	N/A	55.40% to 56.00%		50-60%

(1)	no options were granted in the three months ended June 30, 2007.
     The Company determined that it was not practical to calculate the historical volatility of its share price since the Company has limited information on its past volatility as its securities were not publicly traded prior to May 2007, before which there was no readily determinable market value for its stock. Further, the Company is a high-growth technology company whose future operating results are not comparable to its prior operating results. Therefore, the Company estimated its expected volatility based on reported market value data for a group of publicly traded companies, which it selected from certain market indices, that the Company believed was relatively comparable after consideration of their size, stage of life cycle, profitability, growth, and risk and return on investment. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. For the six months ended June 30, 2008, the Company used the simplified method of determining the expected term as permitted by the provisions of Staff Accounting Bulletin No. 110, “Year-End Help for Expensing Employee Stock Options.”
     The estimated weighted-average grant date fair value of options granted were $9.97 and none for the three months ended June 30, 2008 and 2007, respectively, and $7.86 and $5.93 for the six months ended June 30, 2008 and 2007, respectively.
     As of June 30, 2008, there was $18.0 million of unrecognized compensation costs related to stock options granted under the company’s 2001 Plan and 2007 Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.98 years.
Restricted Stock Unit Awards
     The company began issuing restricted stock units, or RSUs, in the fourth quarter of 2007. Shares are issued on the date the restricted stock units vest, and the fair value of the underlying stock on the dates of grant is recognized as stock-based compensation over the vesting periods. Below is the information as of June 30, 2008:

		Weighted-	Weighted-
		Average	Average
		Grant Date	Remaining	Aggregate
	Number of	Fair Value	Contractual	Intrinsic
	Shares	Per Share	Term (years)	Value (1)
Balance as of December 31, 2007	12,000	$31.54
Granted	18,400	14.80
Issued and released	(2,375)	31.54
Cancelled and forfeited	—	—

Balance as of March 31, 2008	28,025	$20.55	1.06	$459,610

Granted	28,000	19.65
Issued and released	(875)	31.54
Cancelled and forfeited	—	—

Balance as of June 30, 2008	55,150	$19.92	1.41	$1,158,150

Expected to vest as of June 30, 2008	50,597	19.92	1.36	$1,062,539

(1)	Aggregate intrinsic value for RSUs represents the closing price per share of the Company’s stock on June 30, 2008, multiplied by the number of unvested RSUs expected to vest as of June 30, 2008.
     For RSUs, stock-based compensation expense is calculated based on the market price of the Company’s common stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.
     During the three months ended June 30, 2008, the Company issued 28,000 restricted stock units which will vest over four years. As of June 30, 2008, there was $0.9 million of unrecognized compensation costs related to restricted stock units granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.41 years.
10. Current and Deferred Income Taxes
     For the three months ended June 30, 2008 and 2007, the provision for income taxes was based on the estimated annual effective tax rate in compliance with SFAS 109 and other related guidance. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and the possible outcomes of current and future audits.
     The following table presents the provision and benefit for income taxes and the effective tax rates for the three months and six month ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Income (loss) before income taxes	$2,313	$(58)	$4,532	$(998)
Income tax provision	$240	$34	$487	$91

Effective tax rate	10.4%	-58.6%	10.7%	-9.1%

     The provision for income taxes was $0.2 million and $34,000 for the three months ended June 30, 2008 and 2007, respectively, and $0.5 million and $91,000 for the six months ended June 30, 2008 and 2007, respectively. The income tax expense was primarily related to the federal alternative minimum tax on profits in the United States adjusted by certain non-deductible items, international taxes and state income taxes.
     A valuation allowance is recorded to reduce any deferred tax asset that is more likely than not to be not realized. The Company performed assessments of the realization of the deferred tax assets considering all available evidence, both positive and negative. These assessments require that management makes significant judgments about many factors, including the amount and likelihood of future taxable income. As a result of this assessment, the Company concluded that it was more likely than not that the deferred tax assets would not be realized and recorded a full valuation allowance against its deferred tax assets. The Company will continue to evaluate the need for a valuation allowance. The Company may determine that some, or all, of its deferred tax assets will be realized, in which case it will reduce the valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, the Company may recognize a benefit from income taxes on its income statement in that period. If such a benefit is recognized, then subsequent periods are likely to have significantly higher tax provision expenses.
     The difference between the provision for income that would be derived by applying the statutory rate to income before tax for the three months and six months ended June 30, 2008 and the provision actually recorded was due to the impact of non-deductible SFAS 123R stock option compensation expenses offset by the benefit from net operating loss carryforwards and utilization of research credits carryforwards.
     As a result of the implementation of FIN 48, the Company did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings. As of December 31, 2007 the Company had $3.6 million of unrecognized tax benefits, which is netted against deferred tax assets and is fully offset by a valuation allowance. There were no significant changes to the unrecognized tax benefit during the six months ended June 30, 2008.
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
11. Retirement Plan
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
12. Segment Information
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
     The following table is based on the geographic location of the OEMs or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end users. Sales by geography for the periods indicated were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
United States	$10,123	$7,955	$20,551	$14,728
Taiwan	2,523	2,170	5,633	4,595
Japan	3,529	725	4,840	1,514
China	1,632	688	2,954	1,167
Other countries	3,755	1,128	5,926	1,803

Total	$21,562	$12,666	$39,904	$23,807

13. Commitments and Contingencies
     The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expires through May 2012. The Company also acquires certain assets under capital leases.
     Minimum commitments under non-cancelable capital and operating lease agreements as of June 30, 2008 were as follows:

	Capital lease and technology	Operating
	license obligations	leases	Total
	(in thousands)
Remainder of 2008	$2,063	$614	$2,677
2009	2,595	1,065	3,660
2010	1,774	1,110	2,884
2011	—	844	844
2012		199	199
thereafter			—

	$6,432	$3,832	$10,264
Less: Interest component	(520)

Present value of minimum lease payment	5,912
Less: current portion	(3,120)

Long-term portion of obligations	$2,792

     Rent expense incurred under operating leases was $0.3 million and $0.2 million for the three months ended June 30, 2008 and 2007, and $0.7 million and $0.5 million for the six months ended June 30, 2008 and 2007, respectively.
     The Company is not currently a party to any legal proceedings that management believes would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.
     The technology license obligations include future cash payments payable primarily for license agreements with outside vendors. One of the license agreements is with Cadence Design Systems for its electronic design automation software which is used in the design of the Company’s products. The term of the license is two years and will expire in June 2009. The second license agreement is with MIPS Technologies, Inc. which includes a non-exclusive, non-transferable right to develop multiple licensed MIPS cores that implement the MIPS architecture. This second license agreement required the Company to pay $1.9 million after the completion of its IPO for an automatic two-year extension of the license. The term of the license after the two-year extension is seven years and will expire in December 2010. As of June, 2008, $1.3 million was paid, and the balance is accrued within capital lease and technology license obligations on the consolidated balance sheets.
     The Company also has a purchase agreement with Synopsys Inc., or Synopsys, to purchase certain intellectual property which is to be used for the Company’s future products. The Company has an agreement to pay $1.15 million over the two-year period for various intellectual properties. The agreement will expire in October 2008. As of June, 2008, $1.0 million has been paid to purchase certain intellectual property.
     In October 2007, the Company signed a license agreement with Synopsys for certain design tools totaling $7.0 million, with 12 installment payments. The term of the license is three years and will expire in October 2010. The present value of the installment payments has been capitalized and is amortized over three years, and included within capital lease and technology license obligations on the consolidated balance sheets. As of June 30, 2008, $1.7 million was paid.
14. Subsequent Event
     On July 15, 2008, the Company and two of its subsidiaries, (collectively, the “Purchasers”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Star Semiconductor Corporation, a Taiwanese corporation (the “Seller”). The transaction contemplated by the Purchase Agreement closed on August 1, 2008. Pursuant to the Purchase Agreement the Purchasers purchased substantially all of the intangible assets and inventory and certain other tangible assets from Seller, for an aggregate purchase price of US $9.0 million. $1.0 million of the purchase price was placed in escrow for a limited period after closing. Pursuant to the Purchase Agreement, the Purchasers assumed a limited portion of Seller’s liabilities consisting of certain accounts payable and obligations under contracts assumed by the Purchasers. In connection with the closing, approximately 50 employees of the Seller were offered employment with Cavium (Taiwan) Ltd.

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
     From our incorporation in 2000 through 2003, we were primarily engaged in the design and development of our first processor family, NITROX, which we began shipping commercially in 2003. In 2004, we introduced and commenced commercial shipments of NITROX Soho. In 2006, we commenced our first commercial shipments of our OCTEON family of multi-core MIPS64 processors. We introduced a number of new products within all three of these product families in 2006. In 2007 we introduced our new line of OCTEON based storage services processors designed to address the specific needs in the storage market, as well as other new products in the OCTEON and NITROX families. Since inception, we have invested heavily in new product development and achieved our first quarter of profitability during the quarter ended September 30, 2007. Our revenue has grown from $19.4 million in 2005 to $34.2 million in 2006, $54.2 million in 2007, and $39.9 million for the six months ended June 30, 2008, driven primarily by demand in the enterprise network and data center markets. We expect sales of our products for use in the enterprise network and data center markets to continue to represent a substantial portion of our revenue in the foreseeable future. However, we expect sales into those markets to decline as a percentage of overall sales as sales in the broadband and consumer and the access and service provider markets are expected to increase at a faster rate than the expected increase in sales into the enterprise network and data center markets.
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
Results of Operations
Three and Six Months Ended June 30, 2008 and 2007
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
     We also derive revenue in the form of license and maintenance fees through licensing our software products which help our customers build products around our systems-on-a-chip, or SoCs in a more time and cost efficient manner. Revenue from such arrangements totaled $0.2 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively, and $0.5 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively.
     Our customers representing greater than 10% of revenue for each of the periods were:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Percentage of total revenue
Cisco	33%	24%	32%	23%
F5 Networks	*	20%	*	20%
Sumitomo	15%	*	10%	*

*	Represents less than 10%
     Our distributors are used primarily to support international sale logistics in Asia, including importation and credit management. Total revenue through distributors was $7.8 million and $2.4 million for the three months ended June 30, 2008 and 2007, or 36.1% and 18.8% of revenue, respectively, and $13.3 million and $5.7 million for the six months ended June 30, 2008 and 2007, or 33.3% and 23.9% of revenue, respectively. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.
     Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. During the quarter ended June 30, 2007, we signed a distribution agreement with Avnet, Inc. to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet, revenue and costs will be deferred until products are sold by Avnet to their end customers. For the three months and six months ended June 30, 2008, 3.4% and 3.6% of our net revenues were from products sold by Avnet. We did not have net revenues from products sold by Avnet for the three and six months ended June 30, 2007. Revenue recognition depends on notification from Avnet that product has been sold to Avnet’s end customers.
     The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Revenues by geography for the periods indicated were:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
United States	$10,123	$7,955	$20,551	$14,728
Taiwan	2,523	2,170	5,633	4,595
Japan	3,529	725	4,840	1,514
China	1,632	688	2,954	1,167
Other countries	3,755	1,128	5,926	1,803

Total	$21,562	$12,666	$39,904	$23,807

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
     Cost of revenue also includes amortized costs related to certain acquired technology assets in 2004 and 2005, and our most recent acquisition of Parallogic in May 2008. In August 2004, we acquired certain assets of Brecis Communications Corporation, which included the purchase of its secure communication processor product line. We capitalized a total of $2.3 million of developed technology and amortized that amount on a straight-line basis over the expected useful life of three years. In April 2005, we acquired Menlo Logic, LLC, which included the purchase of technology used for secure communication. We capitalized a total of $1.1 million of developed technology and amortized that amount on a straight-line basis over the expected useful life of three years. In May 2008, we acquired Parallogic. The purchase included identifiable intangible assets of approximately $0.5 million, which consisted of intellectual property related to the developed technology as well as incremental value associated with existing customer relationships. We capitalized identifiable intangibles and are amortizing the amount on a straight-line basis over the expected useful life of one to five years. The total intangible assets amortization expense included in cost of revenue was $32,000 and $0.3 million for the three months June 30, 2008 and 2007, respectively, and $0.1 million and $0.6 million for the six months June 30, 2008 and 2007, respectively.
     In addition, we incur costs for the fabrication of masks used by our contract manufacturers to manufacture wafers that incorporate our products. The cost of fabrication mask sets has increased as we began transitioning from a 130-nanometer to a 90-nanometer process in our next-generation products in 2007. During the three months ended June 30, 2008 and 2007, we capitalized $1.0 million and $1.2 million, respectively, and during the six months ended June 30, 2008 and 2007, we capitalized $2.2 million and $1.7 million of mask costs, respectively. As our product processes continue to mature and as we develop more history and experience, we expect that, in the future, a large percentage of mask costs will be used directly for production manufacturing and will be capitalized. We amortize the cost of fabrication masks that we reasonably expect to use for production manufacturing over a 12-month period and include them in cost of revenue. Total amortized expenses for the masks included in the cost of revenue was $1.0 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively, and $1.3 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively. The unamortized balance of capitalized mask costs at June 30, 2008 and December 31, 2007 was $2.4 million and $2.2 million, respectively. We anticipate that a large percentage of our total mask costs will be capitalized and amortized to cost of revenue.
     Our revenue, cost of revenue, gross profit and gross margin for the three months and six months ended June 30, 2008 and 2007 were:

	For the three months				For the six months
	ended June 30,				ended June 30,
	2008	2007	$ change	% change	2008	2007	$ change	% change
	(in thousands)			(in thousands)
Revenue	$21,562	$12,666	$8,896	70.2%	$39,904	$23,807	$16,097	67.6%
Cost of revenue	7,808	4,698	3,110	66.2%	14,395	8,880	5,515	62.1%

Gross Profit	$13,754	$7,968	$5,786	72.6%	$25,509	$14,927	$10,582	70.9%

Gross Margin	63.8%	62.9%	0.9%	1.4%	63.9%	62.7%	1.2%	2.0%
     Our gross margin has been and will continue to be affected by a variety of factors, including average sales prices of our products, the product mix, the cost of fabrication masks that are capitalized and amortized, the timing of cost reductions for fabricated wafers and assembly and test service costs, inventory valuation charges and the timing and changes in sort, assembly and test yields. Overall product margin is impacted by the mix between higher performance, higher margin products and lower performance, lower margin products. In addition, we typically experience lower yields and higher associated costs on new products, which improve as production volumes increase.
     Three Months and Six Months Ended June 30, 2008 Compared to the Three Months and Six Months Ended June 30, 2007: Revenue. Our revenue was $21.6 and $39.9 million in the three months and six months ended June 30, 2008, as compared to $12.7 million and $23.8 million in the three months and six months ended June 30, 2007, an increase of 70.2% and 67.6%. The majority of the increase is related to an increase in sales of $8.2 million and $15.0 million in the three months and six months ended June 30, 2008, to existing customers, which was primarily a result of new design wins reaching commercial production. In the three months and six months ended June 30, 2008 and 2007, a substantial majority of our sales were to customers that sell into the enterprise network and data center markets. In the three months and six months ended June 30, 2008 we derived 36.1% and 33.3% of our revenue from distributors compared to 18.8% and 23.9% in the three months and six months ended June 30, 2007, due to increased sales to top five customers through distributors.
     Three Months and Six Months Ended June 30, 2008 Compared to the Three Months and Six Months Ended June 30, 2007: Gross Margin. Gross margin increased 0.9 percentage points and 1.2 percentage to 63.8 % and 63.9% in the three months and six months ended June 30, 2008 from 62.9% and 62.7% in the three months and six months ended June 30, 2007. The increase in gross margin in the three months and six months ended June 30, 2008 compared to the three months and six months ended June 30, 2007 were due to lower amortization costs related to acquired intangible assets.
     Research and Development Expenses
     Research and development expenses primarily include personnel costs, engineering design development software and hardware tools, allocated facilities expenses and depreciation of equipment used in research and development, and stock-based compensation under SFAS 123(R).
     We expect research and development expenses to continue to increase in total dollars although we expect these expenses to generally decrease as a percentage of revenue. Additionally, as a percentage of revenue, these costs fluctuate from one period to another. Total research and development expenses for the three months and six months ended June 30, 2008 and 2007 were:

	For the three months ended				For the six months ended
	June 30,				June 30,
	2008	2007	$ change	% change	2008	2007	$ change	% change
	(in thousands)					(in thousands)
Research and development expenses	$6,461	$4,721	$1,740	36.9%	$12,281	$9,047	$3,234	35.7%
Percent of total revenue	30.0%	37.3%	-7.3%	-19.6%	30.8%	38.0%	-7.2%	-19.0%
     Three Months and Six Months Ended June 30, 2008 Compared to the Three Months and Six Months Ended June 30, 2007: Research and development expenses increased by $1.7 million and $3.2 million, or 36.9% and 35.7% to $6.5 million and $12.3 million in the three months and six months ended June 30, 2008 from $4.7 million and $9.0 million in the three months and six months ended June 30, 2007. Of the $1.7 million and $3.2 million increase, salaries, benefits and commissions accounted for $0.6 million and $1.4 million, and stock-based compensation expense accounted for $0.6 million and $0.9 million, for the three months and six months ended June 30, 2008. Design tools accounted for $0.2 million and $0.5 million of the increase in the three months and six months ended June 30, 2008 and professional services and other miscellaneous expenses accounted for $0.3 million and $0.5 million of the increase, for the three months and six months ended June 30, 2008. Research and development headcount increased to 147 at the end of June 2008 from 114 at the end of June 2007.

     Sales, General and Administrative Expenses
     Sales, general and administrative expenses primarily include personnel costs, accounting and legal fees, information systems, sales commissions, trade shows, marketing programs, depreciation, allocated facilities expenses and stock-based compensation under SFAS 123(R). We plan to continue to increase hiring of our sales and marketing organization to enable us to expand into existing and new markets. We also plan to continue to invest in expanding our domestic and international sales and marketing activities and building brand awareness. We incurred significant additional, accounting and legal compliance costs as well as additional insurance, and investor relations and other costs associated with being a public company. We expect sales, general and administrative expenses to increase significantly in absolute dollars and to generally decrease as a percentage of revenue in the future due to our expected growth and economies of scale. Total sales, general and administrative costs for the three months and six months ended June 30, 2008 and 2007 were:

	For the three months ended				For the six months ended
	June 30,		$ change	% change	June 30,		$ change	% change
	2008	2007			2008	2007
		(in thousands)				(in thousands)
Sales , general and administrative	$5,454	$3,482	$1,972	56.6%	$10,009	$6,691	$3,318	49.6%
Percent of total revenue	25.3%	27.5%	-2.2%	-8.0%	25.1%	28.1%	-3.0%	-10.8%
     Three Months and Six Months Ended June 30, 2008 Compared to the Three Months and Six Months Ended June 30, 2007: Sales, general and administrative expenses increased $2.0 million and $3.3 million, or 56.6% and 49.6% to $5.5 million and $10.0 million in the three months and six months ended June 30, 2008 from $3.5 million and $6.7 million in the three months and six months ended June 30, 2007. Of the $2.0 million and $3.3 million increase, salaries, benefits and commissions accounted for $0.5 million and $0.9 million, and stock-based compensation expense accounted for $0.6 million and $1.0 million, for the three months and six months ended June 30, 2008. Marketing programs, accounting, legal fees and other services accounted for $0.6 million and $0.8 of the increase in the three months and six months ended June 30, 2008 due to the implementation of internal systems and other costs associated with being a public company. Other miscellaneous expenses accounted for $0.3 million and $0.6 million of the increase, for the three months and six months ended June 30, 2008. Sales, general and administrative headcount increased to 67 at the end of June 2008 from 55 at the end of June 2007.
     Other Income (Expense), Net. Other income (expense), net, primarily includes interest income on cash and cash equivalents and interest expense on capitalized licenses. It also includes adjustments we made to record our preferred stock warrants at fair value in accordance with FSP 150-5. These warrants have converted into warrants to purchase shares of our common stock in May 2007. As a result, there were no warrant revaluation expenses in the three months and six months ended June 30, 2008.

	For the three months ended				For the six months ended
	June 30,		$ change	% change	June 30,		$ change	% change
	2008	2007			2008	2007
		(in thousands)				(in thousands)
Interest income and other	$609	$817	$(208)	-25.5%	$1,601	$886	$715	80.7%
Interest expense	(135)	(291)	156	-53.6%	(288)	(499)	211	-42.3%
Warrant revaluation expense	—	(349)	349	-100.0%	—	(574)	574	-100.0%

Total other income (expense), net	474	177	297	167.8%	1,313	(187)	1,500	-802.1%

     Three Months and Six Months Ended June 30, 2008 Compared to the Three Months and Six Months Ended June 30, 2007: Other income (expense), net increased in the three months ended June 30, 2008 due primarily to the reduction on interest expense and warrant revaluation expenses. Interest income was also lower due to reduced interest rate on cash deposit. Other income (expense), net increased in the six months ended June 30, 2008 due to the increase in interest income on higher cash balances and reduction on interest expense and warrant revaluation expenses.
     Income Tax Expense. For the three months ended June 30, 2008 and 2007, the provision for income taxes was based on our estimated annual effective tax rate in compliance with SFAS 109 and other related guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and the possible outcomes of current and future audits.
     The following table presents the provision and benefit for income taxes and the effective tax rates for the three months and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Income (loss) before income taxes	$2,313	$(58)	$4,532	$(998)
Income tax provision	$240	$34	$487	$91
Effective tax rate	10.4%	-58.6%	10.7%	-9.1%
     The provision for income taxes of $0.2 million and $0.5 million for the three months and six months ended June 30, 2008 related to alternative minimum tax on the Company’s United States profits adjusted by certain non-deductible items, international taxes and state income taxes. The difference between the provision for income that would be derived by applying the statutory rate to income before tax for the three months and six months ended June 30, 2008 and the provision actually recorded was due to the impact of non-deductible SFAS 123(R) stock-based compensation expenses offset by the benefit from net operating loss carryforwards and utilization of research credits carryforwards.
     A valuation allowance is recorded to reduce any deferred tax asset that is more likely than not to be not realized. We perform assessments of the realization of our deferred tax assets considering all available evidence, both positive and negative. These assessments require that management make significant judgments about many factors, including the amount and likelihood of future taxable income. As a result of this assessment, we have concluded that it was more likely than not that our deferred tax assets would not be realized and have recorded a full valuation allowance against our deferred tax assets. We will continue to evaluate the need for a valuation allowance. We may determine that some, or all, of our deferred tax assets will be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes on our income statement in that period. If such a benefit is recognized, then subsequent periods are likely to have significantly higher tax provision expenses.
     As a result of the implementation of FIN 48, we did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings. As of December 31, 2007 we had $3.6 million of unrecognized tax benefits, which is netted against deferred tax assets and is fully offset by a valuation allowance. There were no significant changes to the unrecognized tax benefit during the three months and six months ended June 30, 2008.
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
Liquidity and Capital Resources
     In May 2007, we received net proceeds of approximately $94.7 million (after deducting underwriting discounts and commissions of $7.3 million and other offering related costs of approximately $2.8 million). Our other primary sources of cash historically have been proceeds from issuances of convertible preferred stock, cash collections from customers, a working capital line of credit and term loan and cash received from the exercise of employee stock options. As of June 30, 2008, we had cash and cash equivalents of $99.3 million and net accounts receivable of $10.9 million.
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
     Following is a summary of our working capital and cash and cash equivalents as of June 30, 2008 and December 31, 2007:

	As of
	June 30,	December 31,
	2008	2007
	(in thousands)
Working capital	$111,107	$105,048
Cash and cash equivalents	99,284	98,462

Cash Flows from Operating Activities
     Net cash provided by operating activities was $8.0 million for the six months ended June 30, 2008. Net cash provided by operating activities primarily consisted of $4.0 million of net income and $6.9 million in non-cash operating expenses offset by $2.9 million in changes in operating assets and liabilities. Non-cash items in the six months ended June 30, 2008 included depreciation and amortization expense of $4.6 million and stock-based compensation of $2.3 million. Net cash provided by operating activities was $4.0 million for the six months ended June 30, 2007. This primarily consisted of our net loss of $1.1 million, $4.1 million in non-cash operating expenses and $1.0 million in changes in operating assets and liabilities. Non-cash items included in net loss for the six months ended June 30, 2007 included depreciation and amortization expense of $2.6 million, stock-based compensation of $0.8 million, warrant revaluation and amortization of $0.7 million. Changes in operating activities from first six months of 2008 in comparison to 2007 were primarily driven by an increase of $3.1 million in inventory, reduction of $2.4 million in deferred revenue and $1.4 million increase in accrued expenses.
Cash Flows used in Investing Activities
     Net cash used in investing activities was $5.4 million and $2.6 million for the six months ended June 30, 2008 and 2007, respectively. Net cash flows used in investing activities were primarily due to $2.2 million and $1.7 million in mask costs in the six months ended June 30, 2008, and 2007, respectively, and $2.4 million and $0.9 million in capital expenditures in the six months ended June 30, 2008, and 2007, respectively, and $0.8 million in acquisition of certain assets of Parallogic in May 2008, to support product development and general growth.
Cash Flows provided (used in) Financing Activities
     Net cash used in financing activities was $1.9 million for the six months ended June 30, 2008, which was primarily due to principal payments of capital lease and technology license obligations of $2.6 million, offset by proceeds from stock option exercises. Net cash provided by financing activities was $89.2 million in the six months ended June 30, 2007, which was primarily due to net proceeds of $94.7 million initial public offering, offset by $1.7 million in principal payments of capital lease and technology license obligations and $4.0 million in repayment of the term loan.
     We believe that our $99.3 million of cash and cash equivalents at June 30, 2008 and expected cash flow from operations will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. On July 15, 2008, we signed a definitive agreement to acquire certain assets and business of Star Semiconductor Corporation. The net purchase price of the acquisition will be approximately $9.0 million in cash. We may also enter into additional types of arrangements in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Indemnities
     In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of June 30, 2008, we believe our exposure related to the indemnities at June 30, 2008 is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.
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
Contractual Obligations
     The following table describes our commitments to settle contractual obligations in cash as of June 30, 2008:

	Payments Due By Period
	Less Than 1			More Than 5
	Year	1 to 2 Years	3 to 5 Years	Years	Total
	(in thousands)
Operating obligations	$614	$2,175	$1,043	$—	$3,832
Capital obligations	2,063	4,369	—	—	6,432
Purchase obligations	685	—	—	—	685

Total	$3,362	$6,544	$1,043	$—	$10,949

     We adopted FIN 48 on January 1, 2007. As of June 30, 2008, we had $3.6 million of total gross unrecognized tax benefits and related interest. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     During the three months ended June 30, 2008, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 10, 2008.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
     Our Chief Executive Officer and our Chief Financial Officer evaluated with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriately to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and Industry
     We have a history of losses, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.*
     We were established in 2000 and have not been profitable in any fiscal period until the quarter ended September 30, 2007. We experienced net income of $2.1 million and net loss of $0.1 million for the three months ended June 30, 2008 and 2007, respectively, and $4.1 million and net loss of $1.1 million for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, our accumulated deficit was $54.7 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. As a public company, we also incur significant legal, accounting and other expenses that we did not incur as a private company. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods may not be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.
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
     We receive a substantial portion of our revenues from a limited number of customers, and the loss of, or a significant reduction in, orders from one or a few of our major customers would adversely affect our operations and financial condition.*
     We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 65.0% and 59.3% of our revenues from our top five customers for the three months ended June 30, 2008 and 2007, respectively. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and in some cases the portion of our revenues attributable to certain customers may increase in the future. However, we may not be able to maintain or increase sales to certain of our top customers for a variety of reasons, including the following:
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
     We may not sustain our growth rate, and we may not be able to manage any future growth effectively.*
     We have experienced significant growth in a short period of time. Our revenues increased from approximately $7.4 million in 2004 to approximately $34.2 million in 2006, $54.2 million in 2007 and $39.9 million in the first six months of 2008. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.
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
     We have a limited operating history, and we may have difficulty accurately predicting our future revenues for the purpose of appropriately budgeting and adjusting our expenses.*
     We were established in 2000. We have not been profitable in any fiscal period until the quarter ended September 30, 2007. We experienced net income of $2.1 million and $4.0 million for the three months and six months ended June 30, 2008. Since we have only four quarters of operating profitability, we do not have an extended history from which to predict and manage profitability. Our limited operating experience, a dynamic and rapidly evolving market in which we sell our products, our dependence on a limited number of customers, as well as numerous other factors beyond our control, impede our ability to forecast quarterly and annual revenues accurately. As a result, we could experience budgeting and cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which could make it difficult for us to gain and maintain profitability and could increase the volatility of the market price of our common stock.
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
     Our failure to protect our intellectual property rights adequately could impair our ability to compete effectively or to defend ourselves from litigation, which could harm our business, financial condition and results of operations.*
     We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. We have been issued 14 patents in the United States and two patents in foreign countries and have an additional 25 patent applications pending in the United States and 21 patent applications pending in foreign countries. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.
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
     In May 2008 we acquired certain assets of Parallogic Corporation, in July 2008 we entered into an asset purchase agreement with Star Semiconductor Corporation and we may in the future acquire companies or assets that we believe to be complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market or application skills or enhancing and expanding our existing product lines. In connection with any such future acquisitions, we may need to use a significant portion of our available cash, issue additional equity securities that would dilute current stockholders’ percentage ownership and incur substantial debt or contingent liabilities. Such actions could adversely impact our operating results and the market price of our common stock. In addition, difficulties in assimilating any acquired workforce, merging operations or avoiding unplanned attrition in connection with such acquisitions could disrupt or harm our business. Furthermore, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of such acquired businesses. As a result, we would be required to record material amounts of goodwill, and acquired in-process research and development charges and other intangible assets, which could result in significant impairment and acquired in-process research and development charges and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.
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
Risks Related to our Common Stock
     The market price of our common stock may be volatile, which could cause the value of your investment to decline.*
     The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through June 30, 2008, our stock price has fluctuated from a low of $13.57 to a high of $35.60. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:
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
     A limited number of stockholders may have the ability to influence the outcome of director elections and other matters requiring stockholder approval.*
     Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 43% of our outstanding common stock as of June 30, 2008. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
     None.
Use of Proceeds from Sale of Registered Securities
     Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-140660), that was declared effective by the SEC on May 1, 2007. We registered 7,762,500 shares of our common stock with a proposed maximum aggregate offering price of $104.8 million, all of which we sold. The offering was completed after the sale of all 7,762,500 shares. Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. were the joint book-running managing underwriters of our initial public offering and Thomas Weisel Partners LLC, Needham & Company, LLC and JMP Securities LLC acted as co-managers. As of June 30, 2008, $90.0 million of the approximately $94.7 million in net proceeds received by us in the offering, after deducting approximately $7.3 million in underwriting discounts, commissions, and $2.8 million in other offering costs, were invested in various interest-bearing instruments, and $4.9 million of the net proceeds had been used for general corporate purposes, including the repayment of the outstanding balances under the term loan with Silicon Valley Bank, general and administrative and manufacturing expenses. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate (3)

10.23	Employment Offer Letter, dated May 1, 2008, between the Registrant and Sandeep Vij (4)

10.25	Form of Restricted Stock Unit Agreement under 2007 Equity Incentive Plan

21.1	Subsidiaries of the Registrant

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

(1)	Filed as Exhibit 3.3 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(2)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(4)	Filed as Exhibit 10.23 to the Registrant’s quarterly report on Form 10-Q (No. 001-33435), filed with the SEC on May 2, 2008, and incorporated herein by reference.

*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVIUM NETWORKS, INC.
Date August 8, 2008	By:	/s/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate (3)

10.23	Employment Offer Letter, dated May 1, 2008, between the Registrant and Sandeep Vij (4)

10.25	Form of Restricted Stock Unit Award under 2007 Equity Incentive Plan

21.1	Subsidiaries of the Registrant

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

(1)	Filed as Exhibit 3.3 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(2)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(4)	Filed as Exhibit 10.23 to the Registrant’s quarterly report on Form 10-Q (No. 001-33435), filed with the SEC on May 2, 2008, and incorporated herein by reference.

*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.