Form 10-K
period 2008-12-31
CAVIUM NETWORKS, INC.
filed 2009-03-02
CIK 1175609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33435
Cavium Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0558625
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

805 East Middlefield Road
Mountain View, CA 94043
(650) 623-7000
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
(Title of Class)

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

Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐   Smaller reporting company   ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was $743,418,606, based on the number of shares held by non-affiliates of the registrant, and based on the reported last sale price of common stock on The NASDAQ Global Market for such date. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2008, the registrant assumed that a stockholder was an affiliate of the registrant at June 30, 2008 if such stockholder beneficially owned 10% or more of the registrant’s common stock as represented by the filing of Schedule 13G with the Securities and Exchange Commission and/or was affiliated with an executive officer or director of the registrant at June 30, 2008; provided, however, that organizations whose ownership exceeds 10% of the registrant’s outstanding common stock as of June 30, 2008 that represented on such Schedule that they are registered investment advisors or investment companies registered under Section 8 of the Investment Company Act of 1980 were considered to be non-affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of February 22, 2009: 41,214,542

Documents Incorporated by Reference:  Portions of the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this form 10-K are incorporated by reference in Part III of this Form 10-K.

CAVIUM NETWORKS, INC.

YEAR ENDED DECEMBER 31, 2008

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

Overview

We are a provider of highly integrated semiconductor processors that enable intelligent processing for networking, communications, storage, wireless, security and video applications. We refer to our products as enabling intelligent processing because they allow customers to develop networking, wireless, storage and electronic equipment that is application-aware and content-aware and securely processes voice, video and data traffic at high speeds. Our products also include a rich suite of embedded security protocols that enable unified threat management, or UTM, secure connectivity, network perimeter protection network virtualization, broadband gateways, 3G/4G wireless infrastructure, storage systems, wireless HDMI cable replacement and embedded video applications. Our products are systems on a chip, or SoCs, which incorporate single or multiple processor cores, a highly integrated architecture and customizable software that is based on a broad range of standard operating systems. As a result, our products offer high levels of performance and processing intelligence while reducing product development cycles for our customers and lowering power consumption for end market equipment.

We generate the majority of our net revenue from sales of our products to providers of networking equipment that sell into the enterprise network, data center, broadband and consumer, and access and service provider markets. With the acquisition of Star Semiconductor Corporation (“Star”) in August 2008 and W&W Communications, Inc. (“W&W”) in December 2008 we expect to expand the sale of our products to providers of electronic equipment that sell into the connected home & office and video system markets. Our products are used in a broad array of networking equipment, including routers, switches, content-aware switches, UTM and other security appliances, application-aware gateways, voice/video/data, or triple-play, gateways, wireless local area network, or WLAN, and 3G/Wimax/LTE access and aggregation devices, storage networking equipment, servers and intelligent network interface cards, IP surveillance systems, Digital video recorders, wireless HDMI cable replacement systems, video conferencing systems and connected home and office equipment such as print servers, wireless routers and broadband gateways.

Industry Background

Traffic on the Internet and enterprise networks is rapidly increasing due to trends that include greater adoption of Multimedia, Video, IPTV and rich, interactive internet applications, VoIP, video over broadband, file sharing, greater use of web-based services and the proliferation of stored content accessed through networks. Enterprises, service providers and consumers are demanding networking and electronic equipment that can take advantage of these trends, and address the significant market opportunities and life-style changes that these new applications provide. As a result, there is growing pressure on providers of networking equipment, wireless, storage and electronic equipment to rapidly introduce new products with enhanced functionality while reducing their design and manufacturing costs. Providers of networking, wireless, storage and electronic equipment are increasingly seeking advanced processing solutions from third-party vendors to access the best available technology and reduce development costs.

Video on demand, IPTV, peer-to-peer (P2P) video, and Internet video are forecast to account for nearly 90 percent of all consumer IP traffic in 2012 according to Cisco Systems Inc.’s Visual Networking Index forecast. New media rich applications for both consumer and enterprises like YouTube, MySpace, high definition (“HD”) movie downloads, video conferencing, distance learning and telemedicine are the major drivers of this growth. Currently, Internet video on the PC is the primary driver of this growth. Moving forward, Internet delivery of video to the TV followed by cost effective, HD interactive video communications is expected to fuel the future growth of video traffic over the Internet. This growth of video over the network is driving many of our customers in the networking and communications space to acquire video technology, applications and expertise. To address the future needs of our customers we have acquired differentiated, low-latency video encoding technology via our purchase of W&W.

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

The processing needs of the digital video market can be categorized into five distinct market segments namely capture, process, transport, receive and display. Our networking products currently serve only in the video traffic transport market with its single and multicore processors. The video transport market includes equipment used in cable networks, satellite networks and the Internet such as routers, switches and content load-balancers that support the bandwidth, low-latency and quality of service required for video. Video processing technology is required to play in the capture, process and display segments of the market. The video capture market includes all types of video recording equipment ranging from high-end broadcast quality cameras to IP cameras for video surveillance, video conferencing and personal use camcorders, IP cameras and webcams. The video process market needs high-channel density and transrating and transcoding for video infrastructure equipment such as cable head-end video systems, IMS gateways, broadcast systems, multi-channel digital video recorders (DVRs), video conference multi-point control unit and gateways. The video display market includes LCD screens and flat panels, plasma displays and projectors where high quality 1080p HD encode and decode and low latency are required for display and wireless connectivity. Networking, wireless, storage and electronic equipment providers address the need for next generation systems using a variety of approaches. These approaches include internally designed custom semiconductor products, such as ASICs, DSPs, FPGAs or other proprietary chips, multiple chip offerings, general purpose MPUs from merchant suppliers, software-based solutions or a combination of these approaches. While these approaches have been adequate for the basic layer 1 through 3 processing, they are less effective as the need for Layer 4 through 7 intelligent processing increases and line rates continue to increase. As a result, providers of networking equipments are increasingly turning to third-party vendors for high performance, power-efficient and cost-effective intelligent processing products.

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

The chart below sets out key product lines, available versions, descriptions and primary target equipment for each of our product families.

	Product Lines	Available		Target End
Product Families	(# of MIPS Cores)	Configurations	Description	Markets

OCTEON Plus Multi-core MIPS64 Processors	• CN58XX(16) • CN57XX (12) • CN56XX (12) • CN55XX(6) • CN54XX(6) • CN52XX(4) • CN50XX(2)	• Network Services Processor • Storage Services Processor • Secure Communication Processor	• Multi-core MIPS64 Processors with 2-16 cores, integrated L4-L7 hardware acceleration and networking interfaces

OCTEON Multi-core MIPS64 Processors	• CN38XX(16) • CN36XX(4) • CN31XX(2) • CN30XX(1)	• Network Services Processor • Secure Communication Processor • Communication Processor	• Multi-core MIPS64 Processors with 2-16 cores, integrated L4-L7 hardware acceleration and networking interfaces	• Enterprise Network • Access and Service Provider • Data Center

NITROX Security Processors	• CN2XXX • CN1XXX • CN5XX	• i/s/w: IPsec, SSL or WLAN Security versions • p: Multi-protocol version	• Standalone Security Processors, with wide range of interface connectivity	• Enterprise Network • Data Center • Access and Service Provider • Broadband and Consumer

OCTEON Broadband Communication Processors	• CN50XX(2) • CN31XX(2) • CN30XX(1)	• Network Services Processor • Secure Communication Processor • Communication Processor	• Cost-effective Single & Dual core MIPS-based Communication Processors with integrated Networking, Security, QoS acceleration and built-in interfaces • Performance: 100Mbps to 1Gbps	• Broadband and Consumer • Enterprise and Consumer

	Product Lines	Available		Target End
Product Families	(# of MIPS Cores)	Configurations	Description	Markets

ECONA ARM processors	• CNS11XX • CNS21XX	• Gateway processor • Embedded processor • Content processor	• Cost effective ARM based processors with integrated peripherals, networking and Layer 7 acceleration	• Broadband and consumer • Connected home & office

PureVu Video processors	• CNW31XX • CNW35XX • CNW36XX	• Video Conferencing • Embedded • Wireless HD	• HD Video conferencing • Digital Video recorders • Embedded applications • Wireless HDMI cable replacement applications	• Enterprise and service provider • Connected home & office • Video capture, process and display segments

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

Our OCTEON Plus family of processors approximately doubles the application performance available in our previous generation of OCTEON processors. The OCTEON Plus processor family added new interfaces and acceleration features for packet processing, quality of service and content processing for multimedia aware networking and 3G, 4G, and WiMax wireless applications. The OCTEON Plus processor family expanded OCTEON’s core target markets with the new category called the Storage Services Processor, or SSP family. The OCTEON SSP provides hardware acceleration for storage applications such as iSCSI, RAID 6 and data de-duplication. The new OCTEON SSP family is aimed at iSCSI targets, Fiber Channel to iSCSI bridges and disk arrays.

Our NITROX processor family offers stand-alone security processors that provide the functionality required for secure communication in a single chip. These single chip, custom-designed processors provide the complete security protocol processing, encryption and authentication algorithms to reduce the load on the system processor and increase total system throughput. The NITROX family consists of products with up to 24 security processors on a chip that are used in a wide variety of OEM networking equipment, including security appliances, UTM appliances, Layer 4 through 7 load balancers, and other applications.

Our OCTEON broadband communication processor family targets wired and wireless broadband gateway applications, with performance requirements ranging from 100Mbps to 1Gbps. The MIPS64-based SoC OCTEON processors integrate single or dual 64-bit CPUs, and provide high performance security processing for applications requiring up to a 1Gbps line rate. These processors are primarily used for broadband routers, WLAN access points and UTM appliances.

The ECONA family consists of two main product lines based upon the distinct performance, feature, and cost requirements of the target network connected home and office markets. The ECONA CNS1XXX provides an integrated ARM CPU, comprehensive I/Os and hardware offload blocks for high performance home and office routers and gateways. The ECONA CNS2XXX provides even greater integration for the most cost and power sensitive home and office network applications. These processors implement the ARMtm core processor technology along with innovative hardware offload engines to provide up to Gigabit rate processing in the 0.5-1.5W power range. Additionally, optional advanced features such as L7 content inspection hardware are available to provide value added product features for the network connected home and office. The ECONA processor families are targeted for use in a wide variety of network connected home and office applications ranging from retail and small office wired to 802.11n WLAN routers. The ECONA CNS2XXX family provides the best solution for price and power sensitive applications such as IP cameras and home and office equipment.

The PureVu CNW3XXX product family consists of the CNW31XX, CNW35XX and the CNW36XX product lines, which are differentiated based on HD and standard definition (“SD”) capabilities and number of video ports. All PureVu CNW3XXX processors are register-programmed and software compatible. An SDK provides Linux driver support and an extensive API set for the target applications. Our family of PureVu CNW3XXX video processors offer the industry’s lowest latency, high channel density and low power solution for interactive and recording video applications. These processors integrate an H.264 encoder and decoder on a single chip with support for 1080p60 encode/decode, as well as encoding and decoding multiple HD, SD and CIF streams. Through our Super Low Latency (SLL) Technologytm many demanding interactive video applications are possible, using the CNW3XXX processors. The PureVu CNW3XXX processors are targeted for use in either highly interactive video applications or in high channel- density video recording applications or in applications that require both low latency and high channel-density; including video conferencing, wireless HDMI adapters, video surveillance DVRs and video servers, and single or multi-sensor HD and SD IP cameras.

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

Customers

We primarily sell our products to providers of networking, wireless, storage and electronic equipment, either directly or through contract manufacturing organizations and distributors. By providing comprehensive systems-level products along with our ecosystem partners, we provide our customers with products that empower their next-generation networking systems more quickly and at lower cost than other alternatives.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. Cisco systems, Inc. accounted for 29% and F5 Networks, Inc. and Sumitomo Corporation each accounted for 11% of net revenue in 2008.

Sales and Marketing

We currently sell our products through our direct sales and applications support organization to providers of networking equipment, original design manufacturers and contract electronics manufacturers, as well as through arrangements with distributors that fulfill third-party orders for our products.

We work directly with our customers system designers to create demand for our products by providing them with application-specific product information for their system design, engineering and procurement groups. Our technical marketing, sales and field application engineers actively engage potential customers during their design processes to introduce them to our product capabilities and target applications. We design products in an effort to meet the increasingly complex and specific design requirements of our customers. We typically undertake a multi-month sales and development process with our customer system designers and management. If successful, this process culminates in a customer decision to use our product in their system, which we refer to as a design win. Volume production can begin from nine months to three years after the design win depending on the complexity of our customer’s product and other factors. Once one of our products is incorporated into a customer’s design, it is likely to be used for the life cycle of the customer’s product. We believe this to be the case because a redesign would generally be time consuming and expensive.

Manufacturing

We use third-party foundries and assembly and test contractors to manufacture, assemble and test our semiconductor products. This outsourced manufacturing approach allows us to focus our resources on the design, sales and marketing of our products. Our foundries are responsible for procurement of the raw materials used in the production of our products. Our engineers work closely with our foundries and other contractors to increase yields, lower manufacturing costs and improve quality.

Integrated Circuit Fabrication.  Our integrated circuits are fabricated using complementary metal-oxide semiconductor, or CMOS processes, which provide greater flexibility to engage independent foundries to manufacture our integrated circuits. By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facility, which would not be feasible for a company at our stage of development. We currently outsource a substantial percentage of our integrated circuit manufacturing to Taiwan Semiconductor Manufacturing Company, or TSMC, with the remaining manufacturing outsourced to United Microelectronics Corporation, or UMC and Fujitsu Microelectronics or Fujitsu. We work closely with TSMC, UMC and Fujitsu to forecast on a monthly basis our manufacturing capacity requirements. Our integrated circuits are currently fabricated in several advanced, sub-micron manufacturing processes. Because finer manufacturing processes lead to enhanced performance, smaller size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technology in order to reduce cost and improve performance.

Assembly and Test.  Our products are shipped from our third-party foundries to third-party assembly and test facilities where they are assembled into finished integrated circuit packages and tested. We outsource all product packaging and substantially all testing requirements for these products to several assembly and test subcontractors, including ASE Electronics in Taiwan and Singapore, as well as ISE in the United States. Our products are designed to use standard packages and to be tested with widely available test equipment.

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

Research and Development

We believe that our future success depends on our ability to introduce enhancements to our existing products and to develop new products for both existing and new markets. Our research and development efforts are directed largely to the development of additional high-performance multi-core microprocessor semiconductors. We are also focused on incorporating functions currently provided by stand-alone semiconductors into our products. We have assembled a team of highly skilled semiconductor and embedded software design engineers who have strong design expertise in high performance multi-core microprocessor design, along with embedded software, security and networking expertise. Our engineering design teams are located in Mountain View, California, Marlborough, Massachusetts, Beijing, China, Hsin-Chu, Taiwan, Madrid, Spain and Hyderabad and Chennai, India. As of December 31, 2008, we had 238 employees in our research and development group. Our research and development expenses were $27.2 million, $19.5 million and $18.7 million for the years ended December 31, 2008, 2007 and 2006 respectively.

Business Combinations

During the year ended December 31, 2008, we completed three acquisitions for approximately $18.9 million in consideration, including acquisition related expenses. On May 20, 2008, we acquired certain assets of Parallogic Corporation (“Parallogic”) for approximately $1.3 million. The acquisition of Parallogic allows us to gain access to Parallogic’s developed multi-core software technology focused on gigabit packet processing and security applications. On August 1, 2008, we acquired substantially all of the assets of Star for approximately $9.6 million. The acquisition of Star provides us with a highly experienced stand-alone SOC processor team based in Taiwan. On December 23, 2008, we acquired W&W for approximately $8.0 million. Additionally, in order to effect the acquisition of W&W, we assumed and immediately paid-off W&W’s notes payable of approximately $8.9 million as defined in the merger agreement. The acquisition of W&W allows us to gain access to the W&W’s developed technology and its design team for the emerging consumer market for high definition encoding semiconductors. For a complete discussion on our 2008 acquisitions, see “Note 5 Business Combinations” in Item 8, of this Annual Report, which is incorporated herein by reference.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections.

As of December 31, 2008, we had 15 issued and 29 pending patent applications in the United States, and two issued and 28 pending foreign patent applications. The 15 issued patents in the United States expire in the years beginning in 2023 through 2025. The two issued foreign patents expire in 2022. Our issued patents and pending patent applications relate to security processors, multi-core microprocessor processing and other processing concepts. We focus our patent efforts in the United States, and, when justified by cost and strategic importance, we file corresponding foreign patent applications in strategic jurisdictions such as Japan and Europe. Our patent strategy is designed to provide a balance between the need for coverage in our strategic markets and the need to maintain costs at a reasonable level. We believe our issued patents and patent applications, to the extent the applications are issued, may be used defensively by us in the event of future intellectual property claims.

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

We obtained a registration for our OCTEON and NITROX trademark in the United States. We also have a license from MIPS Technologies, Inc. to use cnMIPS as a trademark.

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

Despite our efforts to protect our trade secrets and proprietary rights through patents, licenses and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition, as we expand our international operations, effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. If we fail to protect our intellectual property and other proprietary rights, our business could be harmed.

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

In the networking, wireless, storage and connected home and office markets we consider our primary competitors to be other companies that provide embedded processor products to the market, including Broadcom Corporation, Freescale Semiconductor, Inc., Intel Corporation, Marvell Technology Group Ltd., PMC-Sierra, Inc., RMI Corporation, and to a lesser extent, Hifn, Inc. Most of these competitors offer products that differ in functionality and processing speeds and address some or all of our four target end markets. In comparison we offer a broad array of highly integrated, intelligent solutions at various performance levels and prices for each of our end markets. Our products generally include a multiple number of processor cores, greater integration of L4-L7 hardware acceleration and interfaces, and efficient power consumption for networking, communication and security applications. In the video capture, process and display market segments we consider our competition to be companies that provide video encode and decode solutions, including TI DSPs and SOCs for H.264 encoding and Amimon for wireless replacement of HDMI cables and wireless video displays.

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

Employees

As of December 31, 2008, we had 347 regular employees located in the United States, India, Asia and Europe, which was comprised of: 18 employees in manufacturing operations, 238 in engineering, research and development, 91 in sales, marketing and administrative. None of our employees is represented by a labor union and we consider current employee relations to be good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of February 26, 2009:

Syed B. Ali	50	President, Chief Executive Officer, Director and Chairman of the Board of Directors
Arthur D. Chadwick	52	Vice President of Finance and Administration, Chief Financial Officer and Secretary
Anil K. Jain	52	Corporate Vice President, IC Engineering
Rajiv Khemani	41	Vice President and General Manager of Networking and Communications Division
Sandeep Vij	43	Vice President and General Manager of Broadband and Consumer Division

Syed B. Ali is one of our founders and has served as our President, Chief Executive Officer and Chairman of the Board of Directors since the inception of the Company in 2000. From 1998 to 2000, Mr. Ali was Vice President of Marketing and Sales at Malleable Technologies, a communication chip company of which he was a founding management team member. Malleable Technologies was acquired by PMC Sierra, a communication IC company in 2000. From 1994 to 1998, Mr. Ali was an Executive Director at Samsung Electronics. Prior to that, he had various positions at Wafer Scale Integration, a division of SGS-Thompson, Tandem Computer, and American Microsystems. He received a BE (Electrical Engineering) from Osmania University, in Hyderabad, India and an MSE from the University of Michigan.

Arthur D. Chadwick has served as our Vice President of Finance and Administration, Chief Financial Officer and Secretary since December 2004. Prior to joining us, from 1989 to 2004, Mr. Chadwick served as the Senior Vice President of Finance and Administration and Chief Financial Officer at Pinnacle Systems, a provider of digital video processing solutions. From 1979 through 1989, Mr. Chadwick served in various financial and management roles at American Microsystems, Austrian Microsystems, Gould Semiconductor and AMI-Philippines. Mr. Chadwick received a BS degree in Mathematics and an MBA in Finance, both from the University of Michigan.

Anil K. Jain has served as our Corporate Vice President of IC Engineering since January 2001, and is a founding management team member. Prior to joining us, from 1998 to 2000 he was at Compaq Computer, a computer manufacturer. From 1980 to 1998, Mr. Jain served at Digital Equipment Corporation, or DEC, as Senior Consulting Engineer when DEC was acquired by Compaq Computer. He received a BS degree in Electrical Engineering from Punjab Engineering College in Chandigarh India, and an MSEE from the University of Cincinnati.

Rajiv Khemani has served as our Vice President and General Manager of Networking and Communications Division since February 2009 and has served as our Vice President of Marketing and Sales since January 2007 and has served as our Vice President of Marketing since June 2003. Prior to joining us, from 1998 to May 2003, he worked for Intel Corporation, a microprocessor IC company. From 2002 to 2003, he served as General Manager of

Intel’s high-end network processor business unit. From 1999 to 2002, he served as Director of Marketing in Intel’s network processor division. He joined Intel through Intel’s acquisition of Netboost, a network processor startup. Prior to Netboost, Mr. Khemani held engineering, marketing and management positions at Network Appliance and Sun Microsystems. He received a bachelor degree in Computer Engineering from the Indian Institute of Technology, New Delhi, an MS in Computer Science from New York University and an MBA from Stanford University Graduate School of Business.

Sandeep Vij has served as our Vice President and General Manager of Broadband and Consumer Division since February 2009 and has served as our Vice President of Strategic Markets and Business Development since he joined the Company in May 2008. From 1996 to April 2008, Mr. Vij was on the executive staff of Xilinx Inc., a digital programmable logic manufacturer. From 2007-2008 he served as Vice President of Worldwide Marketing, Services and Support at Xilinx. From 2001 to 2007, he served as Vice President of Worldwide Marketing at Xilinx. From 1997 to 2001, he served as Vice President and General Manager, General Products Division at Xilinx where he held profit and loss responsibility for their high-volume FPGA products. Mr. Vij joined Xilinx in 1996 as Director of FPGA Marketing. From 1990 to 1996, Mr. Vij worked at Altera Corp. in a variety of marketing and management roles. Mr. Vij serves on the board of directors of Coherent, Inc., a laser and photonics company. Mr. Vij received his MS in electrical engineering from Stanford University and BS in electrical engineering from San Jose State University.

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

Risks Related to Our Business and Industry

We had a limited history of profitability, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.

We were established in 2000. Our first quarter of profitability since then was the quarter ended September 30, 2007 and we remained profitable until the quarter ended December 31, 2008. We experienced net income of $1.5 million and $2.2 million for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, our accumulated deficit was $57.2 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. As a public company, we also incur significant legal, accounting and other expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods may not be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur losses in the future.

We face intense competition and expect competition to increase in the future, which could reduce our revenue and customer base.

The market for our products is highly competitive and we expect competition to intensify in the future. This competition could make it more difficult for us to sell our products, and result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share or expected market share, any of which would likely seriously harm our business, operating results and financial condition. For instance, semiconductor products have a history of declining prices as the cost of production is reduced. However, if market prices decrease faster than product costs, gross and operating margins can be adversely affected. Currently, we face competition from a number of established companies, including Broadcom Corporation, Freescale Semiconductor, Inc., Intel Corporation, Marvell Technology Group Ltd., PMC-Sierra, Inc. and others. We also face competition from a number of private or smaller companies, including RMI Corporation and to a lesser extent, Hifn, Inc. and others. In addition, in the video capture, process and display market segments we consider our competition to be companies that provide video encode and decode solutions, including TI DSPs and SOCs for H.264 encoding and Amimon for wireless replacement of HDMI cables and wireless video displays.

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

Adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our operating results.

As our business has grown to both customers located in the United States as well as customers located outside of the United States, we have become increasingly subject to the risks arising from adverse changes in both the domestic and global economic and political conditions. For example, the direction and relative strength of the U.S. and International economies remains uncertain due to softness in the housing markets, difficulties in the financial services sector and credit markets and continuing geopolitical uncertainties. If economic growth in the United States and other countries’ economies continues to slow, the demand for our customer’s products could decline, which would then decrease demand for our products. Furthermore, if economic conditions in the countries into which our customers sell their products continue to deteriorate, some of our customers may decide to postpone or delay certain development programs, which would then delay their need to purchase our products. This could result in a reduction in sales of our products or in a reduction in the growth of our product sales. Any of these events would likely harm investors view of our business, our results of operations and financial condition.

We receive a substantial portion of our revenues from a limited number of customers, and the loss of, or a significant reduction in, orders from one or a few of our major customers would adversely affect our operations and financial condition.

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 57%, 56% and 56% of our net revenues from our top five customers for the years ended December 31, 2008, 2007 and 2006, respectively. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and in some cases the portion of our revenues attributable to certain customers may increase in the future. However, we may not be able to maintain or increase sales to certain of our top customers for a variety of reasons, including the following:

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

In the past, we have relied in significant part on our strategic relationships with customers that are technology leaders in our target markets. We intend to continue expanding such relationships and forming new strategic relationships but we cannot assure you that we will be able to do so. These relationships often require us to develop new products that may involve significant technological challenges. Our customers frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial amount of our resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in development could impair our relationships with our other strategic customers and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own product or adopt a competitor’s solution for products that they currently buy from us. If that happens, our sales would decline and our business, financial condition and results of operations could be materially and adversely affected.

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

We expect our revenues and expense levels to vary in the future, making it difficult to predict our future operating results. In particular, we experience variability in demand for our products as our customers manage their product introduction dates and their inventories. Given the current global economic uncertainty, the demand for our products may be more varied and difficult to ascertain in a timely and efficient manner.

Additional factors that could cause our results to fluctuate include, among other things:

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, and with the experience and capabilities that we need;

•	fluctuations in demand, sales cycles, product mix and prices for our products;

•	the timing of our product introductions, and the variability in lead time between the time when a customer begins to design in one of our products and the time when the customer’s end system goes into production and they begin purchasing our products;

•	the forecasting, scheduling, rescheduling or cancellation of orders by our customers;

•	our ability to successfully define, design and release new products in a timely manner that meet our customers’ needs;

•	changes in manufacturing costs, including wafer, test and assembly costs, mask costs, manufacturing yields and product quality and reliability;

•	the timing and availability of adequate manufacturing capacity from our manufacturing suppliers;

•	the timing of announcements by our competitors or us;

•	future accounting pronouncements and changes in accounting policies;

•	volatility in our stock price, which may lead to higher stock compensation expenses;

•	general economic and political conditions in the countries where we operate or our products are sold or used; costs associated with litigation, especially related to intellectual property; and

•	productivity and growth of our sales and marketing force.

Unfavorable changes in any of the above factors, most of which are beyond our control, could significantly harm our business and results of operations.

We may not sustain our growth rate, and we may not be able to manage any future growth effectively.

We have experienced significant growth in a short period of time. Our revenues increased from approximately $7.4 million in 2004 to approximately $19.4 million in 2005, $34.2 million in 2006, $54.2 million in 2007 and $86.6 million in 2008. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

To manage our growth successfully and to continue handling the responsibilities of being a public company, we believe we must effectively, among other things:

• recruit, hire, train and manage additional qualified engineers for our research and development activities, especially in the positions of design engineering, product and test engineering, and applications engineering;

•	add additional sales personnel and expand sales offices;

•	expand our administrative, financial and operational systems, procedures and controls; and

•	enhance our information technology support for enterprise resource planning and design engineering by adapting and expanding our systems and tool capabilities, and properly training new hires as to their use.

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

Additionally, if we concentrate resources on a new market that does not prove profitable or sustainable, our financial condition could decline.

Fluctuations in the mix of products sold may adversely affect our financial results.

Because of the wide price differences among our processors, the mix and types of performance capabilities of processors sold affect the average selling price of our products and have a substantial impact on our revenue. Generally, sales of higher performance products have higher gross margins than sales of lower performance products. We currently offer both higher and lower performance products in our NITROX, OCTEON, ECONA ARM and PureVu Video product families. To the extent our sales mix shifts toward increased sales of lower performance products; our overall gross margins will be negatively affected. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and as a result can negatively impact our financial results.

The semiconductor and communications industries have historically experienced significant fluctuations with prolonged downturns, which could impact our operating results, financial condition and cash flows

The semiconductor industry has historically exhibited cyclical behavior, which at various times has included significant downturns in customer demand. We began to see such a downturn in the fourth quarter of 2008 and expect this downturn to continue at least into 2009. Because a significant portion of our expenses is fixed in the near term or is incurred in advance of anticipated sales, we may not be able to decrease our expenses rapidly enough to offset any unanticipated shortfall in revenues. If this situation were to occur, it could adversely affect our operating results, cash flow and financial condition. Furthermore, the semiconductor industry has periodically experienced periods of increased demand and production constraints. If this happens in the future, we may not be able to produce sufficient quantities of our products to meet the increased demand. We may also have difficulty in obtaining sufficient wafer, assembly and test resources from our subcontract manufacturers. Any factor adversely affecting the semiconductor industry in general, or the particular segments of the industry that our products target, may adversely affect our ability to generate revenue and could negatively impact our operating results.

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

Our products are used in networking and security equipment including routers, switches, UTM appliances, intelligent switches, application-aware gateways, triple-play gateways, WLAN and 3G access and aggregation devices, storage networking equipment, servers, intelligent network interface cards, IP surveillance systems, wireless HDMI cable replacement systems, video conferencing systems and connected home and office equipment.

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

A portion of our sales is made through third-party distribution agreements. Termination of a distributor relationship, either by us or by the distributor, could result in a temporary or permanent loss of revenues, until a replacement distributor can be established to service the affected end-user customers. We may not be successful in finding suitable alternative distributors on satisfactory terms or at all and this could adversely affect our ability to sell in certain locations or to certain end-user customers. Additionally, if we terminate our relationship with a distributor, we may be obligated to repurchase unsold products. We record a reserve for estimated returns and price credits. If actual returns and credits exceed our estimates, our operating results could be harmed. Our arrangements with our distributors typically also include price protection provisions if we reduce our list prices.

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

To date, we have relied primarily on our direct marketing and sales force to drive new customer design wins and to sell our products. Because we are looking to expand our customer base and grow our sales to existing customers, we will need to hire additional qualified sales personnel in the near term and beyond if we are to achieve revenue growth. The competition for qualified marketing and sales personnel in our industry, and particularly in Silicon Valley, is very intense. If we are unable to hire, train, deploy and manage qualified sales personnel in a timely manner, our ability to grow our business will be impaired. In addition, if we are unable to retain our existing sales personnel, our ability to maintain or grow our current level of revenues will be adversely affected. Further, if we are unable to integrate and retain personnel acquired through our various acquisitions, we may not be able to fully capitalize on such acquisitions.

Stock options and restricted stock units generally comprise a significant portion of our compensation packages for all employees. The FASB requirement to expense the fair value of stock options awarded to employees beginning in the first quarter of our fiscal 2006 has increased our operating expenses and may cause us to reevaluate our compensation structure for our employees. Our inability to attract, retain and motivate additional key employees could have an adverse effect on our business, financial condition and results of operations.

In addition, we rely on stock-based awards as one means for recruiting, motivating and retaining highly skilled talent. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations. The decline in the trading price of our common stock has resulted in the exercise price of a portion of our outstanding options to exceed the current trading price of our common stock, thus lessening the effectiveness of these stock-based awards. Consequently, we may not continue to successfully attract and retain key personnel which would harm our business.

We have a limited operating history, and we may have difficulty accurately predicting our future revenues for the purpose of appropriately budgeting and adjusting our expenses.

We were established in 2000. Our first quarter of profitability since then was the quarter ended September 30, 2007 and we remained profitable until the quarter ended December 31, 2008. We experienced net income of $1.5 million and $2.2 million for the year ended December 31, 2008 and 2007, respectively. Since we have only five quarters of operating profitability, we do not have an extended history from which to predict and manage profitability. Our limited operating experience, a dynamic and rapidly evolving market in which we sell our products, our dependence on a limited number of customers, as well as numerous other factors beyond our control, including general market conditions, impede our ability to forecast quarterly and annual revenues accurately. As a result, we could experience budgeting and cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which could make it difficult for us to gain and maintain profitability and could increase the volatility of the market price of our common stock.

Some of our operations and a significant portion of our customers and contract manufacturers are located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability.

We have international sales offices and research and development facilities and we conduct, and expect to continue to conduct, a significant amount of our business with companies that are located outside the United States, particularly in Asia and Europe. Even customers of ours that are based in the U.S. often use contract manufacturers based in Asia to manufacture their systems, and it is the contract manufacturers that purchase products directly from us. As a result of our international focus, we face numerous challenges, including:

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

Our products are manufactured at a limited number of locations. If we experience manufacturing problems at a particular location, we would be required to transfer manufacturing to a backup location or supplier. Converting or transferring manufacturing from a primary location or supplier to a backup fabrication facility could be expensive and could take one to two quarters. During such a transition, we would be required to meet customer demand from our then-existing inventory, as well as any partially finished goods that can be modified to the required product specifications. We do not seek to maintain sufficient inventory to address a lengthy transition period because we believe it is uneconomical to keep more than minimal inventory on hand. As a result, we may not be able to meet customer needs during such a transition, which could delay shipments, cause a production delay or stoppage for our customers, result in a decline in our sales and damage our customer relationships. In addition, we have no long-term supply contracts with the foundries that we work with. Availability of foundry capacity has in the recent past been reduced due to strong demand. The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Foundry capacity may not be available when we need it or at reasonable prices which could cause us to be unable to meet customer needs, delay shipments, because a production delay or stoppage for our customers, result in a decline in our sales and harm our financial results.

In addition, a significant portion of our sales are to customers that practice just-in-time order management from their suppliers, which gives us a very limited amount of time in which to process and complete these orders. As a result, delays in our production or shipping by the parties to whom we outsource these functions could reduce our sales, damage our customer relationships and damage our reputation in the marketplace, any of which could harm our business, results of operations and financial condition.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal control over financial reporting. These Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. In the future, we may discover areas of our internal controls that need improvement. If our auditors or we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our rapid growth in recent periods and our possible future expansion through acquisitions, present challenges to maintain the internal control and disclosure control standards applicable to public companies. If we fail to maintain effective internal controls, we could be subject to regulatory scrutiny and sanctions and investors could lose confidence in the accuracy and completeness of our financial reports.

We rely on third-party technologies for the development of our products and our inability to use such technologies in the future would harm our ability to remain competitive.

We rely on third parties for technologies that are integrated into our products, such as wafer fabrication and assembly and test technologies used by our contract manufacturers, as well as licensed MIPS and ARM architecture technologies. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner and our ability to remain competitive would be harmed. In addition, if we are unable to successfully license technology from third parties to develop future products, we may not be able to develop such products in a timely manner or at all.

Our failure to protect our intellectual property rights adequately could impair our ability to compete effectively or to defend ourselves from litigation, which could harm our business, financial condition and results of operations.

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. We have been issued 15 patents in the United States and two patents in foreign countries and have an additional 29 patent applications pending in the United States and 28 patent applications pending in foreign countries. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. We expect that in the future we may receive, communications from various industry participants alleging our infringement of their patents, trade secrets or other intellectual property rights. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

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

Our third-party contractors are concentrated primarily in Taiwan and Japan, an area subject to earthquake and other risks. Any disruption to the operations of these contractors could cause significant delays in the production or shipment of our products.

Substantially all of our products are manufactured by third-party contractors located in Taiwan and to a lesser extent manufactured by a third party contractor located in Japan. The risk of an earthquake in Taiwan, Japan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. For example, several major earthquakes have occurred in Taiwan and Japan since our incorporation in 2000. Although our third-party contractors did not suffer any significant damage as a result of these most recent earthquakes, the occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry or assembly and test capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, if at all.

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

Our acquisition strategy may result in unanticipated accounting charges or otherwise adversely affect our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies and products of acquired companies or businesses, or be dilutive to existing shareholders.

In May 2008, we acquired certain assets of Parallogic, in August 2008 we acquired substantially all of the assets of Star, in December 2008, we acquired W&W and we may in the future acquire companies or assets of companies that we believe to be complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market or application skills or enhancing and expanding our existing product lines. In connection with any such future acquisitions, we may need to use a significant portion of our available cash, issue additional equity securities that would dilute current stockholders’ percentage ownership and incur substantial debt or contingent liabilities. Such actions could adversely impact our operating results and the market price of our common stock. In addition, difficulties may occur in assimilating and integrating the operations, personnel, technologies, and products of acquired companies or businesses. In addition, key personnel of an acquired company may decide not to work for us. Moreover, to the extent we acquire a company with existing products; those products may have lower gross margins than our customary products, which could adversely affect our gross margin and operating results. If an acquired company also has inventory that we assume, we will be required to write up the carrying value of that inventory to fair value.

When that inventory is sold, the gross margins for those products are reduced and our gross margins for that period are negatively affected. Furthermore, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of such acquired businesses. As a result, we would be required to record material amounts of goodwill, and acquired in-process research and development charges and other intangible assets, which could result in significant impairment and acquired in-process research and development charges and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

Our investment portfolio may become impaired by further deterioration of the capital markets.

Our cash equivalents at December 31, 2008 consisted primarily of money market instruments, which are invested primarily in United States treasury securities, bonds of government agencies, and corporate bonds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of December 31, 2008, we had no direct holdings in these categories of investments and our indirect exposure to these financial instruments through our holdings in money market instruments was immaterial. As of December 31, 2008, we had no impairment charge associated with our cash equivalents relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through December 31, 2008, our stock price has fluctuated from a low of $8.88 to a high of $35.60. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Our directors, executive officers and principal stockholders and their affiliates beneficially owned approximately 47% of our outstanding common stock as of December 31, 2008. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.

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

Our principal executive offices are located in a leased facility in Mountain View, California, consisting of approximately 32,500 square feet of office space under lease that expires at the end of August 2011. This facility accommodates our principal software engineering, sales, marketing, operations and finance and administrative activities. In connection with our acquisition of W&W, we assumed W&W’s lease of office space in Sunnyvale, California consisting of approximately 10,553 square feet that expires in January 2011. We also occupy space in Marlborough, Massachusetts, consisting of approximately 74,735 square feet of office space under a lease that expires at the end of April 2013, which accommodates our product design team. Internationally, we also lease offices in Hyderabad and Chennai, India, consisting of approximately 14,286 square feet that expires at the end of May 2013, which accommodates our product design team. In addition, we lease office spaces that are not considered principal offices in Beijing, China, Hsin-Chu, Taiwan and Madrid, Spain which accommodates our product design teams. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available for lease to meet future needs.

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

No matters were submitted to a vote of our security holders during the fourth quarter ended December 31, 2008.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been quoted on The NASDAQ Global Market under the symbol “CAVM” since our initial public offering on May 2, 2007. Prior to that time, there was no public market for our common stock. As of February 19, 2009, there were approximately 160 holders of record of our common stock.

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by The NASDAQ Global Market.

	High	Low

First Quarter 2008	$23.20	$14.22
Second Quarter 2008	$26.10	$16.32
Third Quarter 2008	$20.71	$12.33
Fourth Quarter 2008	$14.42	$8.88
Second Quarter 2007 (from May 7, 2007)	$26.27	$16.44
Third Quarter 2007	$35.60	$21.53
Fourth Quarter 2007	$34.75	$21.63

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

Stock Performance Graph(1)

The graph set forth below shows a comparison of the cumulative total stockholder return on our common stock between May 2, 2007 (the date of our initial public offering) and December 31, 2008, with the cumulative total return of (i) the NASDAQ Computer Index and (ii) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100,000 on May 2, 2007 in our common stock, the NASDAQ Computer Index and the NASDAQ Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on May 2, 2007 was the closing sales price of $16.45 per share. The stockholder return shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns. Information used in the graph was obtained from Yahoo, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	5/2/2007	12/31/2007	6/30/2008	12/31/2008

Cavium Networks	100.0	139.9	127.7	63.9
Nasdaq Composite Index	100.0	103.7	89.6	61.7
Nasdaq Computer Index	100.0	115.8	97.0	61.8

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Recent Sales of Unregistered Securities

(a)	Sales of Unregistered Securities

On December 23, 2008, we issued an aggregate of 338,245 shares of our common stock to certain shareholders of W&W in connection with our acquisition of W&W. No cash was paid to us for such issuance of our common stock. The issuance of the shares was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)	Use of Proceeds from Public Offering of Common Stock

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-140660), that was declared effective by the SEC on May 1, 2007. We registered 7,762,500 shares of our common stock with a proposed maximum aggregate offering price of $104.8 million, all of which we sold. The offering was completed after the sale of all 7,762,500 shares. Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. were the joint book-running managing underwriters of our initial public offering and Thomas Weisel Partners LLC, Needham & Company, LLC and JMP Securities LLC acted as co-managers. As of December 31, 2008, $67.4 million of the approximately $94.7 million in net proceeds received by us in the offering, after deducting approximately $7.3 million in underwriting discounts, commissions, and $2.8 million in other offering costs, were invested in various interest-bearing instruments, and $27.3 million of the net proceeds had been used for acquisitions, general corporate purposes, including the repayment of the outstanding balances under the term loan with Silicon Valley Bank, and general and administrative and manufacturing expenses. None of the expenses or payments were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended December 31, 2008, 2007 and 2006, and the summary consolidated balance sheet data as of December 31, 2008 and 2007, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2005 and 2004, and the summary consolidated balance sheet data as of December 31, 2006, 2005 and 2004, are derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenue	$86,609	$54,203	$34,205	$19,377	$7,411
Cost of revenue(1)(2)	35,639	19,898	13,092	7,865	3,080

Gross profit	50,970	34,305	21,113	11,512	4,331

Operating expenses:
Research and development(2)	27,180	19,548	18,651	16,005	12,010
Sales, general and administrative(2)	22,111	14,688	10,058	6,840	3,752
In-process research and development	1,319	—	—	—	—

Total operating expenses	50,610	34,236	28,709	22,845	15,762

Income (loss) from operations	360	69	(7,596)	(11,333)	(11,431)

Other income (expense), net:
Interest expense	(499)	(622)	(707)	(183)	(388)
Warrant revaluation expense	—	(573)	(467)	(411)	—
Interest income and other	2,576	3,458	345	355	86

Total other income (expense), net	2,077	2,263	(829)	(239)	(302)

Income (loss) before income tax expense and cumulative effect of change in accounting principle	2,437	2,332	(8,425)	(11,572)	(11,733)
Income tax expense	930	142	560	—	—

Income (loss) before cumulative effect of change in accounting principle	1,507	2,190	(8,985)	(11,572)	(11,733)
Cumulative effect of change in accounting principle	—	—	—	(100)	—

Net income (loss)	$1,507	$2,190	$(8,985)	$(11,672)	$(11,733)

Net income (loss) per common share, basic	$0.04	$0.08	$(1.11)	$(1.59)	$(1.82)
Shares used in computing basic net income (loss) per common share	40,385	29,006	8,066	7,319	6,459
Net income (loss) per common share, diluted	$0.04	$0.07	$(1.11)	$(1.59)	$(1.82)
Shares used in computing diluted net income (loss) per common share	42,566	32,432	8,066	7,319	6,459

(1)	Includes acquired intangible asset amortization of $1,737, $860, $1,116, $1,007 and $254, in the years ended December 31, 2008, 2007, 2006, 2005, and 2004, respectively.

(2)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2008(3)	2007(3)	2006(3)	2005	2004
	(In thousands)

Cost of revenue	$179	$43	$9	$—	$—
Research and development	2,684	805	396	10	—
Sales, general and administrative	3,194	1,021	340	75	85

(3)	We applied the provisions of SFAS 123(R) in 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$77,027	$98,462	$10,154	$7,879	$18,381
Working capital	90,335	105,048	11,689	6,160	17,718
Total assets	151,164	134,610	29,962	20,219	28,731
Preferred stock warrant liability	—	—	701	1,184	—
Capital lease and technology license obligations	4,735	8,530	3,580	3,087	—
Notes payable	—	—	4,000	—	—
Other non-current liabilities	1,162	—	39	74	—
Convertible preferred stock	—	—	72,437	61,820	62,339
Common stock and additional paid-in capital	185,784	175,580	3,740	1,261	641
Total stockholders’ equity (deficit)	$128,561	$116,850	$(57,180)	$(50,674)	$(39,776)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in the document.

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “estimate,” “project,” “predict,” “potential,” “continue,” “strategy,” “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expression intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially difference from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

We acquired W&W in the fourth quarter of 2008. Total merger consideration was approximately $8.0 million. This acquisition launches us into the high growth video processor market with a broad product line called PureVutm. The PureVutm family of video processors and modules incorporate proprietary and patent pending video technology that produce perceptual lossless video quality and deliver practically zero latency with extremely low power and cost. Through the acquisition of substantially all of the assets of Star in the third quarter of 2008 for a purchase price of approximately $9.6 million, we also added the Star ARM-based processors to our portfolio to address connected home and office applications. For a complete discussion on our 2008 acquisitions, see “Note 5 Business Combinations” in Item 8, of this Annual Report, which is incorporated herein by reference.

Since inception, we have invested heavily in new product development and achieved our first quarter of profitability during the quarter ended September 30, 2007. Our net revenue has grown from $19.4 million in 2005 to $34.2 million in 2006, $54.2 million in 2007, and $86.6 million in 2008, driven primarily by demand in the enterprise network and data center markets, and more recently by increased demand in the broadband and consumer markets. We expect sales of our products for use in the enterprise network and data center markets to continue to represent a substantial portion of our revenue in the foreseeable future. However, we expect sales into those markets to decline as a percentage of overall sales as sales in the broadband and consumer and the access and service provider markets are expected to increase at a faster rate than the expected increase in sales into the enterprise network and data center markets.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, the disclosure of contingencies as of the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters that may affect our future financial condition or results of operations.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if the changes in estimate that are reasonably likely to occur could materially impact the financial statements. Our management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. See Note 1 to our audited consolidated financial statements for a more comprehensive discussion of our significant accounting policies. We believe the following critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition;

•	product warranty accrual;

•	stock-based compensation;

•	inventory valuation;

•	accounting for income taxes;

•	mask costs;

•	business combinations; and

•	goodwill and purchased intangible assets.

Revenue Recognition

We derive our revenue primarily from sales of semiconductor products. We recognize revenue from product sales applying the provisions of Staff Accounting Bulletin No. 104 “Revenue Recognition,” (“SAB 104”). Under SAB 104, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is deemed fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. Our price is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices, which is often memorialized with a customer purchase order. Our agreements with non-distributor customers do not include rights of return or acceptance provisions. We assess the ability to collect from our customers based on a number of factors, including credit worthiness and any past transaction history of the customers.

Revenue is recognized upon shipment for sales to distributors with limited rights of returns and price protection if we conclude we can reasonably estimate the credits for returns and price adjustments issuable. We record an estimated allowance, at the time of shipment, based on the historical patterns of returns and pricing credits of sales recognized upon shipment. The credits issued to distributors or other customers were not material in the years ended December 31, 2008, 2007 and 2006.

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if it cannot reasonably estimate the level of returns and credits issuable.

We also derive a small portion of our revenue in the form of license and maintenance fees through licensing our software products. The value of any support services is recognized as services revenue on a straight-line basis over the term of the related support period, which is typically one year.

In addition, we also enter into development agreements with some of our customers. Development revenue is recognized under the proportional performance method, with the associated costs included in cost of sales. We estimate the proportional performance of the development contracts based on an analysis of progress toward completion. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. To date, we have not recorded any such losses. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. To the extent we are unable to estimate the proportional performance then the revenue is recognized on a completed contract basis.

Warranty Accrual

Our products are subject to a one-year warranty period and we provide for the estimated future costs of replacement upon shipment of the product in the accompanying statements of operations. Our warranty accrual is estimated based on historical claims compared to historical revenue and our expectations regarding future experience. Our actual warranty costs in the future may vary from our historical warranty costs, which could result in adjustments to our warranty reserves in future periods.

Stock-Based Compensation

We apply the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the prospective transition method, which requires us to apply the provisions of SFAS 123(R) only to awards granted, modified, repurchased or cancelled after the adoption date.

Under SFAS 123(R), share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as compensation expense net of an estimated forfeiture rate over the vesting period. We use the Black-Scholes option-pricing model to determine the fair value of stock options, which require various subjective assumptions, including expected volatility, expected term and the risk-free interest rates. We estimate the expected volatility based on the historical stock price volatility of comparable companies over the estimated expected term of our share-based awards. We use the simplified method as permitted under the provisions of Staff Accounting Bulletin No. 110, “Year-End Help for Existing Employee Stock Options,” to determine the expected term of our share-based awards. We calculate the expected forfeiture rate based on average historical trends. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates and judgment. If factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Inventory Valuation

We write down inventory based on aging and forecasted demand. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require management to make estimates that may include uncertain elements. If actual market conditions or demand for our products are less favorable than those projected, additional inventory write-downs may be required, which would negatively affect gross margins in the period when such write-downs are recorded.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to compute income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant judgment is required in determining the valuation allowance recorded against our deferred tax assets. In assessing the valuation allowance, we consider all available evidence including past operating results and estimates of future taxable income. Our net deferred tax assets relate predominantly to our United States tax jurisdiction. We currently maintain a full valuation allowance on our net deferred tax assets. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Our expected U.S. loss, among other considerations, provides negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against our net deferred tax assets. We intend to maintain a full valuation allowance on our net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense.

We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. We believe that our reserve for uncertain tax positions, including related interest, is adequate. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows.

In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to record additional income tax expense or establish an additional valuation allowance, which could materially impact our financial position and results of operations.

Mask Costs

We incur costs for the fabrication of masks used by our contract manufacturers to manufacture wafers that incorporate our products. We capitalize the costs of fabrication masks that are reasonably expected to be used during production manufacturing. Such amounts are included within property and equipment and are generally depreciated over a period of 12 months. If we do not reasonably expect to use the fabrication mask during production manufacturing, the related mask costs are expensed to research and development in the period in which the costs are incurred.

Business Combinations

We account for business combinations in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), which requires the purchase method of accounting for business combinations. In accordance with SFAS 141, we determine the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with SFAS 141, we allocate the purchase price of business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. Management makes valuation assumptions that require significant estimates, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to future expected cash flows from customer contracts, customer lists, and distribution agreements and acquired developed technologies, expected costs to develop IPR&D into commercially viable products, estimated cash flows from projects when completed and discount rates. We estimate fair value based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Effective January 1, 2009, we are required to account for business combinations in accordance with the SFAS No. 141 (revised 2007), or SFAS No. 141R, Business Combinations, which replaces SFAS No 141.

Goodwill and Purchased Intangible Assets

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets and liabilities assumed. We review goodwill and finite-lived purchased intangible assets for impairment at least annually and whenever changes in events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. Applying the provisions of SFAS No. 142, “Goodwill and Intangible Assets,” we perform goodwill impairment test at the Company level, which is the sole reporting unit. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired. We did not record any impairment charges relating to the carrying value of goodwill during the years ended December 31, 2008 and 2007. Applying the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” we perform impairment of finite-lived intangibles for the carrying value and the remaining useful lives of the assets. During the years ended December 31, 2008, 2007 and 2006 we did not record any impairment charges. Significant management judgment is required in the forecasts of future operating results that are used in the evaluation of carrying value of goodwill and finite-lived intangible assets. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

Results of Operations

Net Revenue.  Our net revenue consists of primarily sales of our semiconductor products to providers of networking equipment and their contract manufacturers and distributors. Initial sales of our products for a new design are usually made directly to providers of networking equipment as they design and develop their product. Once their design enters production, they often outsource their manufacturing to contract manufacturers that purchase our products directly from us or from our distributors. We price our products based on market and competitive conditions and periodically reduce the price of our products, as market and competitive conditions change, and as manufacturing costs are reduced. We do not experience different margins on direct sales to providers of networking equipment and indirect sales through contract manufacturers because in all cases we negotiate product pricing directly with the providers of networking equipment. To date, all of our revenue has been denominated in United States dollars.

We also derive revenue in the form of license and maintenance fees through licensing our software products, which helps our customers build products around our SoCs in a more time and cost efficient manner. Revenue from such arrangements totaled $2.2 million, $1.1 million and $740,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Our customers representing greater than 10% of revenue for each of the years ended December 31, were as follows:

	Year Ended December 31,
	2008	2007	2006

Percentage of total revenue
Cisco	29%	23%	19%
F5 Networks	11	18	21
Sumitomo	11	*	*

*	Represents less than 10% of consolidated net revenue

Our distributors are used primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through distributors was $29.4 million, $13.2 million and $10.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, which accounted for 33.9%, 24.4%, and 30.7% of net revenue for the years ended December 31, 2008, 2007 and 2006, respectively. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. During the quarter ended June 30, 2007, we signed a distribution agreement with Avnet, Inc. to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet, revenue and costs are deferred until products are sold by Avnet to their end customers. For the year ended December 31, 2008, 3.6% of our net revenues were from products sold by Avnet. For the year ended December 31, 2007, less than 1% of our net revenues were from products sold by Avnet. Revenue recognition depends on notification from Avnet that product has been sold to Avnet’s end customers.

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods indicated were:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

United States	$44,787	$32,748	$19,483
Japan	11,559	2,732	2,612
Taiwan	11,533	10,500	7,403
China	6,206	3,367	2,290
Other countries	12,524	4,856	2,417

Total	$86,609	$54,203	$34,205

Cost of Revenue and Gross Margin.  We outsource wafer fabrication, assembly and test functions of our products. A significant portion of our cost of revenue consists of payments for the purchase of wafers and for assembly and test services, amortization of acquired intangibles and amortization related to capitalized mask costs. To a lesser extent, cost of revenue includes expenses relating to our internal operations that manage our contractors, stock-based compensation, the cost of shipping and logistics, royalties, inventory valuation expenses for excess and obsolete inventories, warranty costs and changes in product cost due to changes in sort, assembly and test yields. In general, our cost of revenue associated with a particular product declines over time as a result of yield improvements, primarily associated with design and test enhancements.

We use third-party foundries and assembly and test contractors, which are primarily located in Asia, to manufacture, assemble and test our semiconductor products. We purchase processed wafers on a per wafer basis from our fabrication suppliers, which are currently TSMC, UMC and Fujitsu. We also outsource the sort, assembly, final testing and other processing of our product to third-party contractors, primarily ASE and ISE. We negotiate wafer fabrication on a purchase order basis and do not have long-term agreements with any of our third-party contractors. A significant disruption in the operations of one or more of these contractors would impact the production of our products which could have a material adverse effect on our business, financial condition and results of operations.

Cost of revenue also includes amortized costs related to certain acquired technology assets in 2004 and 2005, and our acquisitions of Parallogic in May 2008, Star in August 2008 and W&W in December 2008. In August 2004, we acquired certain assets of Brecis Communications Corporation, which included the purchase of its secure communication processor product line. We capitalized a total of $2.3 million of developed technology and amortized that amount on a straight-line basis over the expected useful life of three years. In April 2005, we acquired Menlo Logic, LLC, which included the purchase of technology used for secure communication. We capitalized a total of $1.1 million of developed technology and amortized that amount on a straight-line basis over the expected useful life of three years. In May 2008, we acquired certain assets of Parallogic. The acquisition included identifiable intangible assets of approximately $450,000, which consisted of intellectual property related to the developed technology as well as incremental value associated with existing customer relationships. We capitalized identifiable intangibles and are amortizing the amount on a straight-line basis over the expected useful life of one to five years. In August 2008, we acquired substantially all of the assets of Star, which included the purchase of identifiable intangible assets of $5.3 million. We capitalized the intangible assets and are amortizing the amount on a straight-line basis over the expected useful lives of less than a year to seven years. In December 2008, we acquired W&W, which included the purchase of identifiable intangible assets of $10.1 million. We capitalized the intangible assets and are amortizing the amount on a straight-line basis over the expected useful lives of less than a year to six years. The total intangible assets amortization expense included in cost of revenue was $1.7 million, $860,000 and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, in the year ended December 31, 2008, we incurred $470,000 expense related to the fair value adjustment of Star and W&W inventory.

In addition, we incur costs for the fabrication of masks used by our contract manufacturers to manufacture wafers that incorporate our products. The cost of fabrication mask sets has increased as we began transitioning from a 130-nanometer to a 90-nanometer process in our next-generation products in 2007. During the years ended December 31, 2008, 2007 and 2006, we capitalized $4.2 million, $3.6 million and $694,000 of mask costs, respectively. As our product processes continue to mature and as we develop more history and experience, we expect to capitalize most or all of our mask costs in the future. We amortize the cost of fabrication masks that we reasonably expect to use for production manufacturing over a 12-month period. Total amortized expenses for the masks included in cost of revenue was $3.5 million, $1.5 million and none for the years ended December 31, 2008, 2007 and 2006, respectively. The unamortized balance of capitalized mask costs at December 31, 2008 and December 31, 2007 was $2.1 million and $2.2 million, respectively. We anticipate that a large percentage of our total mask costs will be capitalized and amortized to cost of revenue.

Our revenue, cost of revenue, gross profit and gross margin for the years ended December 31, 2008, 2007 and 2006 were:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net revenue	$86,609	$54,203	$34,205
Cost of revenue	35,639	19,898	13,092

Gross Profit	$50,970	$34,305	$21,113

Gross Margin	58.9%	63.3%	61.7%

Our gross margin has been and will continue to be affected by a variety of factors, including the product mix, the cost of fabrication masks that are capitalized and amortized, average sales prices of our products, the amortization expense associated with the acquired intangible assets, the timing of cost reductions for fabricated wafers and assembly and test service costs, inventory valuation charges and the timing and changes in sort, assembly and test yields. Overall product margin is impacted by the mix between higher performance, higher margin products and lower performance, lower margin products. In addition, we typically experience lower yields and higher associated costs on new products, which improve as production volumes increase.

Research and Development Expenses.  Research and development expenses primarily include personnel costs, engineering design development software and hardware tools, allocated facilities expenses and depreciation of equipment used in research and development and stock-based compensation under SFAS 123(R).

We expect research and development expenses to continue to increase in total dollars. Additionally, as a percentage of revenue, these costs fluctuate from one period to another. Total research and development expenses for the years ended December 31, 2008, 2007 and 2006 were:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)

Research and development expenses	$27,180	$19,548	$18,651
Percent of total revenue	31.4%	36.1%	54.5%

Sales, General and Administrative Expenses.  Sales, general and administrative expenses primarily include personnel costs, accounting and legal fees, information systems, sales commissions, trade shows, marketing programs, depreciation, allocated facilities expenses and, stock-based compensation under SFAS 123(R). We expect sales, general and administrative expenses to increase in absolute dollars. Total sales, general and administrative costs for the years ended December 31, 2008, 2007 and 2006 were:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)

Sales, general and administrative	$22,111	$14,688	$10,058
Percent of total revenue	25.5%	27.1%	29.4%

Other Income (Expense), Net.  Other income (expense), net primarily includes interest income on cash and cash equivalents and, to a lesser extent, includes an interest expense component associated with the installment payment of capital leases. For the years ended December 31, 2007 and 2006 it also includes net adjustments we made to record our preferred stock warrants at fair value in accordance with FASB Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, or FSP 150-5. Upon the closing of our initial public offering in May 2007, these warrants were converted into warrants to purchase shares of our common stock and, as a result, we were no longer required to re-measure the warrants to fair value.

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)

Interest income and other	$2,576	$3,458	$345
Interest expense	(499)	(622)	(707)
Warrant revaluation expense	—	(573)	(467)

Total other income (expense), net	$2,077	$2,263	$(829)

Provision for Income Taxes.  The following table presents the provision for income taxes and the effective tax rates for the three years ended December 31, 2008:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)

Income (loss) before income taxes	$2,437	$2,332	$(8,425)
Income tax expense	930	142	560
Effective tax rate	38.2%	6.1%	−6.6%

We recorded income tax expense of $930,000, $142,000 and 560,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The provision for the years ended December 31, 2008 and 2007 was primarily due to the federal alternative minimum tax on profits in the United States adjusted by certain non-deductible items, international taxes and state income taxes. The provision at December 31, 2006 was primarily related to alternative minimum tax on profit in connection with establishing the international business structure.

Fiscal 2008 Compared to Fiscal 2007

Net Revenue.  Our net revenue was $86.6 million in 2008 as compared to $54.2 million in 2007, an increase of 59.8%. Of the 59.8% net revenue growth, 48.4% resulted from growth in broadband and consumer and enterprise network and data center markets and 10.3% resulted from the growth in access and service provider markets. The revenue growth in 2008 in each of the markets as described is mainly attributable to the new product introductions which drove the volume increases. The remaining 1.1% revenue growth resulted from the software and services markets.

In 2008, we derived 33.9% of our revenue from distributors compared to 24.4% in 2007.

Cost of Revenue and Gross Margin.  Gross margin decreased by 4.4 percentage points to 58.9% in 2008 from 63.3% in 2007. The decline in gross margin in 2008 compared to 2007 was primarily due to sales mix shift in 2008 towards increased sales of lower performance, lower margin products. In addition, to a lesser extent, the gross margin decline was due to amortization costs related to the acquired intangible assets and fair value adjustment of the acquired inventory from Star.

Research and Development Expenses.  Research and development expenses increased by $7.6 million, or 39%, to $27.2 million in 2008 from $19.5 million in 2007. The increase was primarily the result of higher salaries and benefit expenses of $3.4 million and stock-based compensation expenses of $1.9 million due to increased headcount. In addition, design tools accounted for $0.8 million of the increase and professional services and other miscellaneous expenses accounted for $1.5 million. Research and development headcount increased to 238 at the end of 2008 from 127 at the end of 2007.

Sales, General and Administrative Expenses.  Sales, general and administrative expenses increased $7.4 million, or 51%, to $22.1 million in 2008 from $14.7 million in 2007. Of the $7.4 million increase, stock-based compensation expense and salaries, benefits and commissions each accounted for $2.2 million resulting primarily from the increased headcount. In addition, accounting and legal fees and other services accounted for $1.9 million of the increase, and depreciation and other expenses accounted for the remaining $1.1 million. Sales, general and administrative headcount increased to 91 at the end of 2008 from 60 at the end of 2007.

In-process research and development.  In the year ended December 31, 2008, we recorded $1.3 million in-process research and development (“IPR&D”) expense related to our acquisition of W&W Communications, Inc. completed in December, 2008. The amount was expensed immediately as it relates to the acquisition of existing technology project which had not reached technological feasibility at the time of acquisition, and had no future alternative use. The fair value of the IPR&D was determined based on an income approach using the discounted cash flow method. A discount rate of 24% used to value the project was based on implied rate of return of the transaction, adjusted to reflect additional risks inherent in the acquired project.

Income Tax Expense.  Income tax expense increased by $0.8 million to $0.9 million in 2008 from $0.1 million in 2007. The increase was primarily due to higher federal alternative minimum tax on profits generated in the

United States in 2008 compared to 2007. In addition, the income tax expense was adjusted by certain non-deductible items, international taxes and state income taxes.

Other Income (Expense), Net.  Other income (expense), net, decreased by $0.2 million to $2.1 million in 2008 from $2.3 million in 2007. The decrease was primarily due to decrease in interest income resulting from lower interest rates in 2008 compared to 2007. Subsequent to our initial public offering in 2007, we are not required to record warrant revaluation expense associated with the preferred stock warrants, which, partially offsets the decline in 2008.

Fiscal 2007 Compared to Fiscal 2006

Net Revenue.  Our net revenue was $54.2 million in 2007 as compared to $34.2 million in 2006, an increase of 58.5%. The majority of the increase in sales from 2006 to 2007 related to an increase in sales of $15.5 million to existing customers, primarily a result of new design wins reaching commercial production. In each of 2007 and 2006, a substantial majority of our sales were to customers that sell into the enterprise network and data center markets. In 2007, we derived 24.4% of our revenue from distributors compared to 31.0% in 2006.

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

Quarterly Results of Operations

The following table sets forth our unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2008. The quarterly data have been prepared on the same basis as the audited consolidated financial statements. You should read this information together with our consolidated financial statements and related notes included elsewhere in this Annual Report. We anticipate that the rate of new orders may vary significantly from quarter to quarter. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and future quarters may be adversely affected. In addition, because of our limited operating history and the rapidly evolving nature of our business, we believe that period-to-period comparisons of revenue and operating results, including gross margin and operating expenses as a percentage of total revenue, are not necessarily meaningful and should not be relied upon as indications of future performance. Although we have experienced significant percentage growth in revenue, we do not believe that our historical growth rates are likely to be sustainable or necessarily indicative of future growth.

	Quarter Ended
	2008				2007
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(In thousands, except per share data)

Net revenue	$22,180	$24,525	$21,562	$18,342	$16,231	$14,165	$12,666	$11,141
Cost of revenue	11,145	10,099	7,808	6,587	5,811	5,207	4,698	4,182

Gross profit	11,035	14,426	13,754	11,755	10,420	8,958	7,968	6,959
Operating expenses:
Research and development	8,306	6,593	6,461	5,820	5,705	4,796	4,721	4,326
Sales, general and administrative	6,158	5,944	5,454	4,555	4,021	3,976	3,482	3,209
In-process research and development	1,319	—	—	—	—	—	—	—

Total operating expenses	15,783	12,537	11,915	10,375	9,726	8,772	8,203	7,535

(Loss) income from operations	(4,748)	1,889	1,839	1,380	694	186	(235)	(576)

Other income (expense), net:
Interest expense	(96)	(115)	(135)	(153)	(50)	(73)	(291)	(208)
Warrant revaluation expense	—	—	—	—	—	—	(349)	(224)
Interest income and other	476	499	609	992	1,265	1,307	817	69

Total other income (expense), net	380	384	474	839	1,215	1,234	177	(363)

(Loss) income before income tax expense	(4,368)	2,273	2,313	2,219	1,909	1,420	(58)	(939)
Income tax (benefit) expense	(11)	454	240	247	(59)	110	34	57

Net (loss) income	$(4,357)	$1,819	$2,073	$1,972	$1,968	$1,310	$(92)	$(996)
Net (loss) income per common share, basic and diluted	$(0.11)	$0.04	$0.05	$0.05	$0.05	$0.03	$0.00	$(0.12)

Revenue has increased sequentially in each of the quarters presented except for the fourth quarter of 2008 due to increases in the number of products sold to new and existing customers and international expansion. The revenue growth in 2008 is attributable to the increase in sales in the enterprise network and date center markets as well as broadband and consumer markets. Sales in the fourth quarter were negatively impacted due to the global economic downturn. In 2007 the revenue growth was primarily due to increase in sales into the enterprise network and data center markets. To date, we have not experienced any material impact from any seasonal effects on an annual or quarterly basis.

Gross margin percentages have fluctuated from quarter to quarter due to changing product mix, selling prices and manufacturing costs. The gross margin percentage remained flat from the first quarter of 2008 to the second quarter of 2008. The gross margin percentage decreased slightly from the second quarter of 2008 to the third quarter of 2008 due primarily to increase in amortization costs resulting from the acquisitions completed in 2008. The gross margin decline from the third quarter of 2008 to the fourth quarter of 2008 was due primarily to lower revenue combined with higher manufacturing costs and amortization costs resulting from the acquisitions completed in 2008. The gross margin percentage increased from the first quarter of 2007 to the fourth quarter of 2007 due to a change in product mix. If our mix changes toward lower margin products or if we are required due to competitive reasons or global market conditions to reduce pricing without a corresponding decrease in costs, our margins could decrease in the future.

Operating expenses in each of the quarters in 2008 and 2007 have generally increased. The increases were primarily related to the salaries, benefits and stock-based compensation costs resulting from the increased headcount and during the second half of 2008 primarily for the additional headcount resulting from our acquisitions. In addition, sales, general and administrative expenses increases in 2008 and 2007 are due to higher accounting and legal costs related to the development and implementation of our international structure and cost associated with being a public company.

Liquidity and Capital Resources

In May 2007, we received net proceeds of approximately $94.7 million (after underwriters’ discounts of $7.3 million and additional offering related costs of approximately $2.8 million). Our other primary sources of cash historically have been cash generated from operations, cash collections from customers, and cash received from the exercise of employee stock options. As of December 31, 2008, we had cash and cash equivalents of $77.0 million and net accounts receivable of $14.1 million.

Following is a summary of our working capital and cash and cash equivalents as of December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Working capital	$90,335	$105,048	$11,689
Cash and cash equivalents	77,027	98,462	10,154

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net cash provided by (used in) operating activities	$10,627	$6,176	$(7,819)
Net cash (used in) investing activities	(29,120)	(5,772)	(2,075)
Net cash (used in) provided by financing activities	(2,942)	87,904	12,169

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $4.5 million in 2008 compared to 2007. The increase in our cash flow from operations was primarily due to higher non-cash expense addition in 2008 compared to 2007. The non-cash additions were mainly attributable to the higher stock-based compensation due to increased headcount and higher amortization expenses resulting from the intangibles acquired in connection with the acquisitions completed in 2008. Changes in operating activities in 2008 in comparison to 2007 were primarily driven by increases of $6.1 million in inventory and $3.9 million in accounts receivable, partially offset by increase in changes in other assets and liabilities of $0.3 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities increased by $23.3 million in 2008 compared to 2007. The increase was primarily the result of $19.8 million in net cash paid for the acquisitions completed in 2008. In addition, $3.5 million of the increase in 2008 was the result of cash used for mask costs and other capital expenditures.

Net cash used in investing activities increased by $3.7 million to $5.8 million in 2007 from $2.1 million in 2006. The increase is due to the purchase of masks and design tools to support our product development and production needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $2.9 million for the year ended December 31, 2008 compared to net cash provided by financing activities of $87.9 million in 2007. In 2008, we paid $3.8 million in principal payments of capital lease and technology license obligations. These increases were partially offset by proceeds from stock option exercises. Net cash provided by financing activities in the year ended December 31, 2007, was primarily due to net proceeds of $94.7 million initial public offering.

Net cash provided by financing activities was $87.9 million for 2007 compared to $12.2 million for 2006. The increase in 2007 is primarily due to net cash provided from our initial public offering of $94.7 million, $1.1 million from issuance of common stock upon exercises of stock options, offset by the repayment of the term loan with Silicon Valley Bank of $4.0 million and principal payments of capital lease and technology license obligations of $3.8 million.

Cash equivalents consist primarily of an investment in a money market fund. As of December 31, 2008, we have not experienced any impairment charges due to such concentration of credit risk. We believe that our $77.0 million of cash and cash equivalents at December 31, 2008 and expected cash flow from operations will be sufficient to fund our projected operating requirements for at least twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of December 31, 2008, we believe our exposure related to the above indemnities at December 31, 2008 is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2008:

	Payments Due By Period
	Less Than			More Than
	1 Year	1 to 2 Years	3 to 5 Years	5 Years	Total
	(In thousands)

Operating lease obligations	$1,835	$3,532	$1,323	$—	$6,690
Capital lease obligations	2,862	2,183	—	—	5,045
Purchase obligations	4,185	—	—	—	4,185

Total	$8,882	$5,715	$1,323	$—	$15,920

We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, or FIN 48 on January 1, 2007. As of December 31, 2008, we had $4.0 million of total gross unrecognized tax benefits and related interest. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.

In addition to the contractual obligations noted in the table above, we also have the following funding commitments:

In connection with our acquisition of certain assets of Parallogic, we are obligated to make two installment payments of $220,000 each at the completion of certain milestones or the 18th and 36th month anniversaries of the acquisition date, whichever comes first. Of the $440,000, $220,000 was recorded as acquisition related payables in accrued expenses and other current liabilities and the remaining $220,000 was recorded in other non-current liabilities. In January 2009, we paid the first installment of $220,000 due to Parallogic’s achievement of the first milestone as defined in the Asset Purchase Agreement. As of February 26, 2009, Parallogic has not achieved the second milestone as defined in the Asset Purchase Agreement.

As of December 31, 2008, in connection with our acquisition of W&W, we recorded a total of purchase consideration related liabilities of $4.3 million. Of the $4.3 million, $3.8 million relates to the unpaid portion of the cash consideration and $475,000 relates to the unpaid portion of acquisition related expenses. As of February 26, 2009, we paid $3.4 million and we expect to pay the remaining $900,000 by the end of 2009.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) or SFAS 141R, Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The adoption of SFAS No. 141R could have a material effect on our financial position and results of operations as the release of any valuation allowance for acquired tax attributes subsequent to adoption would benefit the tax provision as opposed to recording the benefit to goodwill.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” or SFAS No. 160. SFAS No. 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, of adopting this standard on our financial position, results of operations and liquidity.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Asset.” FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other guidance under U.S. GAAP. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, of the adoption of FSP 142-3 on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” or FSP 157-3. FSP 157-3 clarified the application of SFAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets,” or EITF 08-7. EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of EITF 08-7 on our consolidated results of operations and financial condition.

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

Interest Rate Risk

We had cash and cash equivalents of $77.0 million at December 31, 2008, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short term nature. Declines in interest rates, however, will reduce future investment income.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cavium Networks, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cavium Networks, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

San Jose, California
March 2, 2009

CAVIUM NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
	(In thousands, except
	share and per share data)

Assets
Current assets:
Cash and cash equivalents	$77,027	$98,462
Accounts receivable, net of allowances of $203 and $177, respectively	14,054	9,768
Inventories	17,281	9,573
Prepaid expenses and other current assets	1,298	946

Total current assets	109,660	118,749
Property and equipment, net	11,115	11,608
Intangible assets, net	16,958	4,096
Goodwill	12,925	—
Other assets	506	157

Total assets	$151,164	$134,610

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,309	$5,311
Accrued expenses and other current liabilities	7,697	2,253
Deferred revenue	1,700	1,666
Capital lease and technology license obligations, current portion	2,619	4,471

Total current liabilities	19,325	13,701
Capital lease and technology license obligations, net of current portion	2,116	4,059
Other non-current liabilities	1,162	—

Total liabilities	22,603	17,760

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, par value $0.001:
10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2008 and 2007	—	—
Common stock, par value $0.001:
200,000,000 shares authorized; 41,183,010 and 40,307,361 shares issued and outstanding; as of December 31,2008 and 2007, respectively	41	40
Additional paid-in capital	185,743	175,540
Accumulated deficit	(57,223)	(58,730)

Total stockholders’ equity	128,561	116,850

Total liabilities and stockholders’ equity	$151,164	$134,610

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net revenue	$86,609	$54,203	$34,205
Cost of revenue	35,639	19,898	13,092

Gross profit	50,970	34,305	21,113

Operating expenses:
Research and development	27,180	19,548	18,651
Sales, general and administrative	22,111	14,688	10,058
In-process research and development	1,319	—	—

Total operating expenses	50,610	34,236	28,709

Income (loss) from operations	360	69	(7,596)

Other income (expense), net:
Interest expense	(499)	(622)	(707)
Warrant revaluation expense	—	(573)	(467)
Interest income and other	2,576	3,458	345

Total other income (expense), net	2,077	2,263	(829)

Income (loss) before income tax expense	2,437	2,332	(8,425)
Income tax expense	930	142	560

Net income (loss)	$1,507	$2,190	$(8,985)

Net income (loss) per common share, basic	$0.04	$0.08	$(1.11)
Shares used in computing basic net income (loss) per common share	40,385	29,006	8,066
Net income (loss) per common share, diluted	$0.04	$0.07	$(1.11)
Shares used in computing diluted net income (loss) per common share	42,566	32,432	8,066

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE
CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

							Total
	Mandatorily Redeemable Convertible				Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
	(In thousands, except share data)

Balance at December 31, 2005	21,091,375	$61,820	8,739,315	$9	$1,252	$(51,935)	$(50,674)
Common stock issued in connection with early-exercises of stock options subject to repurchase			33,868				—
Common stock issued in connection with other exercises of options			568,766		1,349		1,349
Vesting of early-exercised stock options					141		141
Repurchase of shares of unvested common stock			(32,599)		(20)		(20)
Stock-based compensation					745		745
Issuance of common stock in connection with warrants exercise			56,250				—
Issuance of Series B preferred stock in connection with warrants exercises	179,976	1,094			134		134
Issuance of Series D preferred stock, net of issuance costs of $15	1,032,037	8,965					—
Issuance of Series D preferred stock in connection with warrants exercises	60,809	558			130		130
Net loss						(8,985)	(8,985)

Balance as of December 31, 2006	22,364,197	72,437	9,365,600	9	3,731	(60,920)	(57,180)
Common stock issued in connection with early-exercises of stock options subject to repurchase			25,000				—
Common stock issued in connection with other exercises of options			717,212	1	1,451		1,452
Common stock issued in connection with vesting of restricted stock units			500				—
Vesting of early-exercised stock options					110		110
Repurchase of shares of unvested common stock			(14,585)		(10)		(10)
Stock-based compensation					1,908		1,908
Issuance of Series B preferred stock in connection with warrants exercises	181	3					—
Conversion of preferred stock to common stock due to IPO	(22,364,378)	(72,440)	22,364,378	22	72,418		72,440
Issuance of common stock for IPO, net of issuance cost of $2,790			7,762,500	8	94,660		94,668
IPO					1,272		1,272
Common stock warrants-net exercise			86,756				—
Net income						2,190	2,190

Balance at December 31, 2007	—	—	40,307,361	40	175,540	(58,730)	116,850
Common stock issued in connection with exercises of stock options			516,759	1	857		858
Common stock issued in connection with vesting of restricted stock units			25,125				—
Vesting of early-exercised stock options					70		70
Repurchase of shares of unvested common stock			(4,480)		(4)		(4)
Stock-based compensation					6,182		6,182
Issuance of common stock in connection with business acquisition			338,245		3,098		3,098
Net income						1,507	1,507

Balance at December 31, 2008	—	$—	41,183,010	$41	$185,743	$(57,223)	$128,561

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$1,507	$2,190	$(8,985)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	6,057	1,869	745
Amortization of warrant costs to interest expense	—	149	143
Revaluation of warrants to fair value	—	574	467
Depreciation and amortization	11,978	6,221	5,009
In-process research and development	1,319	—	—
Other	—	(20)	10
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(3,901)	(2,520)	(3,412)
Inventories	(6,063)	(4,528)	(2,919)
Prepaid expenses and other current assets	(66)	(322)	(41)
Other assets	(275)	49	(101)
Accounts payable	1,360	1,836	125
Deferred revenue	35	825	408
Accrued expenses and other current and non-current liabilities	(1,324)	(147)	732

Net cash provided by (used in) operating activities	10,627	6,176	(7,819)

Cash flows used in investing activities:
Purchases of property and equipment	(8,965)	(4,925)	(2,075)
Acquisition of businesses, net of cash acquired	(19,824)	—	—
Purchases of IP licenses and intangible assets	(331)	(847)	—

Net cash (used in) investing activities	(29,120)	(5,772)	(2,075)

Cash flows (used in) provided by financing activities:
(Repayment) proceeds from term loan financing	—	(4,000)	4,000
Proceeds from issuance of convertible preferred stock, net of issuance cost	—	—	8,965
Proceeds from initial public offering, net of banker’s discount and commission	—	97,459	—
Payments of initial public offering costs	—	(2,791)	—
Proceeds from issuance of common stock upon exercise of options	858	1,092	1,361
Principal payment of capital lease and technology license obligations	(3,796)	(3,846)	(2,915)
Repurchases of shares of unvested common stock	(4)	(10)	(20)
Proceeds from issuance of convertible preferred stock in connection with warrant exercise	—	—	778

Net cash (used in) provided by financing activities	(2,942)	87,904	12,169

Net (decrease) increase in cash and cash equivalents	(21,435)	88,308	2,275
Cash and cash equivalents, beginning of period	98,462	10,154	7,879

Cash and cash equivalents, end of period	$77,027	$98,462	$10,154

Supplemental disclosure of cash flow information:
Cash paid for interest	$499	$473	$564
Cash paid for taxes	$909	$469	$—
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with the acquisition of W&W	$3,098	$—	$—
Accrual for acquisition related costs	$4,709	$—	$—
Capital lease and technology license obligations	$723	$9,812	$3,408
Vesting of early exercised options	$70	$110	$141
Additions to property and equipment included in accounts payable and accrued expenses	$—	$1,057	$486
Net exercise of common stock warrants	$—	$462	$—
Conversion of mandatorily redeemable convertible preferred stock to common stock	$—	$72,440	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Organization

Cavium Networks, Inc., (the “Company”), was incorporated in the state of California on November 21, 2000 and was reincorporated in the state of Delaware effective February 6, 2007. The Company designs, develops and markets semiconductor processors for intelligent and secure networks.

During the year ended December 31, 2008, the Company completed purchases of Parallogic Corporation (“Parallogic”), Star Semiconductor Corporation (“Star”), and W&W Communications, Inc. (“W&W”) for approximately $18.9 million in consideration, including acquisition related expenses. For a complete discussion on the 2008 acquisitions, see “Note 5 Business Combinations,” which is incorporated herein by reference.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Cavium Networks, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Summary of Significant Accounting Policies

Cash & Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of an investment in a money market fund. As of December 31, 2008, we have not experienced any impairment charges due to such concentration of credit risk.

Allowance for Doubtful Accounts

The Company reviews its allowance for doubtful accounts by assessing individual accounts receivable over a specific age and amount, and all other balances on a pooled basis based on historical collection experience and economic risk assessment. The Company’s allowance for doubtful accounts was $34,000 and $38,000 as of December 31, 2008 and 2007, respectively.

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories consist of work-in-process and finished goods. Inventories not related to an acquisition are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value). The Company writes down inventory by establishing inventory reserves based on aging and forecasted demand. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values. Inventory reserves, once established, are not reversed until the related inventories have been sold or scrapped.

Inventory obtained through the purchases of Star and W&W, were recorded at fair market value less estimated costs to sell that inventory. The Company uses management estimates to determine the fair value of the inventory as of the respective acquisition date. The methodology involves stepping up the value of acquired finished goods from cost to expected sales value less variable costs to dispose. The total increase in inventory value related to recording it at fair value resulting from the Star and W&W acquisitions was approximately $709,000, which will be amortized through cost of sales over the estimated turn period of that inventory. As of December 31, 2008, approximately $470,000 of the inventory step up has been expensed to the statement of operations, as cost of revenues, since the inventory was shipped to the customer.

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

The Company capitalizes the cost of fabrication masks that are reasonably expected to be used during production manufacturing. Such amounts are included within property and equipment and are generally depreciated over a period of twelve months. If the Company does not reasonably expect to use the fabrication mask during production manufacturing, the related mask costs are expensed to research and development in the period in which the costs are incurred. The Company has capitalized $4.2 million, $3.6 million and $694,000 of mask costs for the years ended December 31, 2008, 2007 and 2006, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. According to the Company’s accounting policy, when such indicators are present, if the undiscounted cash flows expected to be generated from operations from those long-lived assets are less than the carrying value of those long-lived assets, the Company compares the fair value of the assets (estimated using discounted future net cash flows to be generated from the lowest common level of operations utilizing the assets) to the carrying value of the long-lived assets to determine any impairment charges. The Company reduces the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than their fair value. No impairment to the carrying value of long-lived assets was identified by the Company during the years ended December 31, 2008, 2007 and 2006.

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31,
	2008	2007	2006

Percentage of total net revenue
Customer A	29%	23%	19%
Customer B	11	18	21
Customer C	11	*	*

*	Represents less than 10% of the net revenue for the respective period end.

	2008	2007

Percentage of gross accounts receivable:
Customer D	21%	23%
Customer E	10	13

Intangible Assets

Prepaid technology licenses and acquired technologies, which includes technology acquired from other companies either as a result of acquisitions or licensing, are capitalized and amortized on the straight-line method over the estimated useful life of the technologies, which generally range from one to seven years depending on the nature of the intangible assets. Technology licenses payable in installments are capitalized using the present value of the payments.

Goodwill

Goodwill arising from business combinations is capitalized. Goodwill is not amortized but is subject to an impairment test at least annually. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) prohibits the amortization of goodwill. The Company reviews goodwill annually at

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the beginning of its fourth quarter and whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable in accordance with SFAS 142. For goodwill, the Company performs a two step impairment test. In the first step, the Company compares the fair value of its one reporting unit to its carrying value. The Company determines the fair value of the reporting unit by taking the market capitalization of the reporting unit as determined through quoted market prices. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment charge equal to the difference. No impairment to the carrying value of goodwill was identified by the Company during the years ended December 31, 2008 and 2007.

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

Revenue is recognized upon shipment for sales to distributors with limited rights of returns and price protection if the Company concludes it can reasonably estimate the credits for returns and price adjustments issuable. The Company records an estimated allowance, at the time of shipment, based on the Company’s historical patterns of returns and pricing credits of sales recognized upon shipment. The credits issued to distributors or other customers were not material in the three years ended December 31, 2008, 2007 and 2006.

Revenue and costs relating to sales to distributors are deferred if the Company grants more than limited rights of returns and price credits or if it cannot reasonably estimate the level of returns and credits issuable. The Company’s distribution agreement with Avnet, Inc. to distribute the Company’s products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet revenue and costs are deferred until products are sold by Avnet to its end customers. For the years ended December 31, 2008 and 2007, 3.6% and less than 1%, respectively, of the Company’s net revenues were from products sold by Avnet. Revenue recognition depends on notification from the distributor that product has been sold to Avnet’s end customers. Avnet reports to the Company, on at least a monthly basis, the product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled monthly to the Company’s deferred revenue and cost balances. Deferred income on shipments to Avnet is included in deferred revenue. Accounts receivable from Avnet is recognized and inventory is relieved when title to inventories transfers, which typically takes place at the time of shipment, which is the point in time at which the Company has a legal enforceable right to collection under normal payment terms.

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also derives revenue in the form of license and maintenance fees through licensing its software products. Revenue from such arrangements is recorded by applying the provisions of Statement of Position, or SOP No. 97-2, Software Revenue Recognition , as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions. Revenue from such arrangements totaled $2.2 million, $1.1 million and $740,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The value of any support services is recognized as services revenue on a straight-line basis over the term of the related support period, which is typically one year.

The Company also enters into development agreements with some of its customers. Development revenue is recognized under the proportional performance method, with the associated costs included in cost of revenue. The Company estimates the proportional performance of the development contracts based on an analysis of progress toward completion. The Company periodically evaluates the actual status of each project to ensure that the estimates to complete each contract remain accurate. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on progress toward completion of projects in progress. To the extent the Company is unable to estimate the proportional performance then the revenue is recognized on a completed performance basis. Revenue from such arrangements totaled $3.0 million and $3.0 million for the years ended December 31, 2008 and 2007, respectively, and none for the year ended December 31, 2006.

Total deferred revenue was $1.7 million as of December 31, 2008 and December 31, 2007, which includes deferred revenue associated with license and maintenance fees, development revenue and deferred income on shipment to Avnet.

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

	As of December 31,
	2008	2007
	(In thousands)

Beginning balance	$261	$161
Accruals	144	241
Settlements and adjustments made	(251)	(141)

Ending balance	$154	$261

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

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising

The Company expenses advertising costs as incurred. Advertising costs were $367,000, $345,000 and $214,000 for the years ended December 31, 2008, 2007 and 2006 respectively.

Operating Leases

The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent paid is recorded as accrued rent in accrued expenses and other current and non-current liabilities components of the consolidated balance sheets.

Income Taxes

The Company provides for deferred income taxes under the asset and liability method. Under this method, deferred tax assets, including those related to tax loss carryforwards and credits, and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets when management cannot conclude that it is more likely than not that the net deferred tax asset will be recovered. The Company currently maintains a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. The Company’s expected U.S. loss, among other considerations, provides negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against its net deferred tax assets. The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. The Company intends to maintain a full valuation allowance on its net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Accounting for Stock-Based Compensation

The Company applies the fair value recognition provisions of SFAS 123(R) using the prospective transition method, which requires it to apply the provisions of SFAS 123(R) only to awards granted, modified, repurchased or cancelled after the adoption date. Under this transition method, the Company’s stock-based compensation expense recognized during the year-ended December 31, 2006 is based on the grant date fair value of stock option awards the Company grants or modifies on or after January 1, 2006. The Company recognizes this expense on a straight-line basis over the options’ vesting periods. The Company estimates the grant date fair value of stock option awards under the provisions of SFAS 123(R) using the Black-Scholes option valuation model.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded stock-based compensation expense of $6.1 million, $1.9 million and $745,000, respectively. In future periods, stock-based compensation expense may increase as the Company issues additional stock-based awards to continue to attract and retain key employees. SFAS 123(R) also requires that the Company recognize stock-based compensation expense only for the portion of stock options that are expected to vest, based on the Company’s estimated forfeiture rate. If the actual number of future forfeitures differs from that estimated by management, the Company may be required to record adjustments to stock-based compensation expense in future periods.

The Company accounts for stock-based compensation arrangements with non-employees in accordance with SFAS 123 and Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The fair value of the stock options granted to non-employees was estimated using the Black-Scholes option valuation model. This model utilizes the estimated fair value of the Company’s common stock, the contractual term of the option, the expected volatility of the price of the Company’s common stock, risk-free interest rates and the expected dividend yields of the Company’s common stock. Stock-based compensation expense related

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to non-employees was $12,000, $114,000, and $70,000 and for the year ended December 31, 2008, 2007 and 2006, respectively.

The following table presents the detail of stock-based compensation expense amounts included in the consolidated statement of operations for each of the last years presented:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cost of revenue	$179	$43	$9
Research and development	2,684	805	396
Sales, general and administrative	3,194	1,021	340

Total stock-based compensation expense	$6,057	$1,869	$745

The total stock-based compensation cost capitalized as part of inventory as of December 31, 2008 and 2007 was $168,000 and $43,000, respectively.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity that are not the result of transactions with stockholders. For the year ended 2008, 2007 or 2006, there are no components of comprehensive income (loss) which are excluded from the net loss and, therefore, no separate statement of comprehensive income (loss) has been presented.

Foreign Currency Remeasurement

The Company uses the United States dollar as the functional currency for all of its subsidiaries. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets and liabilities. Net revenue and expenses are remeasured at average exchange rates in effect during each period, except for those revenue, cost of sales and expenses related to the nonmonetary assets and liabilities, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in “Other income (expense), net” in its Consolidated Financial Statements and to date have not been significant. The aggregate foreign exchange loss included in determining net income was $118,000 for the year ended December 31, 2008. The impact of foreign exchange gain/loss was not material for the years ended December 31, 2007 and 2006.

Preferred Stock Warrant Liability

The Company applied FASB Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, or FSP 150-5 to its preferred stock warrants. FSP 150-5 requires us to classify these warrants as current liabilities and to adjust the value of these warrants to their fair value at the end of each reporting period. We recorded $573,000, and $467,000 warrant revaluation expense for the years ended December 31, 2007 and 2006, respectively.

Upon our initial public offering in May 2007, all outstanding warrants to purchase mandatorily redeemable convertible preferred stock converted to warrants to purchase common stock. As a result, the aggregate fair value of these warrants was reclassified from current liabilities to additional paid-in capital at that time and no further revaluation was required.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R, which replaces SFAS No 141. The statement retains the purchase method of accounting for

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The adoption of SFAS No. 141R could have a material effect on the Company’s financial position and results of operations as the release of any valuation allowance for acquired tax attributes subsequent to adoption would benefit the tax provision as opposed to recording the benefit to goodwill.

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

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Asset.” FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R, and other guidance under U.S. GAAP. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of the adoption of FSP 142-3 on its consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” or FSP 157-3. FSP 157-3 clarified the application of SFAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on its consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets,” or EITF 08-7. EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141(R) and SFAS 157. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of EITF 08-7 on its consolidated financial statements.

2.	Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128 or SFAS 128, Earnings Per Share. Under SFAS 128, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period (excluding shares subject to repurchase). Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common and potentially dilutive common equivalent shares outstanding during the period. Potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and common stock subject to repurchase, are included in diluted net income per share for the year ended December 31, 2008, 2007 and 2006, respectively.

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of income (loss) per share:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net income (loss)	$1,507	$2,190	$(8,985)

Weighted average common shares outstanding — basic	40,385	29,006	8,066
Dilutive effect of employee stock plans	2,181	3,426	—

Weighted average common shares outstanding — diluted	42,566	32,432	8,066

Basic net income (loss) per share	0.04	0.08	(1.11)

Diluted net income (loss) per share	0.04	0.07	(1.11)

The following weighted average outstanding options, common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Options to purchase common stock	643	701	5,094
Convertible preferred stock (as converted basis)	—	—	22,364
Convertible stock warrants (as converted basis)	—	—	103

3.	Fair Value

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

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with SFAS 157, the Company determined the fair value hierarchy of its financial assets (cash equivalents) in the money market fund as Level 1, which approximated $63.6 million as of December 31, 2008.

4.	Balance Sheet Components

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value) and are comprised of the following:

	As of December 31,
	2008	2007
	(In thousands)

Work-in-process	$14,411	$8,092
Finished goods	2,870	1,481

	$17,281	$9,573

Property and equipment, net, consist of the following:

	As of December 31,
	2008	2007
	(In thousands)

Mask costs and test equipment	$11,016	$5,587
Software, computer and other equipment	15,402	12,738
Furniture, office equipment and leasehold improvements	121	57

	26,539	18,382
Less: accumulated depreciation and amortization	(15,424)	(6,774)

	$11,115	$11,608

Depreciation and amortization expense was $8.7 million, $4.8 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Capital leases which are time-based subscription design tools are included in property and equipment, and they were $8.9 million and $7.9 million at December 31, 2008 and 2007, respectively. Amortization expense related to assets recorded under capital lease was $2.8 million, $1.6 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2008	2007
	(In thousands)

Accrued compensation and related benefits	$1,191	$1,010
Acquisition related payables	4,489	—
Accrued restructuring	389	—
Accrued warranty	154	261
Refundable deposits related to unvested employee stock option exercises	—	70
Professional fees	835	285
Income tax payable	54	231
Other	585	396

	$7,697	$2,253

Other non-current liabilities consist of the following:

	As of December 31,
	2008	2007
	(In thousands)

Accrued rent	$187	$—
Acquisition related payables	220	—
Accrued restructuring	464	—
Income tax payable	291	—

	$1,162	$—

5.	Business Combinations

Parallogic Corporation

On May 20, 2008, the Company acquired certain assets of Parallogic, a privately held company. The aggregate purchase price consisted of cash consideration of approximately $1.3 million, including direct acquisition costs of approximately $61,000. The Company paid $826,000 in cash at the time of close of the acquisition. The remaining two subsequent payments of $220,000 each are due at the completion of certain milestones or the 18th and 36th month anniversaries of the acquisition date, whichever comes first. Of the $440,000, $220,000 was recorded as acquisition related payables in accrued expenses and other current liabilities and the remaining $220,000 was recorded in other non-current liabilities. In January 2009, the Company paid the first installment of $220,000 due to Parallogic’s achievement of the first milestone as defined in the Asset Purchase Agreement. As of February 26, 2009, Parallogic has not achieved the second milestone as defined in the Asset Purchase Agreement.

Identifiable intangible assets of approximately $450,000 consist of intellectual property related to the developed technology as well as incremental value associated with existing customer relationships. The developed technology acquired from Parallogic is the multi-core software focused on gigabit packet processing and security applications.

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value assigned to developed technology and customer relationships were based upon future discounted cash flows related to the assets’ projected income streams using a discount rate of 20% and 15% respectively. Factors considered in estimating the discounted cash flows to be derived from developed technology and customer relationships include risk related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span. The Company is amortizing the purchased intangible assets to cost of revenue on a straight-line basis over its estimated useful life of one to five years.

The results of operations from Parallogic have been included in the Company’s consolidated statements of operations only since the date of acquisition. Pro forma results of operations for the acquisition have not been presented as the effect has not been significant.

Of the total purchase price, approximately $0.8 million was allocated to goodwill, which represents the excess of the purchase price over the estimated fair value of the underlying net tangible and identifiable intangible assets acquired. The goodwill was attributed to the premium paid for the opportunity to expand and better serve the addressable market and achieve greater long-term growth opportunities. All of the $0.8 million allocated to the goodwill is expected to be deductible for tax purposes. With this acquisition the Company believes it will be better positioned to deliver professional services for customers to help reduce the time-to-market for design wins and provide high-performance tuning. In accordance with SFAS No. 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present.

Star Semiconductor Corporation

On August 1, 2008, the Company acquired substantially all of the intangible assets and inventory and certain other tangible assets of Star, a Taiwan-based design house in Hsinchu that builds highly integrated ARM-based SOC processors for the broadband, connected home and SOHO market segments. The Company paid approximately $9.6 million in cash, including acquisition related expenses of approximately $0.8 million. Included in the purchase price was $1.0 million that was placed in escrow for 60 days after the close in order to indemnify the Company for certain matters, including breaches of representations and warranties and covenants made by Star. Subsequent to 60 days after the close of the acquisition, the escrow was closed. The acquisition will provide the Company with a highly experienced stand-alone SOC processor team based in Taiwan. The results of operations from Star have been included in the Company’s consolidated statements of operations only since the date of acquisition.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, the total estimated purchase price was allocated to the tangible and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. In accordance with SFAS No. 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. All of the $3.3 million allocated to goodwill is expected to be deductible for state income tax purposes but not for federal purposes. While the Company has

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued all acquisition costs that it is aware of, any adjustments to these costs will be adjusted to goodwill. The purchase price allocation will be finalized in 2009. The total purchase price was as follows:

Cash consideration	$8,790
Acquisition related expenses(1)	786

Total purchase price	$9,576

(1)	Acquisition related expenses include legal and accounting fees and other external costs directly related to the acquisition.

The purchase price allocation was as follows (in thousands):

Net tangible assets	$973
Identifiable intangible assets	5,295
Goodwill	3,308

Total purchase price	$9,576

The following table represents details of the purchased intangible assets as part of the acquisition:

	Estimated Useful
Intangible Assets	Life (In years)	Amount

Existing technology — product	4.0	$3,849
Core technology — product	4.0	467
Existing technology — license	0.2	507
Customer contracts and relationships	7.0	307
Trade name	2.0	82
Order backlog	0.2	83

Total		$5,295

The fair value of the existing technology- product, existing technology-license and the customer contracts and relationships was determined based on an income approach using the discounted cash flow method. The discount rate of 18.0% used to value the existing technology - product and discount rate of 20.0% used to value the customer contracts and relationships was estimated using a discount rate based on implied rate of return of the transaction, adjusted for the specific risk profile of each asset. The discount rate of 4.5% used to value the existing technology-license was based on a short-term risk free interest rate. The remaining useful life was estimated based on historical product development cycles, the projected rate of technology attrition, and the patterns of project economic benefit of the assets.

The fair value of core technology and trade name was determined using a variation of income approach known as the profit allocation method. The estimated savings in profit were determined using a 3.0% profit allocation rate and a discount rate of 18.0%. The estimated useful life was determined based on the future economic benefit expected to be received from the asset.

The fair value of order backlog was determined using a cost approach where the fair value was based on estimated sales and marketing expenses expected to be incurred to regenerate the order backlog. The estimated useful life was determined based on the future economic benefit expected to be received from the asset.

W&W Communications, Inc.

On December 23, 2008 the Company completed the acquisition of W&W. Total merger consideration was approximately $8.0 million, which consisted of cash consideration of approximately $3.9 million, 338,245

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unregistered common shares of the Company valued at approximately $3.1 million (the fair value of Cavium’s stock of $9.16 per share was derived using an average closing price of the Company’s shares of common stock on the announcement date and for the two days prior to, and two days subsequent to the public announcement of the acquisition on November 20, 2008) and direct acquisition costs of approximately $1.0 million. Additionally, in order to effect the acquisition of W&W, the Company assumed and immediately paid-off W&W’s notes payable of approximately $8.9 million as defined in the merger agreement. As the notes payable were immediately paid-off, the $8.9 million has been presented as a cash outflow and included in “Acquisition of businesses, net of cash acquired” within the cash flows used in investing activities section of the consolidated statement of cash flows. The acquisition allows the Company to strategically acquire W&W’s developed technology and its design team for the emerging consumer market for high definition encoding semiconductors. In connection with the acquisition, the Company recorded approximately $853,000 of restructuring costs related to the contractual operating lease obligations of a W&W facility in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” or EITF 95-3. The costs associated with the obligation was recognized as a liability assumed in the purchase business combination and included in the purchase price allocation. The results of operations from W&W have been included in the Company’s consolidated statements of operations only since the date of acquisition.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, the total estimated purchase price was allocated to the tangible and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. In accordance with SFAS No. 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. None of the $8.8 million allocated to goodwill is expected to be deductible for federal or state income tax purposes. While the Company has accrued all acquisition costs that it is aware of, any adjustments to these costs will be adjusted to goodwill. The purchase price allocation will be finalized in 2009. The total purchase price was as follows:

Amount
(In thousands)

Total purchase price of the acquisition of W&W is as follows:
Cash consideration(1)	$3,894
Value of common stock issued	3,098
Acquisition related expenses(2)	969

Total purchase price	$7,961

(1)	As of December 31, 2008, of the total cash consideration of $3.9 million, $100,000 was paid at the close of the acquisition and the remaining $3.8 million was not paid and was recorded as acquisition related payables in accrued expenses and other current liabilities. This amount is expected to be paid in 2009.

(2)	Acquisition related expenses include legal and accounting fees and other external costs directly related to the acquisition, of which $494,000 was paid at the close of the acquisition and the remaining $475,000 was not paid and was recorded as acquisition related payables in accrued expenses and other current liabilities.

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price allocation was as follows (in thousands):

As Adjusted

Cash and cash equivalents	$283
Inventories, net	836
Other assets	230
Goodwill	8,801
In-process research and development	1,319
Other intangibles, net	10,114
Accounts payable	(1,445)
Accrued expenses	(2,464)
Accrued restructuring	(853)
Notes payable	(8,860)

Total purchase price	$7,961

The fair value of intangible assets of $10.1 million has been allocated to the following identifiable intangible asset categories:

	Estimated Useful
Intangible Assets	Life (In years)	Amount
		(In thousands)

Existing technology	1-5	$7,768
Core technology	5.0	1,306
Customer contracts and relationships	6.0	583
Order backlog	0.6	457

Total		$10,114

Of the $11.4 million of acquired intangible assets, $1.3 million was assigned to in-process research and development or IPR&D. In accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, the IPR&D was expensed immediately as it relates to the acquisition of an in-process technology project which had not reached technological feasibility at the time of acquisition, and had no future alternative use. The fair value of the IPR&D was determined based on an income approach using the discounted cash flow method. A discount rate of 24% used to value the project was based on the implied rate of return of the transaction, adjusted to reflect additional risks inherent in the acquired project. As of December 31, 2008, the Company estimates that an additional investment of approximately $2.5 million will be required to complete the project. The Company expects to complete the project by the end of 2009 and to benefit from the IPR&D project beginning in 2010.

The fair value of the existing technology and customer contracts and relationships was determined based on an income approach using the discounted cash flow method. A discount rate of 18% was used to value the existing technology and a discount rate of 20% was used to value the customer contracts and relationships and was estimated using a discount rate based on implied rate of return of the transaction, adjusted for the specific risk profile of each asset. The remaining useful life of existing technology was estimated based on historical product development cycles, the projected rate of technology attrition, and the patterns of project economic benefit of the assets. The remaining useful life of customer contracts and relationships was estimated based on customer attrition, new customer acquisition and future economic benefit of the asset.

The fair value of core technology was determined using a variation of income approach known as the profit allocation method. The estimated savings in profit were determined using a 5% profit allocation rate and a discount

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate of 20%. The estimated useful life was determined based on the future economic benefit expected to be received from the asset.

The fair value of order backlog was determined using a cost approach where the fair value was based on estimated sales and marketing expenses expected that would have to be incurred to regenerate the order backlog. The estimated useful life was determined based on the future economic benefit expected to be received from the asset.

Pro forma financial information

The unaudited financial information in the table below summarizes the combined results of operations of the Company, Star and W&W, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented includes the purchase accounting adjustments on historical Star and W&W inventory, adjustments to depreciation on acquired property and equipment, amortization charges from acquired intangible assets and related tax effects.

The unaudited pro forma financial information for the year ended December 31, 2008 combines the results for the Company for the year ended December 31, 2008, which include the results of Star subsequent to August 1, 2008 (the acquisition date) and W&W subsequent to December 23, 2008 (the acquisition date), and the historical results for Star for the seven months ended July 31, 2008 and W&W from January 1, 2008 to December 23, 2008. The unaudited pro forma financial information for the year ended December 31, 2007 combines the historical results of the Company, Star and W&W for the year ended December 31, 2007. The following table summarizes the pro forma financial information (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007

Net revenue	$91,036	$58,793
Net loss	$(10,775)	$(11,299)
Net loss per common share, basic	$(0.26)	$(0.39)
Net loss per common share, diluted	$(0.26)	$(0.39)

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Intangible Assets, Net

Goodwill

The increase in goodwill of $12.9 million during the year ended December 31, 2008 was due primarily as a result of the acquisitions completed in 2008. (See Note 5)

Intangible assets, net consisted of the following:

	As of December 31,
	2008	2007
	(In thousands)

Existing and core technology — product	$17,614	$3,343
Technology license	9,536	9,205
Customer contracts and relationships	966	—
Trade name	82	—
Order backlog	540	—

	28,738	12,548
Less: accumulated amortization
Existing and core technology — product	(4,398)	(3,235)
Technology license	(6,787)	(5,217)
Customer contracts and relationships	(65)	—
Trade name	(17)	—
Order backlog	(513)	—

	$16,958	$4,096

Amortization expenses were $3.3 million, $1.5 million and $2.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The weighted-average remaining estimated lives for intangible assets are approximately 3.8 years for existing and core technology-product and 1.9 years for technology license. The weighted average remaining estimated life of intangible assets in total is approximately 2.7 years. Future amortization expenses are estimated to be $5.7 million for 2009, $4.2 million for 2010, $3.1 million for 2011, $2.5 million for 2012 and $1.6 million thereafter.

7.	Restructuring Accrual

In connection with the acquisition of W&W, the Company recorded restructuring liabilities of approximately $853,000 in accordance with EITF 95-3 (see Note 5). Of the $853,000, $389,000 and $464,000 was recorded as accrued restructuring in accrued expenses and other current liabilities and in other non-current liabilities, respectively. The liabilities are related an operating lease commitment for one W&W facility, which the Company will no longer occupy. The Company expects the obligation to be settled by the end of January 2011 with payments of approximately $389,000 in 2009, $426,000 in 2010 and $38,000 in 2011.

A summary of the accrued restructuring is as follows (in thousands):

Accrued restructuring — beginning balance	$—
Additions	853
Cash payments	—

Accrued restructuring — ending balance	$853
Less: current portion	389

Long-term portion	$464

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Stockholders’ Equity

Common and Preferred Stock

As of December 31, 2008, the Company is authorized to issue 200,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. The Company has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2008 and 2007, no shares of preferred stock were outstanding.

2007 Stock Incentive Plan

Upon completion of its IPO in May 2007, the Company adopted the 2007 Stock Incentive Plan, the 2007 Plan, which reserved 5,000,000 shares of the Company’s common stock. The number of shares of the common stock reserved for issuance will automatically increase on January 1st, from January 1, 2008 through January 1, 2017, by the lesser of (i) 5% of the total number of shares of the common stock outstanding on the applicable January 1st date or (ii) 5,000,000 shares. The board of directors may also act, prior to the first day of any fiscal year, to increase the number of shares as the board of directors shall determine, which number shall be less than each of (i) and (ii). The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2007 Plan is equal to 10,000,000 shares. As of December 31, 2008, there were 4,466,013 shares reserved for issuance under the 2007 Plan. The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively, “stock awards”), and performance cash awards, all of which may be granted to employees (including officers), directors, and consultants or affiliates. Awards granted under the 2007 Plan vest at the rate specified by the plan administrator, typically with 1/8th of the shares vesting six months after the date of grant and 1/48th of the shares vesting monthly thereafter over the next three and one half years. The term of awards expires seven to ten years from the date of grant. As of December 31, 2008, 2,622,995 shares have been granted under the 2007 Plan.

2001 Stock Incentive Plan

As of December 31, 2008, the Company’s 2001 Stock Incentive Plan, the 2001 Plan, reserved 410,303 shares of the Company’s common stock for issuance to employees, officers, consultants and advisors of the Company. Options granted under the 2001 Plan were either incentive stock options or non-statutory stock options as determined by the Company’s board of directors. Options granted under the 2001 Plan vest at the rate specified by the plan administrator, typically with 1/8th of the shares vesting six months after the date of grant and 1/48th of the shares vesting monthly thereafter over the next three and one half years to four and one half years. The term of option expires ten years from the date of grant. No shares were granted under the 2001 Plan in 2008.

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

For those options granted prior to March 2005, in accordance with EITF 00-23, Working Group Work Plan Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44 Accounting for Certain Transactions involving Stock Compensation, the Company accounts for cash received in consideration for the early-exercise of unvested stock options as a current liability, included as a component of accrued liabilities in the Company’s consolidated balance sheets. For those shares issued in connection with options granted prior to March 2005, there were none and 123,895 unvested

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares outstanding as of December 31, 2008 and 2007, respectively, and none and $70,000 related liabilities, respectively.

Detail related to activity of all unvested shares of common stock is as follows:

	Number of	Weighted-Average
	Unvested Shares	Exercise/Purchase
	Outstanding	Price

Balance as of December 31, 2005	1,062,970	$0.56
Issued	400,023	2.95
Vested	(558,184)	0.60
Repurchased	(32,599)	0.62

Balance as of December 31, 2006	872,210	$1.63
Issued	80,397	5.64
Vested	(501,360)	1.59
Repurchased	(14,585)	0.71

Balance as of December 31, 2007	436,662	$2.45
Issued	—	0.00
Vested	(286,303)	1.94
Repurchased	(4,795)	0.84

Balance as of December 31, 2008	145,564	$3.5

Detail related to stock option activity is as follows:

	Number of	Weighted Average
	Shares Outstanding	Exercise Price

Balance at December 31, 2005	2,470,170	$0.72
Options granted	2,434,750	3.42
Options exercised	(602,634)	2.26
Options cancelled and forfeited	(80,882)	1.57

Balance as of December 31, 2006	4,221,404	$2.05
Options granted	546,575	15.31
Options exercised	(742,212)	1.97
Options cancelled and forfeited	(105,766)	3.93

Balance as of December 31, 2007	3,920,001	$3.86
Options granted	2,124,475	16.32
Options exercised	(516,759)	1.58
Options cancelled and forfeited	(130,263)	12.15

Balance as of December 31, 2008	5,397,454	$8.78

The aggregate intrinsic value for options exercised during the year ended December 31, 2008 and 2007 were $10.5 million and $15.2 million, respectively, representing the difference between the closing price of the Company’s common stock at the date of exercise and the exercise price paid.

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding as of December 31, 2008:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average	Aggregate
	Number of	Contractual	Exercise	Number of	Exercise	Intrinsic
Exercise Prices	Shares	Term	Price	Shares	Price	Value

$0.20-0.80	280,522	5.44	$0.31	280,522	$0.31
1.02-1.50	959,138	6.61	1.05	814,711	1.04
3.04-3.04	1,436,561	7.17	3.04	799,723	3.04
3.74-8.52	485,198	8.01	6.95	197,833	6.62
14.42-14.80	1,409,981	6.23	14.78	240,261	14.80
16.32-20.33	358,000	6.02	17.88	43,453	18.81
20.98-25.23	300,000	6.41	21.58	44,057	21.57
28.46-31.54	168,054	8.58	28.91	61,781	28.61

$0.20-31.54	5,397,454	6.74	$8.78	2,482,341	$4.74	$24,399,616

Exercisable	2,482,341	6.75	$4.74			$17,325,062

Vested and expected to vest	5,205,792	6.74	$8.59			$24,113,835

The aggregate intrinsic value for options outstanding at December 31, 2008 was $24.4 million representing the difference between the exercise price and $10.51, the closing price of the Company’s common stock on December 31, 2008, as reported on The NASDAQ Global Market, for all in the money options outstanding.

The fair value of each employee option grant for the year ended December 31, 2008 and 2007 under SFAS 123(R) was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

	For the Year Ended
	December 31,
	2008	2007

Risk-free interest rate	1.31%-3.32%	3.29%-4.72%
Expected life	4-5 years	4-6 years
Dividend yield	0%	0%
Volatility	55%-63%	55%-56%

The Company determined that it was not practical to calculate the historical volatility of its share price since the Company’s securities were not publicly traded prior to May 2007 and before which there was no readily determinable market value for its stock; Further, the Company is a high-growth technology company whose future operating results are not comparable to its prior operating results. Therefore, the Company estimated its expected volatility based on reported market value data for a group of publicly traded companies, which it selected from certain market indices, that the Company believed was relatively comparable after consideration of their size, stage of life cycle, profitability, growth, and risk and return on investment. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. For the year ended December 31, 2008, the Company used the simplified method of determining the expected term as permitted by the provisions of Staff Accounting Bulletin No. 110, “Year-End Help for Expensing Employee Stock Options.”

The estimated weighted-average grant date fair value of options granted during the twelve months ended December 31, 2008 and 2007 were $7.87 and $9.62, respectively. There were $16.6 million and $6.0 million of

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized compensation cost as of December 31, 2008 and 2007, respectively. The unrecognized compensation cost at December 31, 2008 is expected to be recognized over a weighted average period of 2.67 years and 2.47 years, respectively.

Restricted Stock Unit Awards

The company began issuing restricted stock units, or RSUs, in the fourth quarter of 2007. Shares are issued on the date the restricted stock units vest, and the fair value of the underlying stock on the dates of grant is recognized as stock-based compensation over a three or four-year vesting period. Below is the information as of December 31, 2008:

		Weighted-Average
		Grant Date Fair
	Number of Shares	Value Per Share

Balance as of December 31, 2006	—	$—
Granted	12,500	31.54
Issued and released	(500)	31.54
Cancelled and forfeited	—	—

Balance as of December 31, 2007	12,000	$31.54
Granted	300,820	16.82
Issued and released	(25,125)	20.07
Cancelled and forfeited	(6,762)	16.54

Balance as of December 31, 2008	280,933	$17.16

Expected to vest as of December 31, 2008	257,980	$17.16

The total intrinsic value of the RSUs issued as of December 31, 2008 was $2.7 million, representing the closing price of the Company’s stock on December 31, 2008, multiplied by the number of non-vested RSUs expected to vest as of December 31, 2008.

For RSUs, stock-based compensation expense is calculated based on the market price of the Company’s common stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recognized on a straight-line basis, over the vesting period.

As of December 31, 2008, there was $4.1 million of unrecognized compensation cost related to restricted stock units granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.3 years.

9.	Income Taxes

The Company recorded income tax expense of $930,000, $142,000 and 560,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The provision for the years ended December 31, 2008 and 2007 was primarily due to the federal alternative minimum tax on profits in the United States adjusted by certain non-deductible items, international taxes and state income taxes. The provision at December 31, 2006 was primarily related to alternative minimum tax on profit in connection with establishing the international business structure.

The domestic and foreign components of income (loss) before income tax expense were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Domestic	$14,131	$11,037	$17,877
Foreign	(11,694)	(8,705)	(26,302)

	$2,437	$2,332	$(8,425)

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense consists of the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Current:
Domestic	$865	$97	$560
Foreign	65	45	—

	$930	$142	$560

Deferred:
Domestic	—	—	—
Foreign	—	—	—

	—	—	—

Total	$930	$142	$560

The Company’s effective tax rate differs from the United States federal statutory rate as follows:

	Year Ended December 31,
	2008	2007	2006

Income tax at statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	1.6	1.1	—
Non-deductible in-process research and development	18.4	—	—
Non-deductible stock compensation costs	10.4	—	—
Alternative minimum tax	33.0	2.5	6.6
Change in valuation allowance	(228.6)	(160.4)	(140.0)
Foreign net operating losses not benefited	166.0	129.0	106.0
Other	3.4	(0.1)	—

Total	38.2%	6.1%	6.6%

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities are as follows:

	As of December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Tax credits	4,481	$5,987
Net operating loss carryforwards	6,340	3,092
Capitalized research and development	85	115
Depreciation and amortization	3,610	2,834
Stock compensation	2,372	714
Other	1,485	1,011

Gross deferred tax assets	18,373	13,753
Less: valuation allowance	(14,430)	(13,753)

Net deferred tax assets	3,943	—
Deferred tax liabilities:
Other	(3,943)	—

Net deferred tax assets	$—	$—

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the Company had total net operating loss carryforwards for federal and state income tax purposes of $32.7 million and $60.3 million, respectively. If not utilized, these net federal and state operating loss carryforwards will expire beginning in 2023 and 2013, respectively. The federal net operating loss carryforwards of $32.7 million are comprised of acquired net operating losses of $16.5 million and the remaining amount for stock option deductions which will be credited to equity when realized. The state net operating loss carryforwards of $60.3 million are comprised of acquired net operating losses of $16.5 million and stock option deductions of $25 million, which will be credited to equity when realized.

SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective for the Company beginning in the first quarter of 2009. Early adoption is not permitted. The adoption of SFAS No. 141R could have a material effect on the Company’s financial position and results of operations as the release of any valuation allowance for acquired tax attributes subsequent to adoption would benefit the tax provision as opposed to recording the benefit to goodwill. The Company is currently evaluating the impact that SFAS No. 160 will have on its consolidated financial statements.

The Company is tracking the portion of its deferred tax assets attributable to stock option benefits in a separate memo account pursuant to SFAS No. 123R. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to SFAS No. 123R, footnote 82, the stock option benefits of approximately $9.4 million will only be recorded to equity when they reduce cash taxes payable.

The Company also had federal and other state research and development tax credit carryforwards of approximately $6.1 million and $5.5 million, respectively. The federal and other state tax credit carryforwards will expire commencing 2022 and 2020, respectively, except for the California research tax credits which carry forward indefinitely. The Company also has federal alternative minimum tax credits of approximately $0.4 million, which have no expiration date. The Company currently maintains a full valuation allowance on its net deferred tax assets.

The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. The valuation allowance is determined in accordance with the provisions of SFAS No. 109 which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. The expected U.S. loss, among other considerations, provides negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against its net deferred tax assets. The Company intends to maintain a full valuation allowance on its net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During 2008 and 2007, the Company maintained a full valuation allowance on its deferred tax assets. At December 31, 2006, 2007 and 2008 the valuation allowance against the Company’s deferred tax assets was $19.1 million, $13.1 million and $14.4 million, respectively.

The Company has reviewed whether the utilization of its net operating losses and research credits were subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Utilization of these carryforwards are restricted and result in some amount of these carryforwards expiring prior to benefiting the Company.

Undistributed earnings of our foreign subsidiary of approximately $0.3 million and $0.2 million at December 31, 2008 and 2007, respectively, are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. At December 31, 2008, the Company had $4.0 million of unrecognized tax benefits, of which $0.3 million, if recognized, would reduce the Company’s effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2008, the Company had $19,000 in accrued interest and/or penalties.

The following table summarizes the activity related to the unrecognized tax benefits:

	Year Ended December 31,
	2008	2007
	(In thousands)

Balance at beginning of the year	$3,574	$3,264
Gross increases related to prior years tax positions	147	40
Gross increases related to current years tax positions	312	270
Settlements	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—

Balance at the end of the year	$4,033	$3,574

Included in the unrecognized tax benefits of $4.0 million at December 31, 2008 was $0.3 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company also accrued potential penalties and interest of $19,000 related to these unrecognized tax benefits in 2008. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. For the year ended December 31, 2008, the Company matched 50% of the employees’ contribution up to $2,000 per employee. The Company’s defined contribution expense was $266,000 in 2008.

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end users. Sales by geography for the periods indicated were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

United States	$44,787	$32,748	$19,483
Japan	11,559	2,732	2,612
Taiwan	11,533	10,500	7,403
China	6,206	3,367	2,290
Other countries	12,524	4,856	2,417

Total	$86,609	$54,203	$34,205

12.	Commitments and Contingencies

The Company is not currently a party to any legal proceedings that management believes would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expire through April 2013. The Company also acquires certain assets under capital leases.

CAVIUM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum commitments under non-cancelable capital and operating lease agreements, excluding accrued restructuring liability (See Note 7) as of December 31, 2008 were as follows:

	Capital Lease
	and Technology
	License	Operating
	Obligations	Leases	Total
	(In thousands)

2009	$2,862	1,835	$4,697
2010	2,039	1,886	3,925
2011	144	1,646	1,790
2012	—	1,042	1,042
2013		281	281
thereafter			—

	$5,045	$6,690	$11,735
Less: Interest component	(310)

Present value of minimum lease payment	4,735
Less: current portion	(2,619)

Long-term portion of obligations	$2,116

Rent expense incurred under operating leases was $1.6 million, $997,000 and $797,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The capital lease and technology license obligations include future cash payments payable primarily for license agreements with outside vendors. The more significant ones are summarized as follows:

•	One of the license agreements, which was entered into in June 2007, is with Cadence Design Systems for its electronic design automation software that is used in the design of the Company’s products. The term of the license is two years and it expires in June 2009. As of December 31, 2008, $690,000 of the total $920,000 due under this license agreement was paid.

•	A second license agreement is with MIPS Technologies, Inc., which includes a non-exclusive, non-transferable right to develop multiple licensed MIPS cores that implement the MIPS architecture. This second license agreement required the Company to pay $1.9 million after the completion of its IPO for an automatic two-year extension of the license. The term of the license, including the two-year extension, is seven years and expires in December 2010. As of December 31, 2008, there are no remaining payments due under this license agreement.

•	A third license agreement, which was entered into in October 2007, with Synopsys was for certain design tools totaling $7.0 million, with 12 installment payments. The term of the license is three years which will expire in October 2010. The present value of the installment payments has been capitalized and is amortized over three years, and included within capital lease and technology license obligations on consolidated balance sheets. As of December 31, 2008, $2.9 million of the total $7.0 million due under the license agreement was paid.

•	A fourth license agreement, which was entered into in October 2008, with Synopsys was for certain design tools totaling $575,000. The term of the license is three years which will expire in October 2011. As of December 31, 2008, $48,000 due under the license agreement was paid.

Schedule II — Valuation and Qualifying Accounts and Reserves

	Balance at			Balance at
	Beginning			End of
Description	of Period	Additions	Deductions	Period
	(In thousands)

Year ended December 31, 2008
Allowance for doubtful accounts	$38	$—	$(4)	$34
Allowance for customer returns	139	70	(40)	169
Income tax valuation allowance	13,136	1,294	—	14,430
Year ended December 31, 2007
Allowance for doubtful accounts	$68	$—	$(30)	$38
Allowance for customer returns	34	434	(329)	139
Income tax valuation allowance	19,078	—	(5,942)	13,136
Year ended December 31, 2006
Allowance for doubtful accounts	$73	$55	$(60)	$68
Allowance for customer returns	37	123	(126)	34
Income tax valuation allowance	23,474	—	(4,396)	19,078

All other schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements of the registrant or related notes thereto.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Cavium Networks, Inc’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Cavium (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended). Cavium’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Cavium’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Cavium; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Cavium are being made only in accordance with authorizations of management and directors of Cavium; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Cavium’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Cavium’s management assessed the effectiveness of Cavium’s internal control over financial reporting as of December 31, 2008, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by Cavium’s management, we determined that Cavium’s internal control over financial reporting was effective as of December 31, 2008. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2009 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

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

The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 and our code of ethics may be found in the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal 1 — Election of Directors — Code of Ethics,” respectively, appearing in the Proxy Statement. Such information is incorporated herein by reference.

We have adopted the Cavium Networks, Inc. Code of Business conduct and Ethics that applies to all officers, directors and employees. The Code of Business conduct and Ethics is available on our website at http://investor.caviumnetworks.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waivers from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Item 11.	Executive Compensation.

The information required by this item is included in our proxy statement for our 2009 annual meeting of stockholders under the sections entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

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

The information required by this item relating to security ownership of certain beneficial owners and management is included in our proxy statement for our 2009 annual meeting of stockholders under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The information required by this item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the proxy statement for our 2009 annual meeting of stockholders under the section entitled “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included in our proxy statement for our 2009 annual meeting of stockholders under the sections entitled “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the information included in our proxy statement for our 2009 annual meeting of stockholders under the section entitled “Proposal 2 — Ratification of Selection of Auditors.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Index to Consolidated Financial Statements

a. The following documents are filed as part of this report:

1.	Financial Statements:	46
	See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
2.	Financial Statement Schedule:	78
	Schedule II — Valuation and Qualifying Accounts and Reserve
3.	Exhibits:	83
	The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2009.

Cavium Networks, Inc.

By	/s/ Syed Ali
Syed Ali
President and Chief Executive Officer

By	/s/ Arthur Chadwick
Arthur Chadwick
Chief Financial Officer, Vice President of Finance and Administration and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Syed Ali Syed Ali	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009

/s/ Arthur Chadwick Arthur Chadwick	Chief Financial Officer, Vice President of Finance and Administration and Secretary (Principal Financial and Accounting Officer)	March 2, 2009

/s/ Kris Chellam Kris Chellam	Director	March 2, 2009

/s/ John Jarve John Jarve	Director	March 2, 2009

/s/ Anthony Pantuso Anthony Pantuso	Director	March 2, 2009

/s/ C.N. Reddy C.N. Reddy	Director	March 2, 2009

/s/ Anthony Thornley Anthony Thornley	Director	March 2, 2009

EXHIBIT INDEX

			Incorporated by Reference
Exhibit			Schedule/	File		Filing
Number		Description	Form	Number	Exhibit	Date

3	.1*	Amended and Restated Certificate of Incorporation of the Registrant
3.2		Amended and Restated Bylaws of the Registrant	S-1/A	333-140660	3.5	4/13/2007
4.1		Reference is made to exhibits 3.1 and 3.2
4.2		Form of the Registrant’s Common Stock Certificate	S-1/A	333-140660	4.2	4/24/2007
4.3		Third Amended and Restated Investors’ Rights Agreement, dated December 8, 2004, as amended on October 25, 2005 and August 9, 2006, by and among the Registrant and certain of its security holders	S-1	333-140660	4.3	2/13/2007
10.1		Form of Indemnity Agreement to be entered into between the Registrant and its directors and officers	S-1	333-140660	10.1	2/13/2007
10	.2†	2001 Stock Incentive Plan and forms of agreements thereunder	S-1	333-140660	10.2	2/13/2007
10	.3†*	2007 Equity Incentive Plan
10	.4†	Form of Option Agreement under 2007 Equity Incentive Plan	10-Q	001-33435	10.24	5/2/2008
10	.5†	Form of Option Grant Notice and Form of Exercise Notice under 2007 Equity Incentive Plan	S-1	333-140660	10.4	2/13/2007
10	.6†	Form of Restricted Stock Unit Award under 2007 Equity Incentive Plan	10-Q	333-33435	10.25	8/8/2008
10	.7†*	Restricted Stock Unit Retention Plan
10	.8†	Executive Employment Agreement, dated January 2, 2001, between the Registrant and Syed Ali	S-1	333-140660	10.5	2/13/2007
10	.9†*	Amendment to Executive Employment Agreement, dated December 24, 2008, between the Registrant and Syed Ali
10	.10†	Employment Offer Letter, dated December 27, 2004, between the Registrant and Arthur Chadwick	S-1	333-140660	10.6	2/13/2007
10	.11†	Employment Offer Letter, dated January 22, 2001, between the Registrant and Anil K. Jain	S-1	333-140660	10.7	2/13/2007
10	.12†*	Amendment to Offer Letter, dated December 24, 2008, between the Registrant and Anil Jain
10	.13†	Employment Offer Letter, dated May 6, 2003, between the Registrant and Rajiv Khemani	S-1	333-140660	10.8	2/13/2007
10	.14†	Employment Offer Letter, dated May 1, 2008, between the Registrant and Sandeep Vij	10-Q	001-33435	10.23	5/2/2008
10	.15†*	Amendment to Offer Letter, dated December 23, 2008, between the Registrant and Sandeep Vij

			Incorporated by Reference
Exhibit			Schedule/	File		Filing
Number		Description	Form	Number	Exhibit	Date

10	.16†	Letter Agreement, dated November 4, 2005, between the Registrant and Kris Chellam	S-1	333-140660	10.9	2/13/2007
10	.17†	Letter Agreement, dated September 1, 2006, between the Registrant and Anthony Thornley	S-1	333-140660	10.10	2/13/2007
10.18		Lease Agreement, dated April 15, 2005, between the Registrant and MB Technology Park, LLC	S-1	333-140660	10.11	2/13/2007
10.19		First Amendment to Lease Agreement, dated March 6 2008, between the Registrant and MB Technology Park, LLC	10-K	001-33435	10.12	3/10/2008
10.20		Letter Agreement, dated March 15, 2007, between the Registrant and AVM Capital, L.P.	S-1/A	333-140660	10.20	3/16/2007
#10	.21	Master Technology License Agreement, dated December 30, 2003, between the Registrant and MIPS Technologies, Inc.	S-1/A	333-140660	10.21	4/6/2007
10.22		Asset Purchase Agreement by and between Cavium Networks, Inc., Cavium International, Cavium (Taiwan) Ltd., and Star Semiconductor Corporation, dated July 15, 2008	8-K	001-33435	10.1	7/16/2008
10.23		Agreement and Plan of Merger and Reorganization by and between Cavium Networks, Inc., WWC Acquisition Corporation, WWC I, LLC, and W&W Communications, Inc., dated November 19, 2008	8-K	001-33435	10.26	11/20/2008
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer
31	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

*	Filed herewith

#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.