Form 10-Q
period 2009-03-31
CAVIUM NETWORKS, INC.
filed 2009-05-07
CIK 1175609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at May 4, 2009 was: 41,287,334

CAVIUM NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CAVIUM NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$65,618	$77,027
Accounts receivable, net of allowance of $328 and $203, respectively	14,681	14,054
Inventories	16,171	17,281
Prepaid expenses and other current assets	4,446	1,298

Total current assets	100,916	109,660
Property and equipment, net	10,304	11,115
Intangible assets, net	15,659	16,958
Goodwill	13,092	12,925
Other assets	443	506

Total assets	$140,414	$151,164

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,600	$7,309
Accrued expenses and other current liabilities	4,137	7,697
Deferred revenue	1,322	1,700
Capital lease and technology license obligations, current portion	2,545	2,619

Total current liabilities	12,604	19,325
Capital lease and technology license obligations, net of current portion	1,507	2,116
Other non-current liabilities	1,617	1,162

Total liabilities	15,728	22,603

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, par value $0.001:
10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2009 and December 31, 2008	—	—
Common stock, par value $0.001:
200,000,000 shares authorized; 41,247,868 and 41,183,010 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	41	41
Additional paid-in capital	188,401	185,743
Accumulated deficit	(63,756)	(57,223)

Total stockholders’ equity	124,686	128,561

Total liabilities and stockholders’ equity	$140,414	$151,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net revenue	$20,382	$18,342
Cost of revenue	10,814	6,587

Gross profit	9,568	11,755

Operating expenses:
Research and development	9,991	5,820
Sales, general and administrative	6,137	4,555

Total operating expenses	16,128	10,375

(Loss) income from operations	(6,560)	1,380

Other income, net:
Interest expense	(79)	(153)
Interest income and other	134	992

Total other income, net	55	839

(Loss) income before provision for income taxes	(6,505)	2,219
Provision for income taxes	28	247

Net (loss) income	$(6,533)	$1,972

Net (loss) income, per common share, basic	$(0.16)	$0.05
Shares used in computing basic net (loss) income per common share	41,083	39,966

Net (loss) income, per common share, diluted	$(0.16)	$0.05
Shares used in computing diluted net (loss) income per common share	41,083	42,135
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(6,533)	$1,972
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Stock-based compensation expense	2,589	767
Depreciation and amortization	3,743	2,221
Amortization of lease incentive	(31)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(627)	(3,980)
Inventories	1,110	(1,162)
Prepaid expenses and other current assets	(2,353)	(5)
Other assets	63	(137)
Accounts payable	(2,709)	(201)
Accrued expenses and other current and non-current liabilities	(512)	216
Deferred revenue	(378)	841

Net cash (used in) provided by operating activities	(5,638)	532

Cash flows used in investing activities
Purchases of property and equipment	(1,446)	(1,915)
Purchases of IP licenses and intangible assets	(187)	—
Acquisition of businesses	(3,523)	—

Net cash used in investing activities	(5,156)	(1,915)

Cash flows used in financing activities
Proceeds from issuance of common stock upon exercise of options	61	131
Principal payment of capital lease and technology license obligations	(676)	(1,598)

Net cash used in financing activities	(615)	(1,467)

Net decrease in cash and cash equivalents	(11,409)	(2,850)
Cash and cash equivalents, beginning of period	77,027	98,462

Cash and cash equivalents, end of period	$65,618	$95,612

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
Summary of Significant Accounting Policies
Basis of Presentation
     The condensed consolidated financial statements include the accounts of Cavium Networks, Inc. and its wholly owned foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
     The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K (File No. 001-33435) on file with the SEC for the year ended December 31, 2008.
     The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s condensed consolidated financial position at March 31, 2009, and the condensed consolidated results of its operations for the three months ended March 31, 2009 and 2008, and the condensed consolidated cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.
     The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. During the three months ended March 31, 2009, there were no significant changes to the significant accounting policies and estimates discussed in the Company’s Annual Report on Form 10-K.
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
     The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. Summarized below are individual customers whose revenues or accounts receivable balances were 10% or higher of respective total consolidated amounts.

	For the three months
	ended March 31,
	2009	2008
Percentage of total net revenue

Customer A	21%	30%

	As of March 31,	As of December
	2009	31, 2008
Percentage of gross accounts receivable

Customer B	15%	21%

Customer C	*	10%

*	Represents less than 10% of the consolidated accounts receivable for the respective period end.
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
     Revenue is recognized upon shipment for sales to distributors with limited rights of returns and price protection if the Company concludes it can reasonably estimate the credits for returns and price adjustments issuable. The Company records an estimated allowance, at the time of shipment, based on the Company’s historical patterns of returns and pricing credits of sales recognized upon shipment. The credits issued to distributors or other customers were not material in the three months ended March 31, 2009 and 2008.
     Revenue and costs relating to sales to distributors are deferred if the Company grants more than limited rights of returns and price credits or if it cannot reasonably estimate the level of returns and credits issuable. The Company has a distribution agreement with Avnet, Inc. to distribute the Company’s products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet revenue and costs are deferred until products are sold by Avnet to its end customers. For the three months ended March 31, 2009 and 2008, 6.0% and 3.8%, of the Company’s net revenues were from products sold by Avnet, respectively. Revenue recognition depends on notification from the distributor that product has been sold to Avnet’s end customers. Avnet reports to the Company, on at least a monthly basis, the product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled monthly to the Company’s deferred revenue and cost balances. Deferred income on shipments to Avnet is included in deferred revenue. Accounts receivable from Avnet is recognized and inventory is relieved when title to inventories transfers, which typically takes place at the time of shipment, which is the point in time at which the

Company has a legal enforceable right to collection under normal payment terms.
     The Company also derives revenue in the form of license and maintenance fees through licensing its software products. Revenue from such arrangements is recorded by applying the provisions of Statement of Position, or SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions. Revenue from such arrangements totaled $1.6 million and $266,000 for the three months ended March 31, 2009 and 2008, respectively. If the arrangements contain support services, the value of such support services is recognized as services revenue on a straight-line basis over the term of the related support period, which is typically one year.
     The Company also enters into development agreements with some of its customers. Development revenue is recognized under the proportional performance method, with the associated costs included in cost of revenue. The Company estimates the proportional performance of the development contracts based on an analysis of progress toward completion. The Company periodically evaluates the actual status of each project to ensure that the estimates to complete each contract remain accurate. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on progress toward completion of projects in progress. To the extent the Company is unable to estimate the proportional performance then the revenue is recognized on a completed performance basis. Revenue from such arrangements totaled $740,000 and $674,000 for the three months ended March 31, 2009 and 2008, respectively.
     Total deferred revenue was $1.3 million and $1.7 million as of March 31, 2009 and as of December 31, 2008, respectively, which includes deferred income on shipment to Avnet, development revenue and deferred revenue associated with license and maintenance fees.
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

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Beginning balance	$154	$261
Accruals for warranties issued	200	17
Settlements made	(162)	(18)

Ending balance	$192	$260

Recent Accounting Pronouncements
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FAS 101-7, which requires disclosures about fair value of financial instruments in interim periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FAS 107-1 are effective for the interim reporting period ending after June 15, 2009. As FAS 107-1 amends only the disclosure requirements about fair value of financial instruments, the adoption of FAS 107-1 is not expected to have an impact on the Company’s consolidated financial statements.
     2. Net Income (Loss) Per Common Share
     The Company calculates net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share,” or SFAS 128. Under SFAS 128, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period (excluding shares subject to repurchase). Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common and potentially dilutive common equivalent shares outstanding during the period. Potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options, restricted stock units, and common stock subject to repurchase, are included in diluted net income per share for the three months ended March 31, 2009 and 2008, respectively.
     The following table sets forth the computation of income (loss) per share:

	Three Months Ended March 31
(in thousands, except per share data)	2009	2008
Net income (loss)	$(6,533)	$1,972

Weighted average common shares outstanding — basic	41,083	39,966
Dilutive effect of employee stock plans	—	2,169

Weighted average common shares outstanding — diluted	41,083	42,135

Basic net income (loss) per share	$(0.16)	$0.05

Diluted net income (loss) per share	$(0.16)	$0.05

     The Company excluded outstanding options and restricted stock units of 8.3 million for the three months ended March 31, 2009 and 281,000 for the three months ended March 31, 2008 from the computation of diluted net income (loss) per common share because including them would have had an anti-dilutive effect.
3. Fair Value
     At March 31, 2009, all of the Company’s investments were classified as cash equivalents and are comprised of highly liquid investments in money market instruments. In accordance with SFAS 157, the Company determined the fair value hierarchy of its financial assets (cash equivalents) in the money market fund as Level 1, which approximated $57.9 million as of March 31, 2009.
4. Balance Sheet Components
     Inventories
     Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value) and are comprised of the following:

	As of	As of
	March 31, 2009	December 31, 2008
	(in thousands)
Work-in-process	$13,612	$14,411
Finished goods	2,559	2,870

	$16,171	$17,281

Property and equipment, net, consist of the following:

	As of	As of
	March 31, 2009	December 31, 2008
	(in thousands)
Mask costs and test equipment	$11,983	$11,016
Software, computer and other equipment	15,757	15,402
Furniture, office equipment and leasehold improvements	190	121

	27,930	26,539
Less: accumulated depreciation and amortization	(17,626)	(15,424)

	$10,304	$11,115

     Depreciation and amortization expense was $2.3 million and $1.9 million for the three months ended March 31, 2009 and 2008, respectively.
     The Company has capitalized mask costs of $680,000 and $1.3 million during the three months ended March 31, 2009 and 2008, respectively.
     Capital leases, which are time-based subscription design tools, are included in property and equipment, and they were $8.9 million at March 31, 2009 and December 31, 2008. Amortization expense related to assets recorded under capital lease was $750,000 and $666,000 for the three months ended March 31, 2009 and 2008, respectively.

     Accrued expenses and other current liabilities consist of the following:

	As of	As of
	March 31, 2009	December 31, 2008
	(in thousands)
Accrued compensation and related benefits	$1,123	$1,191
Acquisition related payables	1,345	4,489
Restructuring related payables	300	389
Accrued warranty	192	154
Professional fees	469	835
Income tax payable	69	54
Other	639	585

	$4,137	$7,697

     Other non-current liabilities consist of the following:

	As of	As of
	March 31, 2009	December 31, 2008
	(in thousands)
Accrued rent	$862	$187
Acquisition related payables	—	220
Restructuring related payables	464	464
Income tax payable	291	291

	$1,617	$1,162

5. Business Combinations
Parallogic Corporation
     On May 20, 2008, the Company acquired certain assets of Parallogic Corporation (“Parallogic”), a privately held company. The aggregate purchase price consisted of cash consideration of approximately $1.3 million, including direct acquisition costs of approximately $61,000. The Company paid $826,000 in cash at the time of close of the acquisition. The remaining two subsequent payments of $220,000 each are due at the completion of certain milestones or the 18th and 36th month anniversaries of the acquisition date, whichever comes first. In January 2009, the Company paid the first installment of $220,000 due to Parallogic’s achievement of the first milestone as defined in the merger agreement. The remaining $220,000 is recorded as acquisition related payables in accrued expenses and other current liabilities. As of May 6, 2009, Parallogic has not achieved the second milestone as defined in the merger agreement.
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

     The fair value assigned to developed technology and customer relationships was based upon future discounted cash flows related to the assets’ projected income streams using a discount rate of 20% and 15% respectively. Factors considered in estimating the discounted cash flows to be derived from developed technology and customer relationships include risk related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span. The Company is amortizing the purchased intangible assets to cost of revenue on a straight-line basis over its estimated useful life of one to five years.
     The results of operations from Parallogic have been included in the Company’s consolidated statements of operations only since the date of acquisition. Pro forma results of operations for the acquisition have not been presented as the effect has not been significant.
     Of the total purchase price, approximately $0.8 million was allocated to goodwill, which represents the excess of the purchase price over the estimated fair value of the underlying net tangible and identifiable intangible assets acquired. The goodwill was attributed to the premium paid for the opportunity to expand and better serve the addressable market and achieve greater long-term growth opportunities. All of the $0.8 million allocated to the goodwill is expected to be deductible for tax purposes. With this acquisition the Company believes it is better positioned to deliver professional services for customers to help reduce the time-to-market for design wins and provide high-performance tuning. In accordance with SFAS No. 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present.
Star Semiconductor Corporation
     On August 1, 2008, the Company acquired substantially all of the intangible assets and inventory and certain other tangible assets of Star Semiconductor Corporation (“Star”), a Taiwan-based design house in Hsinchu that builds highly integrated ARM-based SOC processors for the broadband, connected home and SOHO market segments. The Company paid approximately $9.6 million in cash, including acquisition related expenses of approximately $0.8 million. Included in the purchase price was $1.0 million that was placed in escrow for 60 days after the close in order to indemnify the Company for certain matters, including breaches of representations and warranties and covenants made by Star. Subsequent to 60 days after the close of the acquisition, the escrow was closed. The acquisition provided the Company with a highly experienced stand-alone SOC processor team based in Taiwan. The results of operations from Star have been included in the Company’s consolidated statements of operations only since the date of acquisition.
     The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, the total estimated purchase price was allocated to the tangible and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. In accordance with SFAS No. 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. All of the $3.3 million allocated to goodwill is expected to be deductible for state income tax purposes but not for federal tax purposes. While the Company has accrued all acquisition costs that it is aware of, any adjustments to these costs will be adjusted to goodwill. The purchase price allocation will be finalized in 2009. The total purchase price was as follows:

Amount
(in thousands)
Total purchase price of the acquisition of Star is as follows:
Cash consideration	$8,790
Acquisition related expenses (1)	791

Total purchase price	$9,581

(1)	Acquisition related expenses include legal and accounting fees and other external costs directly related to the acquisition.
The purchase price allocation was as follows (in thousands):

Net tangible assets	$973
Identifiable intangible assets	5,295
Goodwill	3,313

Total purchase price	$9,581

The following table represents details of the purchased intangible assets as part of the acquisition:

	Estimated useful
	life (in years)	Amount

Intangible Assets
Existing technology — product	4.0	$3,849
Core technology — product	4.0	467
Existing technology — license	0.2	507
Customer contracts and relationships	7.0	307
Trade name	2.0	82
Order backlog	0.2	83

Total		$5,295

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
W&W Communications, Inc.
     On December 23, 2008, the Company completed the acquisition of W&W Communications, Inc. (“W&W”). Total merger consideration was approximately $8.1 million, which consisted of cash consideration of approximately $3.9 million, 338,245 unregistered common shares of the Company valued at approximately $3.1 million (the fair value of Cavium’s stock of $9.16 per share was derived using an average closing price of the Company’s shares of common stock on the announcement date and for the two days prior to, and two days subsequent to the public announcement of the acquisition on November 20, 2008) and direct acquisition costs of approximately $1.1 million. Additionally, in order to effect the acquisition of W&W, the Company assumed and immediately paid-off W&W’s notes payable of approximately $8.9 million. As the notes payable were immediately paid-off, the $8.9 million has been presented as a cash outflow and included in “Acquisition of businesses, net of cash acquired” within the cash flows used in investing activities section of the consolidated statement of cash flows for the year ended December 31, 2008. The acquisition allowed the Company to strategically acquire W&W’s developed technology and its design team for the emerging consumer market for high definition encoding semiconductors. In connection with the acquisition, the Company recorded approximately $853,000 of restructuring costs related to the contractual operating lease obligations of a W&W facility in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” or EITF 95-3. The costs associated with the obligation were recognized as a liability assumed in the purchase business combination and included in the purchase price allocation. The results of operations from W&W have been included in the Company’s consolidated statements of operations only since the date of acquisition.
     The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, the total estimated purchase price was allocated to the tangible and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. In accordance with SFAS No. 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. None of the $9.0 million allocated to goodwill is expected to be deductible for federal or state income tax purposes. While the Company has accrued all acquisition costs that it is aware of, any adjustments to these costs will be adjusted to goodwill. The purchase price allocation will be finalized in 2009. The total purchase price was as follows:

Amount
(in thousands)
Total purchase price of the acquisition of W&W is as follows:
Cash consideration (1)	$3,894
Value of common stock issued	3,098
Acquisition related expenses (2)	1,124

Total purchase price	$8,116

(1)	As of March 31, 2009, of the total cash consideration of $3.9 million, $0.1 million was paid in fiscal 2008 and $2.7 million was paid during the quarter and the remaining $1.1 million was unpaid and was included in acquisition related payables in accrued expenses and other current liabilities. This amount is expected to be paid in the remainder of 2009.

(2)	As of March 31, 2009, acquisition related expenses include legal and accounting fees and other external costs directly related to the acquisition, of which $0.5 million was paid in fiscal 2008 and $0.6 million was paid during the quarter and the remaining $57,000 was not paid and was included in acquisition related payables in accrued expenses and other current liabilities. This amount is expected to be paid in the remainder of 2009.
The purchase price allocation was as follows (in thousands):

As adjusted
Cash and cash equivalents	$283
Inventories — net	829
Other assets	230
Goodwill	8,963
In-process research and development	1,319
Other Intangibles, net	10,114
Accounts payable	(1,445)
Accrued expenses	(2,464)
Accrued restructuring	(853)
Notes payable	(8,860)

Total purchase price	$8,116

The fair value of intangible assets of $10.1 million has been allocated to the following identifiable intangible asset categories:

	Estimated useful life
Intangible Assets	(in years)	Amount
		(in thousands)
Existing technology	1-5	$7,768
Core technology	5.0	1,306
Customer contracts and relationships	6.0	583
Order backlog	0.6	457

Total		$10,114

     Of the $11.4 million of acquired intangible assets, $1.3 million was assigned to in-process research and development or IPR&D. In accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, the IPR&D was expensed immediately as it relates to the acquisition of an in-process technology project which had not reached technological feasibility at the time of acquisition, and had no future alternative use. The fair value of the IPR&D was determined based on an income approach using the discounted cash flow method. A discount rate of 24% used to value the project was based on the implied rate of return of the transaction, adjusted to reflect additional risks inherent in the acquired project. As of

March 31, 2009, the Company estimates that an additional investment of approximately $2.5 million will be required to complete the project. The Company expects to complete the project by the end of 2009 and to benefit from the IPR&D project beginning in 2010.
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
     The fair value of core technology was determined using a variation of income approach known as the profit allocation method. The estimated savings in profit were determined using a 5% profit allocation rate and a discount rate of 20%. The estimated useful life was determined based on the future economic benefit expected to be received from the asset.
     The fair value of order backlog was determined using a cost approach where the fair value was based on estimated sales and marketing expenses expected that would have to be incurred to regenerate the order backlog. The estimated useful life was determined based on the future economic benefit expected to be received from the asset.
Pro forma financial information (Unaudited)
     The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company, Star and W&W, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented includes the purchase accounting adjustments on historical Star and W&W inventory, adjustments to depreciation on acquired property and equipment, amortization charges from acquired intangible assets and related tax effects.
     The unaudited pro forma financial information for the three months ended March 31, 2008 combines the historical results for the Company, Star and W&W for the three months ended March 31, 2008. The following table summarizes the pro forma financial information (in thousands, except per share amounts):

Three Months
Ended
March 31,
2008
Net revenue	$19,633
Net loss	$(4,079)
Net loss per common share, basic	$(0.10)
Net loss per common share, diluted	$(0.10)
6. Goodwill and Intangible Assets, Net
     Goodwill
     The increase in goodwill of $167,000 during three months ended March 31, 2009 was primarily the result of adjustments to acquisition related expenses for the acquisitions completed in 2008. (See Note 5)
     Intangible assets, net consisted of the following:

	As of	As of
	March 31, 2009	December 31, 2008
	(in thousands)
Existing and core technology — product	$17,614	$17,614
Technology license	9,723	9,536
Customer contracts and relationships	966	966
Trade name	82	82
Order backlog	540	540

	28,925	28,738

Less: accumulated amortization
Existing and core technology — product	(5,412)	(4,398)
Technology license	(7,168)	(6,787)
Customer contracts and relationships	(119)	(65)
Trade name	(27)	(17)
Order backlog	(540)	(513)

	$15,659	$16,958

     Amortization expense was $1.5 million and $322,000 for the three months ended March 31, 2009 and 2008, respectively. The weighted-average remaining estimated lives for intangible assets are approximately 3.5 years for existing and core technology-product and 1.9 years for technology license. The weighted average remaining estimated life of intangible assets in total is approximately 2.5 years. Future amortization expense is estimated to be $4.3 million for 2009, $4.2 million for 2010, $3.1 million for 2011, $2.5 million for 2012 and $1.6 million thereafter.
7. Restructuring Charges
In connection with the acquisition of W&W, the Company recorded restructuring liabilities of approximately $853,000 in accordance with EITF 95-3. Of the $764,000 balance as of March 31, 2009, $300,000 was recorded as restructuring related payables in accrued expenses and other current liabilities and the remaining $464,000 was recorded in other non-current liabilities. The liabilities are related to an operating lease commitment for one W&W facility, which the Company will no longer occupy. The Company expects the obligation to be settled by the end of January 2011 with payments of approximately $300,000 in 2009, $426,000 in 2010 and $38,000 in 2011.
A summary of the accrued restructuring is as follows (in thousands):

As of March 31,
2009
Accrued restructuring — beginning balance	$853
Additions	—
Cash payments	(89)

Accrued restructuring — ending balance	$764
Less: current portion	300

Long-term portion	$464

8. Stockholders’ Equity
Common and Preferred Stock
     As of March 31, 2009, the Company is authorized to issue 200,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. The Company has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences. As of March 31, 2009 and December 31, 2008, no shares of preferred stock were outstanding.
Equity Incentive Plans

     The description of the key features of the Company’s 2007 Equity Incentive Plan and 2001 Stock Incentive Plan, may be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     The following table summarizes the details related to activity of early-exercise unvested shares of common stock granted under the 2001 Stock Incentive Plan:

		Weighted-
	Number of	Average
	Unvested	Exercise/
	Shares	Purchase
	Outstanding	Price
Balance as of December 31, 2008	145,564	$3.50
Issued	—	—
Vested	(30,404)	2.12
Cancelled and forfeited	—	—

Balance as of March 31, 2009	115,160	$3.86

     The following table summarizes the details related to stock options granted and outstanding under the 2007 Equity Incentive Plan and 2001 Stock Incentive Plan:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
	Outstanding	per Share
Balance at December 31, 2008	5,397,454	$8.78
Options granted	2,535,906	9.90
Options exercised	(26,611)	2.12
Options cancelled and forfeited	(75,879)	14.77

Balance as of March 31, 2009	7,830,870	$9.11

     The following table summarizes the details related to restricted stock units granted and outstanding under the 2007 Equity Incentive Plan:

		Weighted-
		Average
		Grant
		Date Fair
	Number of	Value Per
	Shares	Share
Balance as of December 31, 2008	280,933	$17.16
Granted	278,549	8.88
Issued and released	(38,247)	15.80
Cancelled and forfeited	(9,080)	15.40

Balance as of March 31, 2009	512,155	$12.79

     For restricted stock units, or RSUs, stock-based compensation expense is calculated based on the market price of the Company’s common stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.

   As of March 31, 2009, there was $5.8 million of unrecognized compensation costs related to RSUs granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.73 years.
Stock-Based Compensation
     The Company recognizes stock-based compensation for options granted to employees in accordance with FAS 123(R). The following table presents the detail of stock-based compensation expense amounts included in the consolidated statement of operations for each of the periods presented:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Cost of revenue	$87	$29
Research and development	1,216	328
Sales, general and administrative	1,286	410

	$2,589	$767

     The total stock-based compensation cost capitalized as part of inventory as of March 31, 2009 and 2008 was $175,000 and $74,000, respectively.
     The fair value of each employee option grant for the three months ended March 31, 2009 and 2008 under SFAS 123(R) was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2009	2008
Risk-free interest rate	1.52%	2.33%
Expected life	4.53 - 4.75 years	4.53 - 4.75 years
Dividend yield	None	None
Volatility	63.7%	56.0%
     The estimated weighted-average grant date fair value of options granted were $5.06 and $7.28 for the three months ended March 31, 2009 and 2008, respectively.
     As of March 31, 2009, there was $26.1 million of unrecognized compensation costs related to stock options granted under the Company’s 2007 and 2001 Stock Incentive Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.08 years.
9. Income Taxes
     For the three months ended March 31, 2009 and 2008, the provision for income taxes was based on the estimated annual effective tax rate in compliance with SFAS 109 and other related guidance. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and the possible outcomes of current and future audits.
     The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
(Loss) income before provision for income taxes	$(6,505)	$2,219
Provision for income taxes	$28	$247
Effective tax rate	-0.4%	11.1%
     The provision for income taxes was $28,000 and $247,000 for the three months ended March 31, 2009 and 2008, respectively. The income tax expense for the three months ended March 31, 2009 was primarily related to international taxes and state income taxes. The provision for the three months ended March 31, 2008 was primarily related to the federal alternative minimum tax on profits in the United States adjusted by certain non-deductible items, international taxes and state income taxes.
     The Company continues to maintain a full valuation allowance on its net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
     As of March 31, 2009 and December 31, 2008, the Company had $4.0 million of unrecognized tax benefits, which is netted against deferred tax assets and is fully offset by a valuation allowance. There were no significant changes to the unrecognized tax benefit during the three months ended March 31, 2009.
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
10. Segment Information
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
     The following table is based on the geographic location of the OEMs or the distributors who purchased the Company’s products. The geographic locations of the Company’s distributors may be different from the geographic locations of the ultimate end users. Revenues by geography for the periods indicated were as follows:

	Three months ended
	March 31,
	2009	2008
	(in thousands)
United States	$10,359	$10,428
Hong Kong	2,755	271
Taiwan	2,469	3,110
Japan	1,764	1,311
China	1,369	1,322
Other countries	1,666	1,900

Total	$20,382	$18,342

11. Commitments and Contingencies
     The Company is not currently a party to any legal proceedings that management believes would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.
     The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expire on varying dates ending in April 2013. The Company also acquires certain assets under capital leases.
     Minimum commitments under non-cancelable capital and operating lease agreements, excluding accrued restructuring liability (See Note 7) as of March 31, 2009 were as follows:

	Capital lease
	and technology
	license	Operating
	obligations	leases	Total
	(in thousands)
2009	$2,102	1,334	$3,436
2010	2,037	1,898	3,935
2011	144	1,658	1,802
2012	—	1,044	1,044
2013	—	281	281
thereafter	—	—	—

	$4,283	$6,215	$10,498
Less: Interest component	(231)

Present value of minimum lease payment	4,052
Less: current portion	(2,545)

Long-term portion of obligations	$1,507

     Rent expense incurred under operating leases was $514,000 and $310,000 for the three months ended March 31, 2009 and 2008, respectively.
     The capital lease and technology license obligations include future cash payments payable primarily for license agreements with outside vendors. The significant obligations which have outstanding payments as of March 31, 2009 are summarized as follows:
•	The license agreement, which was entered into in October 2007, with Synopsys is for certain design tools totaling $7.0 million, with 12 installment payments. The term of the license is three years which will expire in October 2010. The present value of the installment payments has been capitalized and is amortized over three years, and included within capital lease and technology license obligations on consolidated balance sheets. As of March 31, 2009, $3.4 million of the total $7.0 million due under the license agreement was paid.

•	A second license agreement with Synopsys, which was entered into in October 2008, is for certain design tools totaling $575,000. The term of the license is three years which will expire in October 2011. As of March 31, 2009, $96,000 of the total $575,000 due under the license agreement was paid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this document.
     The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “estimate,” “project,” “predict,” “potential,” “continue,” “strategy,” “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expression intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
          From our incorporation in 2000 through 2003, we were primarily engaged in the design and development of our first processor family, NITROX, which we began shipping commercially in 2003. In 2004, we introduced and commenced commercial shipments of NITROX Soho. In 2006, we commenced our first commercial shipments of our OCTEON family of multi-core MIPS64® processors. We introduced a number of new products within all three of these product families in 2006. In 2007 we introduced our new line of OCTEON based storage services processors designed to address the specific needs in the storage market, as well as other new products in the OCTEON and NITROX families. In 2008, we expanded our OCTEON and NITROX product families with new products including wireless services processors to address the needs for wireless infrastructure equipment. In 2009 we introduced the next generation OCTEON II Internet Application Processor (“IAP”) family of multi-core MIPS64® processors, with one to 32 cores to address next generation networking applications support and converged voice, video, data mobile traffic and services.
          We acquired W&W Communications, Inc. (“W&W”) in the fourth quarter of 2008. This acquisition launched us into the high growth video processor market with a broad product line called PureVutm. The PureVutm family of video processors and modules incorporate proprietary and patent pending video technology that produce perceptual lossless video quality and deliver practically zero latency with extremely low power and cost. Through the acquisition of substantially all of the assets of Star Semiconductor Corporation (“Star”) in the third quarter of 2008, we also added the Star ARM-based processors to our portfolio to address connected home and office applications. For a complete discussion on our 2008 acquisitions, see “Note 5 Business Combinations” in Item 1, of this Quarterly Report, which is incorporated herein by reference.
          Since inception, we have invested heavily in new product development and achieved our first quarter of profitability during the quarter ended September 30, 2007. Our net revenue has grown from $19.4 million in 2005 to $34.2 million in 2006, $54.2 million in 2007, $86.6 million in 2008 and $20.4 million in the three months ended March 31, 2009, driven primarily by demand in the enterprise network and data center markets, and more recently by increased demand in the broadband and consumer markets. We expect sales of our products for use in the enterprise network and data center markets to continue to represent a substantial portion of our revenue in the foreseeable future. However, we expect sales into those markets to decline as a percentage of overall sales as sales in the broadband and consumer and the access and service provider markets are expected to increase at a faster rate than the expected increase in sales into the enterprise network and data center markets.

          We primarily sell our products to OEMs, either directly or through their contract manufacturers. Contract manufacturers purchase our products only when an OEM incorporates our product into the OEM’s product, not as commercial off-the-shelf products. Our customers’ products are complex and require significant time to define, design and ramp to volume production. Accordingly, our sales cycle is long. This cycle begins with our technical marketing, sales and field application engineers engaging with our customers’ system designers and management, which is typically a multi-month process. If we are successful, a customer will decide to incorporate our product in its product, which we refer to as a design win. Because the sales cycles for our products are long, we incur expenses to develop and sell our products, regardless of whether we achieve the design win and well in advance of generating revenue, if any, from those expenditures. We do not have long-term purchase commitments from any of our customers, as sales of our products are generally made under individual purchase orders. However, once one of our products is incorporated into a customer’s design, it is likely to remain designed in for the life cycle of the product. We believe this to be the case because a redesign would generally be time consuming and expensive. We have experienced revenue growth due to an increase in the number of our products, an expansion of our customer base, an increase in the number of average design wins within any one customer and an increase in the average revenue per design win.
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
Results of Operations
Three months ended March 31, 2009 and 2008
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
     We also derive revenue in the form of license and maintenance fees through licensing our software products which help our customers build products around our systems-on-a-chip, or SoCs in a more time and cost efficient manner. Revenue from such arrangements totaled $1.6 million and $266,000 for the three months ended March 31, 2009 and 2008, respectively
     Our customers representing greater than 10% of net revenue for each of the periods were:

	For the three months
	ended March 31,
	2009	2008
Percentage of total net revenue
Cisco	21%	30%
     Our distributors are used primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through distributors was $6.7 million and $5.5 million for the three months ended March 31, 2009 and 2008, or 32.8% and 30.0% of net revenue, respectively. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements, except as noted below for Avnet, limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.
     Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. Our distribution agreement with Avnet, Inc. is to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet, revenue and costs are being deferred until products are sold by Avnet to their end customers. For the three months ended March 31, 2009 and 2008, 6.0% and 3.8%, respectively, of our net revenues were from products sold by Avnet. Revenue recognition depends on notification from Avnet that product has been sold to Avnet’s end customers.
     The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic locations of our distributors may be different from the geographic locations of the ultimate end customers. Revenues by geography for the periods indicated were:

	Three months ended
	March 31,
	2009	2008
	(in thousands)
United States	$10,359	$10,428
Hong Kong	2,755	271
Taiwan	2,469	3,110
Japan	1,764	1,311
China	1,369	1,322
Other countries	1,666	1,900

Total	$20,382	$18,342

     Three Months ended March 31, 2009 Compared to the Three Months ended March 31, 2008: Net Revenue. Our net revenue was $20.4 million in the three months ended March 31, 2009, as compared to $18.3 million in the three months ended March 31, 2008, an increase of $2.0 million, or 11.1%. The increase in net revenue was mainly attributable to the increase in sales of $3.5 million in broadband and consumer markets due to increase in demand for our products from our existing and new customers combined with revenue generated from acquisitions completed in 2008. This increase was partially offset by a $2.3 million decline in sales into the enterprise network and data center markets due to weakened demand as a result of the current global economic downturn. In the three months ended March 31, 2009 we derived 32.8% of our net revenue from distributors compared to 30.0% in the three months ended March 31, 2008, due to increased sales across all our major distributors.
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
          Our net revenue, cost of revenue, gross profit and gross margin for the three months ended March 31, 2009 and 2008 were:

	For the three months ended
	March 31,
	2009	2008	change	% change
		(in thousands)
Net revenue	$20,382	$18,342	$2,040	11.1%
Cost of revenue	10,814	6,587	4,227	64.2%

Gross Profit	$9,568	$11,755	$(2,187)	-18.6%

Gross Margin	46.9%	64.1%	-17.2%	-26.9%
     Our gross margin has been and will continue to be affected by a variety of factors, including average sales prices of our products, the product mix, amortization of acquired intangibles, the cost of fabrication masks that are capitalized and amortized, the timing of cost reductions for fabricated wafers and assembly and test service costs, inventory valuation charges and the timing and changes in sort, assembly and test yields. Overall product margin is impacted by the mix between higher performance, higher margin products and lower performance, lower margin products. In addition, we typically experience lower yields and higher associated costs on new products, which improve as production volumes increase.
     Three Months ended March 31, 2009 Compared to the Three Months ended March 31, 2008: Cost of Revenue and Gross Margin. Gross margin declined from 64.1% in the three months ended March 31, 2008 to 46.9 % in the three months ended March 31, 2009, a decline of 17.2 percentage points. The decline in gross margin in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily due to higher amortization costs of acquired intangible assets and amortization of fair value adjustments of acquired inventory resulting from the acquisitions completed in 2008, and to a lesser extent, to a product sales mix shift towards increased sales of lower performance, lower margin products.
     Research and Development Expenses
     Research and development expenses primarily include personnel costs, engineering design development software and hardware tools, allocated facilities expenses and depreciation of equipment used in research and development, and stock-based compensation under SFAS 123(R).
     Total research and development expenses for the three months ended March 31, 2009 and 2008 were:

	For the three months ended
	March 31,
	2009	2008	change	% change
		(in thousands)
Research and development expenses	$9,991	$5,820	$4,171	71.7%
Percent of total net revenue	49.0%	31.7%	17.3%	54.5%

Three Months ended March 31, 2009 Compared to the Three Months ended March 31, 2008: Research and development expenses increased by $4.2 million, or 71.7% to $9.9 million in the three months ended March 31, 2009 from $5.8 million in the three months ended March 31, 2008. Of the $4.2 million increase, salaries, benefits and commissions accounted for $2.4 million and stock-based compensation expense accounted for $0.9 million due to increased headcount mainly resulting from the acquisitions completed in 2008. In addition, consulting services and other miscellaneous expenses accounted for $0.9 million of the increase. Research and development headcount increased to 240 at the end of March 2009 from 135 at the end of March 2008.
     Sales, General and Administrative Expenses
     Sales, general and administrative expenses primarily include personnel costs, accounting and legal fees, information systems, sales commissions, trade shows, marketing programs, depreciation, allocated facilities expenses and stock-based compensation under SFAS 123(R). Total sales, general and administrative costs for the three months ended March 31, 2009 and 2008 were:

	For the three months ended
	March 31,
	2009	2008	change	% change
		(in thousands)
Sales, general and administrative	$6,137	$4,555	$1,582	34.7%
Percent of total net revenue	30.1%	24.8%	5.3%	21.2%
     Three Months ended March 31, 2009 Compared to the Three Months ended March 31, 2008: Sales, general and administrative expenses increased $1.6 million, or 34.7% in the three months ended March 31, 2009 from $4.6 million in the three months ended March 31, 2008. Of the $1.6 million increase, stock-based compensation expense accounted for $0.9 million and salaries, benefits and commissions accounted for $0.5 million due to increased headcount. Other miscellaneous expenses accounted for $0.2 million of the increase. Sales, general and administrative headcount increased to 82 at the end of March 2009 from 63 at the end of March 2008.
     Other Income, Net. Other income, net, primarily includes interest income on cash and cash equivalents and, to a lesser extent, includes interest expense component associated with the installment payment of capitalized licenses.

	For the three months ended
	March 31,
	2009	2008	change	% change
		(in thousands)
Interest income and other	$134	$992	$(858)	-86.5%
Interest expense	(79)	(153)	74	-48.4%

Total other income, net	$55	$839	$(784)	-93.4%

     Three Months ended March 31, 2009 Compared to the Three Months ended March 31, 2008: Other income, net decreased in the three months ended March 31, 2009 primarily as the result of decreased interest income resulting from lower average cash and cash equivalents balances combined with lower short-term U.S. interest rates in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.
Provision for income taxes. For the three months ended March 31, 2009 and 2008, the provision for income taxes was based on our estimated annual effective tax rate in compliance with SFAS 109 and other related guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and the possible outcomes of current and future audits.
   The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
(Loss) income before provision for income taxes	$(6,505)	$2,219
Provision for income taxes	$28	$247
Effective tax rate	-0.4%	11.1%
The provision for income taxes was $28,000 and $247,000 for the three months ended March 31, 2009 and 2008, respectively. The provision for income taxes for the three months ended March 31, 2009 was primarily related to international taxes and state income taxes. The provision for the three months ended March 31, 2008 was primarily related to the federal alternative minimum tax on profits in the United States adjusted by certain non-deductible items, international taxes and state income taxes.
We continue to maintain a full valuation allowance on our net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
Liquidity and Capital Resources
We believe that we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements. Our primary sources of cash subsequent to our initial public offering in 2007 have been cash generated from our operations, cash collections from customers and to a lesser extent, cash received from the exercise of employee stock options.
Cash equivalents consist primarily of an investment in a money market fund. As of March 31, 2009, we have not experienced any impairment charges due to such concentration of credit risk. We believe that our $65.6 million of cash and cash equivalents at March 31, 2009 and expected cash flow from operations will be sufficient to fund our projected operating requirements for at least twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
     Following is a summary of our working capital and cash and cash equivalents as of March 31, 2009 and December 31, 2008:

	As of
	March 31,	December 31,
	2009	2008
	(in thousands)
Working capital	$88,312	$90,335
Cash and cash equivalents	65,618	77,027
     Following is a summary of our cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31
	2009	2008
	(in thousands)
Net cash (used in) provided by operating activities	$(5,638)	$532
Net cash used in investing activities	(5,156)	(1,915)
Net cash used in financing activities	(615)	(1,467)

Cash Flows from Operating Activities
     Net cash from operating activities decreased by $6.2 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease in our cash flows from operations was primarily due to our net loss of $6.5 million in the three months ended March 31, 2009 compared to net income of $2.0 million in the three months ended March 31, 2008, which was offset in part by higher non-cash expenses of $3.3 million in the three months ended March 31, 2009. The non-cash expenses were mainly attributable to the higher stock-based compensation due to increased headcount as a result of our acquisitions completed in 2008 and higher amortization expenses resulting from the intangibles acquired in connection with the acquisitions completed in 2008. In addition, changes in assets and liabilities, net increased by $1.0 million in the three months ended March 31, 2009 compared to the changes in assets and liabilities in the three months ended March 31, 2008.
Cash Flows from Investing Activities
     Net cash used in investing activities increased by $3.2 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase was mainly due to cash paid for the W&W Communications, Inc. acquisition completed in December 2008, which was accrued for as of December 31, 2008.
Cash Flows from Financing Activities
     Net cash used in financing activities decreased by $0.9 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decline was mainly due to lower principal payments of capital lease and technology license obligations.
Indemnities
     In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of March 31, 2009, we believe our exposure related to the indemnities at March 31, 2009 is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.
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
Contractual Obligations
     The following table describes our commitments to settle contractual obligations in cash as of March 31, 2009:

	Payments Due By Period
	Less Than 1			More Than 5
	Year	1 to 2 Years	3 to 5 Years	Years	Total
	(in thousands)
Operating lease obligations	$1,334	$3,556	$1,325	$—	$6,215
Capital lease obligations	2,102	2,181	—	—	4,283
Purchase obligations	2,415	—	—	—	2,415

Total	$5,851	$5,737	$1,325	$—	$12,913

     We adopted FIN 48 on January 1, 2007. As of March 31, 2009, we had $4.0 million of total gross unrecognized tax benefits and related interest. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.

In addition to the contractual obligations noted in the table above, we also have the following funding commitments:
          In connection with our acquisition of certain assets of Parallogic Corporation (“Parallogic”), we are obligated to make two installment payments of $220,000 each at the completion of certain milestones or the 18th and 36th month anniversaries of the acquisition date, whichever comes first. In January 2009, we paid the first installment of $220,000 due to Parallogic’s achievement of the first milestone as defined in the Asset Purchase Agreement. The remaining $220,000 was recorded as acquisition related payables in accrued expenses and other current liabilities. As of May 6, 2009, Parallogic has not achieved the second milestone as defined in the Asset Purchase Agreement.
          As of March 31, 2009, in connection with our acquisition of W&W, we recorded a total of purchase consideration related liabilities of $1.2 million. Of the $1.2 million, $1.1 million relates to the unpaid portion of the cash consideration and $57,000 relates to the unpaid portion of acquisition related expenses. We expect to pay the unpaid purchase consideration of $1.2 million in the remainder of 2009.
Critical Accounting Policies and Estimates
     The preparation of our financial statements and accompanying disclosures in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The SEC has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) product warranty accrual; (3) stock-based compensation; (4) inventory valuation; (5) accounting for income tax; (6) mask costs; (7) business combinations and (8) goodwill and purchased intangible assets. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. Management believes that there have been no significant changes during the three months ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.
Recent Accounting Pronouncements
     Please refer to the recent accounting pronouncements listed in the footnote 1 of the financial statements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     During the three months ended March 31, 2009, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 2, 2009.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Our Chief Executive Officer and our Chief Financial Officer evaluated with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriately to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed first quarter ending on

March 31, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, the effectiveness, design or operation of our internal control over financial reporting.
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
     We have marked with an asterisk(*) those risks described below that reflect substantive changes from the risks described under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009.
Risks Related to Our Business and Industry
We had a limited history of profitability, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.*
          We were established in 2000. Our first quarter of profitability since then was the quarter ended September 30, 2007 and we remained profitable until the quarter ended December 31, 2008. We experienced net loss of $6.5 million and net income of $2.0 million for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, our accumulated deficit was $63.8 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. As a public company, we also incur significant legal, accounting and other expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods may not be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur losses in the future.
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
We receive a substantial portion of our revenues from a limited number of customers, and the loss of, or a significant reduction in, orders from one or a few of our major customers would adversely affect our operations and financial condition.*
     We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 53.2% and 54.3% of our net revenues from our top five customers for the three months ended March 31, 2009 and 2008, respectively. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and in some cases the portion of our revenues attributable to certain customers may increase in the future. However, we may not be able to maintain or increase sales to certain of our top customers for a variety of reasons, including the following:
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
Fluctuations in the mix of products sold may adversely affect our financial results.*
     Because of the wide price differences among our processors, the mix and types of performance capabilities of processors sold affect the average selling price of our products and have a substantial impact on our revenue. Generally, sales of higher performance products have higher gross margins than sales of lower performance products. We currently offer both higher and lower performance products in our NITROX, OCTEON, ECONA ARM and PureVu Video product families. During 2008 and in the three months ended March 31, 2009, we experienced a sales mix shift towards increased sales of lower performance, lower margin products. If this shift continues, our overall gross margins will be negatively affected. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and as a result can negatively impact our financial results.
The semiconductor and communications industries have historically experienced significant fluctuations with prolonged downturns, which could impact our operating results, financial condition and cash flows.*
     The semiconductor industry has historically exhibited cyclical behavior, which at various times has included significant downturns in customer demand. We began to see such a downturn in the fourth quarter of 2008 and expect this downturn to continue through 2009. Because a significant portion of our expenses is fixed in the near term or is incurred in advance of anticipated sales, we may not be able to decrease our expenses rapidly enough to offset any unanticipated shortfall in revenues. If this situation were to occur, it could adversely affect our operating results, cash flow and financial condition. Furthermore, the semiconductor industry has periodically experienced periods of increased demand and production constraints. If this happens in the future, we may not be able to produce sufficient quantities of our products to meet the increased demand. We may also have difficulty in obtaining sufficient wafer, assembly and test resources from our subcontract manufacturers. Any factor adversely affecting the semiconductor industry in general, or the particular segments of the industry that our products target, may adversely affect our ability to generate revenue and could negatively impact our operating results.
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
We have a limited operating history, and we may have difficulty accurately predicting our future revenues for the purpose of appropriately budgeting and adjusting our expenses.*
     We were established in 2000. Our first quarter of profitability since then was the quarter ended September 30, 2007 and we remained profitable until the quarter ended December 31, 2008. We experienced net loss of $6.5 million and net income of $2.0 million for the three months ended March 31, 2009 and 2008, respectively. Since we had only five quarters of operating profitability, we do not have an extended history from which to predict and manage profitability. Our limited operating experience, a dynamic and rapidly evolving market in which we sell our products, our dependence on a limited number of customers, as well as numerous other factors beyond our control, including general market conditions, impede our ability to forecast quarterly and annual revenues accurately. As a result, we could experience budgeting and cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which could make it difficult for us to gain and maintain profitability and could increase the volatility of the market price of our common stock.
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
     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal control over financial reporting. These Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. In the future, we may discover areas of our internal controls that need improvement. If our auditors or we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-

Oxley Act and other regulatory and reporting requirements. Our rapid growth in recent periods and our possible future expansion through acquisitions, present challenges to maintain the internal control and disclosure control standards applicable to public companies. If we fail to maintain effective internal controls, we could be subject to regulatory scrutiny and sanctions and investors could lose confidence in the accuracy and completeness of our financial reports.
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
Our acquisition strategy may result in unanticipated accounting charges or otherwise adversely affect our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies and products of acquired companies or businesses, or be dilutive to existing shareholders.*
     In May 2008, we acquired certain assets of Parallogic, in August 2008 we acquired substantially all of the assets of Star, in

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
     When that inventory is sold, the gross margins for those products are reduced and our gross margins for that period are negatively affected. Furthermore, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of such acquired businesses. As a result, we would be required to record material amounts of goodwill, and acquired in-process research and development charges and other intangible assets, which could result in significant impairment and acquired in-process research and development charges and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses and potential restructuring costs associated with an acquisition, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.
Our investment portfolio may become impaired by further deterioration of the capital markets.
     Our cash equivalents at March 31, 2009 consisted primarily of money market instruments, which are invested primarily in United States treasury securities, bonds of government agencies, and corporate bonds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
     As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of March 31, 2009, we had no direct holdings in these categories of investments and our indirect exposure to these financial instruments through our holdings in money market instruments was immaterial. As of March 31, 2009, we had no impairment charge associated with our cash equivalents relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.
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

Risks Related to our Common Stock
The market price of our common stock may be volatile, which could cause the value of your investment to decline. *
     The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through March 31, 2009, our stock price has fluctuated from a low of $7.61 to a high of $35.60. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:
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
A limited number of stockholders may have the ability to influence the outcome of director elections and other matters requiring stockholder approval.*
     Our directors, executive officers and principal stockholders and their affiliates beneficially owned approximately 48% of our outstanding common stock as of March 31, 2009. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.
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
     None.
Use of Proceeds from Sale of Registered Securities
     Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-140660), that was declared effective by the SEC on May 1, 2007. As of March 31, 2009, $63.8 million of the approximately $94.7 million in net proceeds received by us in the offering, after deducting approximately $7.3 million in underwriting discounts, commissions, and $2.8 million in other offering costs, were invested in various interest-bearing instruments, and $30.9 million of the net proceeds had been used for acquisitions, general corporate purposes, including the repayment of the outstanding balances under the term loan with Silicon Valley Bank, general and administrative and manufacturing expenses.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate (3)

10.1	2009 Executive Officer Salaries

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

(1)	Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (No. 001-33435), filed with the SEC on March 2, 2009, and incorporated herein by reference.

(2)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVIUM NETWORKS, INC.
Date: May 7, 2009	By:	/s/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer and Vice President of Finance and Administration

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate (3)

10.1	2009 Executive Officer Salaries

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

(1)	Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (No. 001-33435), filed with the SEC on March 2, 2009, and incorporated herein by reference.

(2)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(2)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.