Form 10-Q
period 2009-06-30
CAVIUM NETWORKS, INC.
filed 2009-08-06
CIK 1175609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at August 4, 2009 was: 41,477,322

CAVIUM NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
CAVIUM NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$66,747	$77,027
Accounts receivable, net of allowances of $370 and $203, respectively	15,292	14,054
Inventories	16,484	17,281
Prepaid expenses and other current assets	3,149	1,298

Total current assets	101,672	109,660
Property and equipment, net	8,853	11,115
Intangible assets, net	14,433	16,958
Goodwill	13,047	12,925
Other assets	447	506

Total assets	$138,452	$151,164

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$7,473	$7,309
Accrued expenses and other current liabilities	2,706	7,697
Deferred revenue	1,676	1,700
Capital lease and technology license obligations, current portion	2,476	2,619

Total current liabilities	14,331	19,325
Capital lease and technology license obligations, net of current portion	892	2,116
Other non-current liabilities	1,430	1,162

Total liabilities	16,653	22,603

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, par value $0.001:
10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2009 and December 31, 2008	—	—
Common stock, par value $0.001:
200,000,000 shares authorized; 41,374,388 and 41,183,010 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	41	41
Additional paid-in capital	191,682	185,743
Accumulated deficit	(69,924)	(57,223)

Total stockholders’ equity	121,799	128,561

Total liabilities and stockholders’ equity	$138,452	$151,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenue	$22,804	$21,562	$43,186	$39,904
Cost of revenue	12,139	7,808	22,953	14,395

Gross profit	10,665	13,754	20,233	25,509

Operating expenses:
Research and development	10,274	6,461	20,265	12,281
Sales, general and administrative	6,526	5,454	12,663	10,009

Total operating expenses	16,800	11,915	32,928	22,290

(Loss) income from operations	(6,135)	1,839	(12,695)	3,219

Other income, net:
Interest expense	(67)	(135)	(146)	(288)
Interest income and other	90	609	224	1,601

Total other income, net	23	474	78	1,313

(Loss) income before provision for income taxes	(6,112)	2,313	(12,617)	4,532
Provision for income taxes	56	240	84	487

Net (loss) income	$(6,168)	$2,073	$(12,701)	$4,045

Net (loss) income, per common share, basic	$(0.15)	$0.05	$(0.31)	$0.10
Shares used in computing basic net (loss) income per common share	41,212	40,300	41,148	40,133

Net (loss) income, per common share, diluted	$(0.15)	$0.05	$(0.31)	$0.09
Shares used in computing diluted net (loss) income per common share	41,212	42,981	41,148	42,702
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(12,701)	$4,045
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Stock-based compensation expense	5,494	2,278
Depreciation and amortization	7,110	4,643
Amortization of lease incentive	(52)	—
Loss on disposal of fixed assets	47	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(1,238)	(1,099)
Inventories	819	(3,287)
Prepaid expenses and other current assets	(1,568)	(341)
Other assets	59	(253)
Accounts payable	252	1,191
Accrued expenses and other current and non-current liabilities	(700)	556
Deferred revenue	(24)	314

Net cash (used in) provided by operating activities	(2,502)	8,047

Cash flows used in investing activities
Purchases of property and equipment	(1,737)	(4,550)
Proceeds from sales of property and equipment	43	—
Purchases of IP licenses and intangible assets	(424)	—
Acquisition of businesses	(4,712)	(817)

Net cash used in investing activities	(6,830)	(5,367)

Cash flows used in financing activities
Proceeds from issuance of common stock upon exercise of options	430	764
Principal payment of capital lease and technology license obligations	(1,363)	(2,618)
Repurchases of shares of unvested common stock	(15)	(4)

Net cash used in financing activities	(948)	(1,858)

Net (decrease) increase in cash and cash equivalents	(10,280)	822
Cash and cash equivalents, beginning of period	77,027	98,462

Cash and cash equivalents, end of period	$66,747	$99,284

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
     The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s condensed consolidated financial position at June 30, 2009, and the condensed consolidated results of its operations for the three months and six months ended June 30, 2009 and 2008, and the condensed consolidated cash flows for the six months ended June 30, 2009 and 2008. The results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.
     The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. During the six months ended June 30, 2009, there were no significant changes to the significant accounting policies and estimates discussed in the Company’s Annual Report on Form 10-K.
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

	For the three months		For the six months ended
	ended June 30,		June 30,
	2009	2008	2009	2008
Percentage of total net revenue
Customer A	19%	*	14%	*
Customer B	18%	33%	20%	32%
Customer C	13%	15%	10%	10%

*	Represents less than 10% of the consolidated net revenue for the respective period end.

	As of June 30,	As of December 31,
	2009	2008
Percentage of gross accounts receivable
Customer A	21%	*
Customer D	11%	21%
Customer E	*	10%

*	Represents less than 10% of the consolidated gross accounts receivable for the respective period end.
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
     Revenue is recognized upon shipment for sales to distributors with limited rights of returns and price protection if the Company concludes it can reasonably estimate the credits for returns and price adjustments issuable. The Company records an estimated allowance, at the time of shipment, based on the Company’s historical patterns of returns and pricing credits of sales recognized upon shipment. The credits issued to distributors or other customers were not material in the three and six months ended June 30, 2009 and 2008.
     Revenue and costs relating to sales to distributors are deferred if the Company grants more than limited rights of returns and price credits or if it cannot reasonably estimate the level of returns and credits issuable. The Company has a distribution agreement with Avnet, Inc. to distribute the Company’s products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet revenue and costs are deferred until products are sold by Avnet to its end customers. For the three months ended June 30, 2009 and 2008, 5.5% and 3.4% of the Company’s net revenues and for the period six months ended June 30, 2009 and 2008, 5.8% and 3.6% of the Company’s net revenues were from products sold by Avnet, respectively. Revenue recognition depends on notification from the distributor that product has been sold to Avnet’s end customers. Avnet reports to the Company, on at least a monthly basis, the product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled monthly to the Company’s deferred revenue and cost balances. Deferred income on shipments to Avnet is included in deferred revenue. Accounts receivable from Avnet is recognized and inventory is relieved when title to inventories transfers, which typically takes place at the time of shipment, which is the point in time at which the Company has a legal enforceable right to collection under normal payment terms.
     The Company also derives revenue in the form of license and maintenance fees through licensing its software products. Revenue from such arrangements is recorded by applying the provisions of Statement of Position, or SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions. Revenue from such arrangements totaled $131,000 and $271,000 for the three months ended June 30, 2009 and 2008, respectively, and $1.7 million and $537,000 for the six months ended June 30, 2009 and 2008, respectively. If the arrangements contain support services, the value of such support services is recognized as services revenue on a straight-line basis over the term of the related support period, which is typically one year.
     The Company also enters into development agreements with some of its customers. Development revenue is recognized under the proportional performance method, with the associated costs included in cost of revenue. The Company estimates the proportional performance of the development contracts based on an analysis of progress toward completion. The Company periodically evaluates the actual status of each project to ensure that the estimates to complete each contract remain accurate. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on progress toward completion of projects in progress. To the extent the Company is unable to estimate the proportional performance then the revenue is recognized on a completed performance basis. Revenue from such arrangements totaled $540,000 and $590,000 for the three months ended June 30, 2009 and 2008, respectively, and $1.3 million for the six months ended June 30, 2009 and 2008, respectively.
     Total deferred revenue was $1.7 million as of June 30, 2009 and as of December 31, 2008, respectively, which includes deferred income on shipment to Avnet, development revenue and deferred revenue associated with license and maintenance fees.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Beginning balance	$192	$260	$154	$261
Accruals for warranties issued	152	107	352	124
Settlements made	(94)	(107)	(256)	(125)

Ending balance	$250	$260	$250	$260

Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification will be effective for interim or annual periods ending after September 15, 2009, and will apply to the Company’s financial statement disclosures beginning with the quarter ending September 30, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There will be no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). SFAS 165 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company implemented SFAS 165 during the quarter ended June 30, 2009. The Company evaluated for subsequent events through August 6, 2009, the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FAS 107-1, which requires disclosures about fair value of financial instruments in interim periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FAS 107-1 are effective for the interim reporting period ending after June 15, 2009. The adoption of FAS 107-1 did not have an impact on the Company’s consolidated financial statements.
     2. Net Income (Loss) Per Common Share
     The Company calculates net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share,” or SFAS 128. Under SFAS 128, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period (excluding shares subject to repurchase). Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common and potentially dilutive common equivalent shares outstanding during the period. Potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options, restricted stock units, and common stock subject to repurchase, are included in diluted net income per share for the three months and six months ended June 30, 2009 and 2008, respectively.
     The following table sets forth the computation of income (loss) per share:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(6,168)	$2,073	$(12,701)	$4,045

Weighted average common shares outstanding — basic	41,212	40,300	41,148	40,133
Dilutive effect of employee stock plans	—	2,681	—	2,569

Weighted average common shares outstanding — diluted	41,212	42,981	41,148	42,702

Basic net income (loss) per share	$(0.15)	$0.05	$(0.31)	$0.10

Diluted net income (loss) per share	$(0.15)	$0.05	$(0.31)	$0.09

     The Company excluded outstanding options and restricted stock units of 8.1 million for the three months and six months ended June 30, 2009 and 228,000 and 584,000 for the three and six months ended June 30, 2008 from the computation of diluted net income (loss) per common share because including them would have had an anti-dilutive effect.
3. Fair Value
     At June 30, 2009, all of the Company’s investments were classified as cash equivalents and are comprised of highly liquid investments in money market instruments. In accordance with SFAS 157, the Company determined the fair value hierarchy of its financial assets (cash equivalents) in the money market fund as Level 1, which approximated $55.4 million as of June 30, 2009.
4. Balance Sheet Components
     Inventories
     Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value) and are comprised of the following:

	As of	As of
	June 30, 2009	December 31, 2008
	(in thousands)
Work-in-process	$14,607	$14,411
Finished goods	1,877	2,870

	$16,484	$17,281

     Property and equipment, net, consist of the following:

	As of	As of
	June 30, 2009	December 31, 2008
	(in thousands)
Mask costs and test equipment	$12,021	$11,016
Software, computer and other equipment	15,855	15,402
Furniture, office equipment and leasehold improvements	437	121

	28,313	26,539
Less: accumulated depreciation and amortization	(19,460)	(15,424)

	$8,853	$11,115

     Depreciation and amortization expense was $1.9 million and $2.2 million for the three months ended June 30, 2009 and 2008, respectively, and $4.2 million and $4.1 million for the six months ended June 30, 2009 and 2008, respectively.
     The Company has capitalized mask costs of none and $1.0 million during the three months ended June 30, 2009 and 2008, respectively, and $680,000 and $2.2 million during the six months ended June 30, 2009 and 2008, respectively.
     Capital leases, which are time-based subscription design tools, are included in property and equipment, and they were $8.9 million at June 30, 2009 and December 31, 2008. Amortization expense related to assets recorded under capital lease was $717,000 and $700,000 for the three months ended June 30, 2009 and 2008, respectively, and $1.5 million and $1.3 million for the six months ended June 30, 2009 and 2008, respectively.
     Accrued expenses and other current liabilities consist of the following:

	As of	As of
	June 30, 2009	December 31, 2008
	(in thousands)
Accrued compensation and related benefits	$1,052	$1,191
Acquisition related payables	228	4,489
Restructuring related payables	218	389
Accrued warranty	250	154
Professional fees	372	835
Income tax payable	107	54
Other	479	585

	$2,706	$7,697

     Other non-current liabilities consist of the following:

	As of	As of
	June 30, 2009	December 31, 2008
	(in thousands)
Accrued rent	$675	$187
Acquisition related payables	—	220
Restructuring related payables	464	464
Income tax payable	291	291

	$1,430	$1,162

5. Business Combinations
Parallogic Corporation
     On May 20, 2008, the Company acquired certain assets of Parallogic Corporation (“Parallogic”), a privately held company. The aggregate purchase price consisted of cash consideration of approximately $1.3 million, including direct acquisition costs of approximately $61,000. The Company paid $826,000 in cash at the time of close of the acquisition. The remaining two subsequent payments of $220,000 each are due at the completion of certain milestones or the 18 th and 36 th month anniversaries of the acquisition date, whichever comes first. In January 2009, the Company paid the first installment of $220,000 due to Parallogic’s achievement of the first milestone as defined in the merger agreement. The remaining $220,000 is recorded as acquisition related payables in accrued expenses and other current liabilities. As of August 4, 2009, Parallogic has achieved the second milestone as defined in the merger agreement and this amount is expected to be paid in the third quarter of 2009.
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
W&W Communications, Inc.
     On December 23, 2008, the Company completed the acquisition of W&W Communications, Inc. (“W&W”). Total merger consideration was approximately $8.2 million, which consisted of cash consideration of approximately $3.9 million, 338,245 unregistered common shares of the Company valued at approximately $3.1 million (the fair value of Cavium’s stock of $9.16 per share was derived using an average closing price of the Company’s shares of common stock on the announcement date and for the two days prior to, and two days subsequent to the public announcement of the acquisition on November 20, 2008) and direct acquisition costs of approximately $1.2 million. Additionally, in order to effect the acquisition of W&W, the Company assumed and immediately paid-off W&W’s notes payable of approximately $8.9 million. As the notes payable were immediately paid-off, the $8.9 million has been presented as a cash outflow and included in “Acquisition of businesses, net of cash acquired” within the cash flows used in investing activities section of the consolidated statement of cash flows for the year ended December 31, 2008. The acquisition allowed the Company to strategically acquire W&W’s developed technology and its design team for the emerging consumer market for high definition encoding semiconductors. In connection with the acquisition, the Company recorded approximately $853,000 of restructuring costs related to the contractual operating lease obligations of a W&W facility in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” or EITF 95-3. The costs associated with the obligation were recognized as a liability assumed in the purchase business combination and included in the purchase price allocation. The results of operations from W&W have been included in the Company’s consolidated statements of operations only since the date of acquisition.
     The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, the total estimated purchase price was allocated to the tangible and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. In accordance with SFAS No. 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. None of the $8.9 million allocated to goodwill is expected to be deductible for federal or state income tax purposes. While the Company has accrued all acquisition costs that it is aware of, any adjustments to these costs will be adjusted to goodwill. The purchase price allocation will be finalized in 2009. The total purchase price was as follows:

Amount
(in thousands)
Total purchase price of the acquisition of W&W is as follows:
Cash consideration (1)	$3,891
Value of common stock issued	3,098
Acquisition related expenses (2)	1,195

Total purchase price	$8,184

(1)	As of June 30, 2009, of the the total cash consideration of $3.9 million, $0.1 million was paid in fiscal 2008 and $3.8 million was paid during the six months ended June 30, 2009.

(2)	As of June 30, 2009, acquisition related expenses of $1.2 million include legal and accounting fees and other external costs directly related to the acquisition, of which $0.5 million was paid in fiscal 2008 and the remaining $0.7 million was paid during the six months ended June 30, 2009.
The purchase price allocation was as follows (in thousands):

As adjusted
Cash and cash equivalents	$283
Inventories, net	829
Other assets	230
Goodwill	8,919
In-process research and development	1,319
Other intangibles, net	10,114
Accounts payable	(1,357)
Accrued expenses	(2,440)
Accrued restructuring	(853)
Notes payable	(8,860)

Total purchase price	$8,184

The fair value of intangible assets of $10.1 million has been allocated to the following identifiable intangible asset categories:

	Estimated useful life (in
Intangible Assets	years)	Amount
		(in thousands)
Existing technology	1-5	$7,768
Core technology	5.0	1,306
Customer contracts and relationships	6.0	583
Order backlog	0.6	457

Total		$10,114

     Of the $11.4 million of acquired intangible assets, $1.3 million was assigned to in-process research and development or IPR&D. In accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, the IPR&D was expensed immediately as it relates to the acquisition of an in-process technology project which had not reached technological feasibility at the time of acquisition, and had no future alternative use. The fair value of the IPR&D was determined based on an income approach using the discounted cash flow method. A discount rate of 24% used to value the project was based on the implied rate of return of the transaction, adjusted to reflect additional risks inherent in the acquired project. As of June 30, 2009, the Company estimates that an additional investment of approximately $1.7 million will be required to complete the project. The Company expects to complete the project by the end of 2009 and to benefit from the IPR&D project beginning in 2010.
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
     The unaudited pro forma financial information for the three months and six months ended June 30, 2008 combines the historical results for the Company, Star and W&W for the three months and six months ended June 30, 2008. The following table summarizes the pro forma financial information (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Net revenue	$23,078	$42,709
Net loss	$(3,419)	$(4,699)
Net loss per common share, basic	$(0.08)	$(0.12)
Net loss per common share, diluted	$(0.08)	$(0.12)
6. Goodwill and Intangible Assets, Net
     Goodwill
     The increase in goodwill of $122,000 during the six months ended June 30, 2009 was primarily the result of adjustments to acquisition related expenses for the acquisitions completed in 2008. (See Note 5)
     Intangible assets, net consisted of the following:

	As of	As of
	June 30, 2009	December 31, 2008
	(in thousands)
Existing and core technology — product	$17,614	$17,614
Technology license	9,961	9,536
Customer contracts and relationships	966	966
Trade name	82	82
Order backlog	540	540

	29,163	28,738
Less: accumulated amortization
Existing and core technology — product	(6,410)	(4,398)
Technology license	(7,575)	(6,787)
Customer contracts and relationships	(167)	(65)
Trade name	(38)	(17)
Order backlog	(540)	(513)

	$14,433	$16,958

     Amortization expense was $1.5 million and $261,000 for the three months ended June 30, 2009 and 2008, respectively, and $2.9 million and $583,000 for the six months ended June 30, 2009 and 2008, respectively. The weighted-average remaining estimated lives for intangible assets are approximately 3.3 years for existing and core technology-product and 1.7 years for technology license. The weighted average remaining estimated life of intangible assets in total is approximately 2.4 years. Future amortization expense is estimated to be $2.8 million for 2009, $4.3 million for 2010, $3.2 million for 2011, $2.5 million for 2012 and $1.6 million thereafter.
7. Restructuring Accrual
In connection with the acquisition of W&W, the Company recorded restructuring liabilities of approximately $853,000 in accordance with EITF 95-3. Of the $682,000 balance as of June 30, 2009, $218,000 was recorded as restructuring related payables in accrued expenses and other current liabilities and the remaining $464,000 was recorded in other non-current liabilities. The liabilities are related to an operating lease commitment for one W&W facility, which the Company no longer occupies. The Company expects the obligation to be settled by the end of January 2011 with payments of approximately $218,000 in 2009, $426,000 in 2010 and $38,000 in 2011.
     In connection with a workforce reduction action in the three months ended June 30, 2009, the Company incurred approximately $316,000 in expenses primarily related to severance and related costs. These charges were recorded as operating expenses and the Company fully paid the amount by the end of June, 2009.
A summary of the accrued restructuring related activities during the six months ended June 30, 2009 is as follows (in thousands):

	Severance and other	Excess Facility
	Benefits	related costs	Total
Accrued restructuring — January 1, 2009	$—	$853	$853
Additions	316	—	316
Cash payments	(316)	(171)	(487)

Accrued restructuring — June 30, 2009	$—	$682	$682
Less: current portion	—	218	218

Long-term portion	$—	$464	$464

8. Stockholders’ Equity
Common and Preferred Stock
     As of June 30, 2009, the Company is authorized to issue 200,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. The Company has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences. As of June 30, 2009 and December 31, 2008, no shares of preferred stock were outstanding.
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
     The following table summarizes the details related to activity of early-exercise unvested shares of common stock granted under the 2001 Stock Incentive Plan:

		Weighted-
	Number of	Average
	Unvested	Exercise/
	Shares	Purchase
	Outstanding	Price
Balance as of December 31, 2008	145,564	$3.50
Issued	—	—
Vested	(30,404)	2.12
Cancelled and forfeited	—	—

Balance as of March 31, 2009	115,160	$3.86
Issued	—	—
Vested	(31,965)	2.81
Repurchased	(2,502)	5.99

Balance as of June 30, 2009	80,693	$4.22

     The following table summarizes the details related to stock options granted and outstanding under the 2007 Equity Incentive Plan and 2001 Stock Incentive Plan:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
	Outstanding	per Share
Balance at December 31, 2008	5,397,454	$8.78
Options granted	2,535,906	9.90
Options exercised	(26,611)	2.12
Options cancelled and forfeited	(75,879)	14.77

Balance as of March 31, 2009	7,830,870	$9.11
Options granted	83,000	13.13
Options exercised	(97,120)	3.80
Options cancelled and forfeited	(159,197)	14.95

Balance as of June 30, 2009	7,657,553	$9.10

     The following table summarizes the details related to restricted stock units granted and outstanding under the 2007 Equity Incentive Plan:

		Weighted-
		Average
		Grant
		Date Fair
	Number of	Value Per
	Shares	Share
Balance as of December 31, 2008	280,933	$17.16
Granted	278,549	8.88
Issued and released	(38,247)	15.80
Cancelled and forfeited	(9,080)	15.40

Balance as of March 31, 2009	512,155	$12.79
Granted	9,000	12.56
Issued and released	(31,902)	13.68
Cancelled and forfeited	(11,086)	14.84

Balance as of June 30, 2009	478,167	$12.68

     For restricted stock units, or RSUs, stock-based compensation expense is calculated based on the market price of the Company’s common stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.
     As of June 30, 2009, there was $5.4 million of unrecognized compensation costs related to RSUs granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.1 years.
Stock-Based Compensation
     The Company recognizes stock-based compensation for options granted to employees in accordance with FAS 123(R). The following table presents the detail of stock-based compensation expense amounts included in the consolidated statement of operations for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Cost of revenue	$80	$54	$167	$83
Research and development	1,397	659	2,613	987
Sales, general and administrative	1,428	798	2,714	1,208

	$2,905	$1,511	$5,494	$2,278

     The total stock-based compensation cost capitalized as part of inventory as of June 30, 2009 and 2008 was $197,000 and $96,000, respectively.
     The fair value of each employee option grant for the three months and six months ended June 30, 2009 and 2008 under SFAS 123(R) was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	2.19%	3.32%	1.52% to 2.19%	2.33% to 3.32%
Expected life	4.53 - 4.75 years	4.53 - 4.75 years	4.53 - 4.75 years	4.53 - 4.75 years
Dividend yield	None	None	None	None
Volatility	63.4% to 63.5%	55.4%	63.4% to 63.7%	55.4% to 56.0%
     The estimated weighted-average grant date fair value of options granted were $6.92 and $9.97 for the three months ended June 30, 2009 and 2008, respectively, and $8.99 and $7.86 for the six months ended June 30, 2009 and 2008, respectively.
     As of June 30, 2009, there was $24.2 million of unrecognized compensation costs related to stock options granted under the Company’s 2007 and 2001 Stock Incentive Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.92 years.
9. Income Taxes
     For the three months and six months ended June 30, 2009 and 2008, the provision for income taxes was based on the estimated annual effective tax rate in compliance with SFAS 109 and other related guidance. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and the possible outcomes of current and future audits.
     The following table presents the provision for income taxes and the effective tax rates for the three months and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
(Loss) income before provision for income taxes	$(6,112)	$2,313	$(12,617)	$4,532
Provision for income taxes	$56	$240	$84	$487
Effective tax rate	-0.9%	10.4%	-0.7%	10.7%
     The provision for income taxes was $56,000 and $84,000 for the three and six months ended June 30, 2009, respectively. The income tax expense for the three and six months ended June 30, 2009 was primarily related to federal alternative minimum taxes, international taxes and state income taxes.

     The provision for income taxes was $240,000 and $487,000 for the three and six months ended June 30, 2008, respectively. The income tax expense for the three and six months ended June 30, 2008 was primarily related to the federal alternative minimum tax on profits in the United States adjusted by certain non-deductible items, international taxes and state income taxes.
     The Company continues to maintain a full valuation allowance on its U.S. net deferred tax assets until sufficient positive evidence exists, including history of taxable income, to support reversal of the valuation allowance.
     As of June 30, 2009 and December 31, 2008, the Company had $4.0 million of unrecognized tax benefits, which is netted against deferred tax assets and is fully offset by a valuation allowance. There were no significant changes to the unrecognized tax benefit during the six months ended June 30, 2009.
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
     The following table is based on the geographic location of the OEMs or the distributors who purchased the Company’s products. The geographic locations of the Company’s distributors may be different from the geographic locations of the ultimate end users. Revenues by geography for the periods indicated were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
United States	$7,837	$10,123	$18,196	$20,551
Hong Kong	6,089	599	8,844	870
Taiwan	2,650	2,523	5,119	5,633
Japan	3,257	3,529	5,021	4,840
China	987	1,632	2,356	2,954
Other countries	1,984	3,156	3,650	5,056

Total	$22,804	$21,562	$43,186	$39,904

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

     Minimum commitments under non-cancelable capital and operating lease agreements, excluding accrued restructuring liability (See Note 7) as of June 30, 2009 were as follows:

	Capital lease
	and technology
	license	Operating
	obligations	leases	Total
	(in thousands)
2009	$1,350	794	$2,144
2010	2,038	1,913	3,951
2011	144	1,658	1,802
2012	—	1,044	1,044
2013	—	281	281
thereafter	—	—	—

	$3,532	$5,690	$9,222
Less: Interest component	(164)

Present value of minimum lease payment	3,368
Less: current portion	(2,476)

Long-term portion of obligations	$892

     Rent expense incurred under operating leases was $483,000 and $342,000 for the three months ended June 30, 2009 and 2008, respectively, and $997,000 and $652,000 for the six months ended June 30, 2009 and 2008, respectively.
     The capital lease and technology license obligations include future cash payments payable primarily for license agreements with outside vendors. The significant obligations which have outstanding payments as of June 30, 2009 are summarized as follows:
•	The license agreement, which was entered into in October 2007, with Synopsys is for certain design tools totaling $7.0 million, with 12 installment payments. The term of the license is three years which will expire in October 2010. The present value of the installment payments has been capitalized and is amortized over three years, and included within capital lease and technology license obligations on the consolidated balance sheets. As of June 30, 2009, $4.0 million of the total $7.0 million due under the licenses agreement was paid.

•	A second license agreement with Synopsys, which was entered into in October 2008, is for certain design tools totaling $575,000. The term of the license is three years which will expire in October 2011. As of June 30, 2009, $144,000 of the total $575,000 due under the licenses agreement was paid.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
     We are a provider of highly integrated semiconductor products that enable intelligent processing for networking, communications, storage, wireless, video and security applications. We market and sell our products to providers of networking equipment that sell their products into the enterprise network, data center, broadband and consumer, and access and service provider markets. Our products are used in a broad array of networking equipment, including routers, switches, content-aware switches, unified threat management, or UTM and other security appliances, application-aware gateways, voice/video/data, or triple-play, gateways, wireless local area network, or WLAN and third-generation, or 3G access and aggregation devices, storage networking equipment, servers and intelligent network interface cards. We focus our resources on the design, sales and marketing of our products, and outsource the manufacturing of our products.
     From our incorporation in 2000 through 2003, we were primarily engaged in the design and development of our first processor family, NITROX, which we began shipping commercially in 2003. In 2004, we introduced and commenced commercial shipments of NITROX Soho. In 2006, we commenced our first commercial shipments of our OCTEON family of multi-core MIPS64® processors. We introduced a number of new products within all three of these product families in 2006. In 2007, we introduced our new line of OCTEON based storage services processors designed to address the specific needs in the storage market, as well as other new products in the OCTEON and NITROX families. In 2008, we expanded our OCTEON and NITROX product families with new products including wireless services processors to address the needs for wireless infrastructure equipment. In 2009, we announced the next generation OCTEON II Internet Application Processor (“IAP”) family multi-core MIPS64® processors, with one to 32 cores to address next generation networking applications support converged voice, video, data mobile traffic and services.We expect to begin shipments of OCTEON II processors towards the end of 2009.
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
     Since inception, we have invested heavily in new product development and achieved our first quarter of profitability during the quarter ended September 30, 2007. Our net revenue has grown from $19.4 million in 2005 to $34.2 million in 2006, $54.2 million in 2007, $86.6 million in 2008 and $43.2 million in the six months ended June 30, 2009, driven primarily by demand in the enterprise network and data center markets, and more recently in 2008 and 2009 by increased demand in the broadband and consumer markets. We expect sales of our products for use in the enterprise network and data center markets to continue to represent a substantial portion of our revenue in the foreseeable future.

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
Results of Operations
Three and Six months ended June 30, 2009 and 2008
     Net Revenue. Our net revenue consists primarily of sales of our semiconductor products to providers of networking equipment and their contract manufacturers and distributors. Initial sales of our products for a new design are usually made directly to providers of networking equipment as they design and develop their product. Once their design enters production, they often outsource their manufacturing to contract manufacturers that purchase our products directly from us or from our distributors. We price our products based on market and competitive conditions and periodically reduce the price of our products, as market and competitive conditions change, and as manufacturing costs are reduced. We do not experience different margins on direct sales to providers of networking equipment and indirect sales through contract manufacturers because in all cases we negotiate product pricing directly with the providers of networking equipment. To date, all of our revenue are denominated in U.S. dollars.
     We also derive revenue in the form of license and maintenance fees through licensing our software products which help our customers build products around our systems-on-a-chip, or SoCs in a more time and cost efficient manner. Revenue from such arrangements totaled $131,000 and $271,000 for the three months ended June 30, 2009 and 2008, respectively, and $1.7 million and $537,000 for the six months ended June 30, 2009 and 2008, respectively.
     Our customers representing greater than 10% of net revenue for each of the periods were:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Percentage of total net revenue
Actiontec	19%	*	14%	*
Cisco	18%	33%	20%	32%
Sumitomo	13%	15%	10%	10%

*	Represents less than 10% of the consolidated net revenue for the respective period end.
     Our distributors are used primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through distributors was $8.5 million and $7.8 million for the three months ended June 30, 2009 and 2008, or 37.3% and 36.1% of net revenue, respectively, and $15.2 million and $13.3 million for the six months ended June 30, 2009 and 2008, or 35.2% and 33.3% of net revenue, respectively. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements, except as noted below for Avnet, limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.
     Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. Our distribution agreement with Avnet, Inc. is to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet, revenue and costs are being deferred until products are sold by Avnet to their end customers. For the three months ended June 30, 2009 and 2008, 5.5% and 3.4%, respectively, and for the six months ended June 30, 2009 and 2008, 5.8% and 3.6%, respectively, of our net revenues were from products sold by Avnet. Revenue recognition depends on notification from Avnet that product has been sold to Avnet’s end customers.
     The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic locations of our distributors may be different from the geographic locations of the ultimate end customers. Revenues by geography for the periods indicated were:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
United States	$7,837	$10,123	$18,196	$20,551
Hong Kong	6,089	599	8,844	870
Taiwan	2,650	2,523	5,119	5,633
Japan	3,257	3,529	5,021	4,840
China	987	1,632	2,356	2,954
Other countries	1,984	3,156	3,650	5,056

Total	$22,804	$21,562	$43,186	$39,904

     Three Months and Six Months ended June 30, 2009 Compared to the Three Months and Six Months ended June 30, 2008: Net Revenue. Our net revenue was $22.8 million in the three months ended June 30, 2009, as compared to $21.6 million in the three months ended June 30, 2008, an increase of $1.2 million, or 5.8%. Our net revenue was $43.2 million in the six months ended June 30, 2009, as compared to $39.9 million in the six months ended June 30, 2008, an increase of $3.3 million, or 8.2%. The increase in net revenue in the three months and six months ended June 30, 2009 was mainly attributable to the increase in sales of $5.9 million and $9.4 million, respectively, in broadband and consumer markets due to increase in demand for our products from our existing and new customers combined with revenue generated from acquisitions completed in 2008. The net revenue growth in the three months and six months ended June 30, 2009 was partially offset by sales declines of $4.5 million and $7.3 million, respectively, in the enterprise network and data center markets and access and service provider markets due to weakened demand as a result of the current global economic downturn. Our net revenue from distributors in the three months and six months ended June 30, 2009 were increased by 1.2 and 1.9 percentage points, respectively, due to increased sales across most of our major distributors.
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
     Our net revenue, cost of revenue, gross profit and gross margin for the three months and six months ended June 30, 2009 and 2008 were:

	For the three months ended				For the six months ended
	June 30,				June 30,
	2009	2008	change	% change	2009	2008	change	% change
	(in thousands)				(in thousands)
Net revenue	$22,804	$21,562	$1,242	5.8%	$43,186	$39,904	$3,282	8.2%
Cost of revenue	12,139	7,808	4,331	55.5%	22,953	14,395	8,558	59.5%

Gross Profit	$10,665	$13,754	$(3,089)	-22.5%	$20,233	$25,509	$(5,276)	-20.7%

Gross Margin	46.8%	63.8%	-17.0%	-26.7%	46.9%	63.9%	-17.0%	-26.6%
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
     Three Months and Six Months ended June 30, 2009 Compared to the Three Months and Six Months ended June 30, 2008: Cost of Revenue and Gross Margin. Gross margin declined from 63.8% in the three months ended June 30, 2008 to 46.8% in the three months ended June 30, 2009, a decline of 17.0 percentage points. Gross margin declined from 63.9% in the six months ended June 30, 2008 to 46.9% in the six months ended June 30, 2009, a decline of 17.0 percentage points. The decline in gross margin in the three months and six months ended June 30, 2009 compared to the three months and six months ended June 30, 2008 was primarily due to product sales mix shift towards increased sales of lower performance, lower margin products particularly in the broadband and consumer markets, and to a lesser extent, from higher amortization costs of acquired intangible assets and amortization of fair value adjustments of acquired inventory resulting from the acquisitions completed in 2008.
     We expect our gross margin to improve slightly in the third quarter of 2009 compared to the second quarter of 2009, due to expected increase in revenue in the enterprise and data center markets as a percentage of overall revenue combined with expected decreases in wafer, assembly and testing costs of all of our products. In addition, we expect the amortization costs of acquired intangible assets from the acquisitions completed in 2008 to remain constant from the first six months ended June 30, 2009.
     Research and Development Expenses
     Research and development expenses primarily include personnel costs, engineering design development software and hardware tools, allocated facilities expenses and depreciation of equipment used in research and development, and stock-based compensation under
SFAS 123(R).

     Total research and development expenses for the three months and six months ended June 30, 2009 and 2008 were:

	For the three months ended				For the six months ended
	June 30,				June 30,
	2009	2008	change	% change	2009	2008	change	% change
	(in thousands)				(in thousands)
Research and development expenses	$10,274	$6,461	$3,813	59.0%	$20,265	$12,281	$7,984	65.0%
Percent of total net revenue	45.1%	30.0%	15.1%	50.3%	46.9%	30.8%	16.1%	52.3%
Three Months and Six Months ended June 30, 2009 Compared to the Three Months and Six Months ended June 30, 2008: Research and development expenses increased by $3.8 million and $8.0 million, or 59.0% and 65.0% to $10.3 million and $20.3 million in the three months and six months ended June 30, 2009 from $6.5 million and $12.3 million in the three months and six months ended June 30, 2008. Of the $3.8 million and $8.0 million increase in the three months and six months ended June 30, 2009, salaries and benefits accounted for $2.2 million and $4.6 million, respectively, and stock-based compensation expense accounted for $0.6 million and $1.5 million, respectively, due to increased headcount mainly resulting from the acquisitions completed in 2008. Consulting services and other miscellaneous expenses accounted for $0.7 million and $1.6 million of the increase in the three months and six months ended June 30, 2009, respectively. In addition, workforce reduction related charges of $0.2 million contributed to the overall increase in the three months and six months ended June 30, 2009. Research and development headcount increased to 222 at the end of June 2009 from 147 at the end of June 2008.
     We expect our research and development expenses in total dollars to increase slightly in the third and fourth quarters of 2009 compared to the first six months ended June 30, 2009.
     Sales, General and Administrative Expenses
     Sales, general and administrative expenses primarily include personnel costs, accounting and legal fees, information systems, sales commissions, trade shows, marketing programs, depreciation, allocated facilities expenses and stock-based compensation under SFAS 123(R). Total sales, general and administrative costs for the three months and six months ended June 30, 2009 and 2008 were:

	For the three months ended				For the six months ended
	June 30,				June 30,
	2009	2008	change	% change	2009	2008	change	% change
	(in thousands)				(in thousands)
Sales, general and administrative	$6,526	$5,454	$1,072	19.7%	$12,663	$10,009	$2,654	26.5%
Percent of total net revenue	28.6%	25.3%	3.3%	13.0%	29.3%	25.1%	4.2%	16.7%
     Three Months and Six Months ended June 30, 2009 Compared to the Three Months and Six Months ended June 30, 2008: Sales, general and administrative expenses increased $1.1 million and $2.7 million, or 19.7% and 26.5% to $6.5 million and $12.7 million in the three months and six months ended June 30, 2009 from $5.4 million and $10.0 million in the three months and six months ended June 30, 2008. Of the $1.1 million and $2.7 million increase in the three months and six months ended June 30, 2009, stock-based compensation expense accounted for $0.6 million and $1.5 million, respectively, and salaries, benefits and commissions accounted for $0.3 million and $0.7 million, respectively, due to increased headcount. Other miscellaneous expenses accounted for $0.2 million and $0.4 million of the increase in the three months and six months ended June 30, 2009. Sales, general and administrative headcount increased to 79 at the end of June 2009 from 67 at the end of June 2008.
     Other Income, Net. Other income, net, primarily includes interest income on cash and cash equivalents and, to a lesser extent, includes interest expense component associated with the installment payment of capitalized licenses.

	For the three months ended				For the six months ended
	June 30,				June 30,
	2009	2008	change%	change	2009	2008	change%	change
	(in thousands)				(in thousands)
Interest income and other	$90	$609	$(519)	-85.2%	$224	$1,601	$(1,377)	-86.0%
Interest expense	(67)	(135)	68	-50.4%	(146)	(288)	142	-49.3%

Total other income, net	$23	$474	$(451)	-95.1%	$78	$1,313	$(1,235)	-94.1%

     Three Months and Six Months ended June 30, 2009 Compared to the Three Months and Six Months ended June 30, 2008: Other income, net decreased in the three months and six months ended June 30, 2009 primarily as the result of decreased interest income resulting from lower average cash and cash equivalents balances combined with lower short-term U.S. interest rates in the three months and six months ended June 30, 2009 compared to the three months and six months ended June 30, 2008.
Provision for Income Taxes. For the three months and six months ended June 30, 2009 and 2008; the provision for income taxes was based on our estimated annual effective tax rate in compliance with SFAS 109 and other related guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and the possible outcomes of current and future audits.
The following table presents the provision for income taxes and the effective tax rates for the three months and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
(Loss) income before provision for income taxes	$(6,112)	$2,313	$(12,617)	$4,532
Provision for income taxes	$56	$240	$84	$487
Effective tax rate	-0.9%	10.4%	-0.7%	10.7%
The provision for income taxes was $56,000 and $84,000 for the three months and six months ended June 30, 2009, respectively, compared to $240,000 and $487,000 for the three months and six months ended June 30, 2008, respectively. The provision for income taxes for the three months and six months ended June 30, 2009 was primarily related to federal alternative minimum taxes, international taxes and state income taxes. The provision for the three months and six months ended June 30, 2008 was primarily related to the federal alternative minimum tax on profits in the United States adjusted by certain non-deductible items, international taxes and state income taxes.
We continue to maintain a full valuation allowance on our U.S. net deferred tax assets until sufficient positive evidence exists, including history of taxable income, to support reversal of the valuation allowance.
Liquidity and Capital Resources
We believe that we will have adequate liquidity over the next 12 months to operate our business and to meet our cash requirements. Our primary sources of cash subsequent to our initial public offering in 2007 have been cash generated from our operations, cash collections from customers and to a lesser extent, cash received from the exercise of employee stock options.
Cash equivalents consist primarily of an investment in a money market fund. As of June 30, 2009, we have not experienced any impairment charges due to such concentration of credit risk. We believe that our $66.7 million of cash and cash equivalents at June 30, 2009 and expected cash flows from operations, if any, will be sufficient to fund our projected operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
     Following is a summary of our working capital and cash and cash equivalents as of June 30, 2009 and December 31, 2008:

	As of
	June 30,	December 31,
	2009	2008
	(in thousands)
Working capital	$87,341	$90,335
Cash and cash equivalents	$66,747	$77,027
     Following is a summary of our cash flows from operating activities, investing activities and financing activities for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Net cash (used in) provided by operating activities	$(2,502)	$8,047
Net cash used in investing activities	$(6,830)	$(5,367)
Net cash used in financing activities	$(948)	$(1,858)
Cash Flows from Operating Activities
     Net cash from operating activities decreased by $10.5 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease in our cash flows from operations was primarily due to our net loss of $12.7 million in the six months ended June 30, 2009 compared to net income of $4.0 million in the six months ended June 30, 2008, which was offset in part by higher non-cash expenses of $5.7 million in the six months ended June 30, 2009. The non-cash expenses were mainly attributable to the higher stock-based compensation due to increased headcount as a result of our acquisitions completed in 2008 and higher amortization expenses resulting from the intangibles acquired in connection with the acquisitions completed in 2008. In addition, changes in assets and liabilities, net decreased by $0.5 million in the six months ended June 30, 2009 compared to the changes in assets and liabilities in the six months ended June 30, 2008.
Cash Flows from Investing Activities
     Net cash used in investing activities increased by $1.5 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase was mainly due to cash paid for the W&W Communications, Inc. acquisition completed in December 2008, which was accrued for as of December 31, 2008. The increase was offset by lower cash used for purchases of property and equipment.
Cash Flows from Financing Activities
     Net cash used in financing activities decreased by $0.9 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decline was mainly due to lower principal payments of capital lease and technology license obligations.
Indemnities
     In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of June 30, 2009, we believe our exposure related to the indemnities at June 30, 2009 is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.
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
Contractual Obligations
     The following table describes our commitments to settle contractual obligations in cash as of June 30, 2009:

	Less Than 1			More Than 5
	Year	1 to 2 Years	3 to 5 Years	Years	Total
	(in thousands)
Operating lease obligations	$794	$3,571	$1,325	$—	$5,690
Capital lease obligations	1,350	2,182	—	—	3,532
Purchase obligations	2,034	—	—	—	2,034

Total	$4,178	$5,753	$1,325	$—	$11,256

     We adopted FIN 48 on January 1, 2007. As of June 30, 2009, we had $4.0 million of total gross unrecognized tax benefits and related interest. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.
In addition to the contractual obligations noted in the table above, we also have the following funding commitments:
     In connection with our acquisition of certain assets of Parallogic Corporation (“Parallogic”), we are obligated to make two installment payments of $220,000 each at the completion of certain milestones or the 18th and 36th month anniversaries of the acquisition date, whichever comes first. In January 2009, we paid the first installment of $220,000 due to Parallogic’s achievement of the first milestone as defined in the Asset Purchase Agreement. The remaining $220,000 was recorded as acquisition related payables in accrued expenses and other current liabilities. As of August 4, 2009, Parallogic has achieved the second milestone as defined in the Asset Purchase Agreement and we expect to pay the second installment in the third quarter of 2009.
Critical Accounting Policies and Estimates
     The preparation of our financial statements and accompanying disclosures in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The SEC has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) product warranty accrual; (3) stock-based compensation; (4) inventory valuation; (5) accounting for income tax; (6) mask costs; (7) business combinations and (8) goodwill and purchased intangible assets. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. Management believes that there have been no significant changes during the six months ended June 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.
Recent Accounting Pronouncements
     Please refer to the recent accounting pronouncements listed in the footnote 1 of the financial statements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
     During the six months ended June 30, 2009, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 2, 2009.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
     Our Chief Executive Officer and our Chief Financial Officer evaluated with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriately to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed second quarter ending on June 30, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, the effectiveness, design or operation of our internal control over financial reporting.
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
Risks Related to Our Business and Industry
We had a limited history of profitability, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.*
     We were established in 2000. Our first quarter of profitability since then was the quarter ended September 30, 2007 and we remained profitable until the quarter ended December 31, 2008. We experienced a net loss of $12.7 million and net income of $4.0 million for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, our accumulated deficit was $69.9 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. As a public company, we also incur significant legal, accounting and other expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods may not be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur losses in the future.
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
We receive a substantial portion of our revenues from a limited number of customers, and the loss of, or a significant reduction in, orders from one or a few of our major customers would adversely affect our operations and financial condition.*
     We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 53.0% and 65.0% of our net revenues from our top five customers for the six months ended June 30, 2009 and 2008, respectively. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and in some cases the portion of our revenues attributable to certain customers may increase in the future. However, we may not be able to maintain or increase sales to certain of our top customers for a variety of reasons, including the following:
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
Fluctuations in the mix of products sold may adversely affect our financial results.*
     Because of the wide price differences among our processors, the mix and types of performance capabilities of processors sold affect the average selling price of our products and have a substantial impact on our revenue. Generally, sales of higher performance products have higher gross margins than sales of lower performance products. We currently offer both higher and lower performance products in our NITROX, OCTEON, ECONA ARM and PureVu Video product families. During 2008 and in the six months ended June 30, 2009, we experienced a sales mix shift towards increased sales of lower performance, lower margin products. If this shift continues, our overall gross margins will be negatively affected. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and as a result can negatively impact our financial results.
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
We have a limited operating history, and we may have difficulty accurately predicting our future revenues for the purpose of appropriately budgeting and adjusting our expenses.*
     We were established in 2000. Our first quarter of profitability since then was the quarter ended September 30, 2007 and we remained profitable until the quarter ended December 31, 2008. We experienced net loss of $12.7 million and net income of $4.0 million for the six months ended June 30, 2009 and 2008, respectively. Since we had only five quarters of operating profitability, we do not have an extended history from which to predict and manage profitability. Our limited operating experience, a dynamic and rapidly evolving market in which we sell our products, our dependence on a limited number of customers, as well as numerous other factors beyond our control, including general market conditions, impede our ability to forecast quarterly and annual revenues accurately. As a result, we could experience budgeting and cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which could make it difficult for us to gain and maintain profitability and could increase the volatility of the market price of our common stock.
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
Our failure to protect our intellectual property rights adequately could impair our ability to compete effectively or to defend ourselves from litigation, which could harm our business, financial condition and results of operations *.
     We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. We have been issued 16 patents in the United States and three patents in foreign countries and have an additional 28 patent applications pending in the United States and 27 patent applications pending in foreign countries. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.
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
Our investment portfolio may become impaired by further deterioration of the capital markets.*
     Our cash equivalents at June 30, 2009 consisted primarily of money market instruments, which are invested primarily in United States treasury securities, bonds of government agencies, and corporate bonds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
     As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of June 30, 2009, we had no direct holdings in these categories of investments and our indirect exposure to these financial instruments through our holdings in money market instruments was immaterial. As of June 30, 2009, we had no impairment charge associated with our cash equivalents relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.
We may need to raise additional capital, which might not be available or which, if available, may be on terms that are not favorable to use.
     We believe our existing cash balances and cash expected to be generated from our operations will be sufficient to meet our working capital, capital expenditures and other needs for at least the next 12 months. In the future, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities to raise additional funds, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could harm our business, operating results and financial condition.
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
Risks Related to our Common Stock
The market price of our common stock may be volatile, which could cause the value of your investment to decline. *
     The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through June 30, 2009, our stock price has fluctuated from a low of $7.61 to a high of $35.60. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:
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
A limited number of stockholders may have the ability to influence the outcome of director elections and other matters requiring stockholder approval.*
     Our directors, executive officers and principal stockholders and their affiliates beneficially owned approximately 46% of our outstanding common stock as of June 30, 2009. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.
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
Unregistered Sale of Equity Securities
     None.
Use of Proceeds from Sale of Registered Securities
     Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-140660), that was declared effective by the SEC on May 1, 2007. As of June 30, 2009, $62.8 million of the approximately $94.7 million in net proceeds received by us in the offering, after deducting approximately $7.3 million in underwriting discounts, commissions, and $2.8 million in other offering costs, were invested in various interest-bearing instruments, and $32.1 million of the net proceeds had been used for acquisitions, general corporate purposes, including the repayment of the outstanding balances under the term loan with Silicon Valley Bank, general and administrative and manufacturing expenses.
Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ending June 30, 2009:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	under the Plans or
Period	Purchased(1)	per Share	Programs	Programs

April 1, 2009 - April 30, 2009	2,502	$5.99	Not applicable	Not applicable
May 1, 2009 - May 31, 2009	—	—	Not applicable	Not applicable
June 1, 2009 - June 30, 2009	—	—	Not applicable	Not applicable

	2,502	$5.99

(1)	Represents shares of our common stock repurchased by us from employees upon termination of service pursuant to the terms and conditions of our 2001 Stock Incentive Plan, which permits us to elect to purchase such shares at the original issuance price.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     On May 8, 2009, our 2009 annual meeting of stockholders was held at our corporate offices located in Mountain View, California. During this meeting, our stockholders voted on the following two proposals:
     (a) Proposal to elect a director to hold office until the 2012 annual meeting of stockholders:

	Votes
	Shares	Shares
Nominee	For	Withheld

Kris Chellam	32,022,868	591,662
     Our Class I directors, Anthony J. Pantuso and C.N. Reddy, will each continue to serve on our Board of Directors until our 2011 annual meeting of stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

Our Class III directors, Syed B. Ali and Anthony S. Thornley will each continue to serve on our Board of Directors until our 2010 annual meeting of stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.
     (b) Proposal to ratify the selection by the audit committee of our board of directors of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

Votes For	Votes Against	Abstain
32,414,174	198,061	1,755

Item 5.	Other Information
     None

Item 6.	Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate (3)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

(1)	Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (No. 001-33435), filed with the SEC on March 2, 2009, and incorporated herein by reference.

(2)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVIUM NETWORKS, INC.
Date: August 6, 2009	By:	/s/ ARTHUR D. CHADWICK
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