Form 10-K
period 2009-12-31
CAVIUM NETWORKS, INC.
filed 2010-03-01
CIK 1175609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33435
Cavium Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0558625
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.	)

805 East Middlefield Road
Mountain View, CA 94043
(650) 623-7000
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value (Title of Class)	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑     NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was $621,033,565, based on the number of shares held by non-affiliates of the registrant, and based on the reported last sale price of common stock on The NASDAQ Global Market for such date. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2009, the registrant assumed that a stockholder was an affiliate of the registrant at June 30, 2009 if such stockholder beneficially owned 10% or more of the registrant’s common stock as represented by the filing of Schedule 13G with the Securities and Exchange Commission and/or was affiliated with an executive officer or director of the registrant at June 30, 2009; provided, however, that organizations whose ownership exceeds 10% of the registrant’s outstanding common stock as of June 30, 2009 that represented on such Schedule that they are registered investment advisors or investment companies registered under Section 8 of the Investment Company Act of 1980 were considered to be non-affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of February 22, 2010: 43,642,323

Documents Incorporated by Reference:  Portions of the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this form 10-K are incorporated by reference in Part III of this Form 10-K.

CAVIUM NETWORKS, INC.

YEAR ENDED DECEMBER 31, 2009

FORM 10-K
ANNUAL REPORT

Forward Looking Statements

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are subject to the “safe harbor” created by those sections. Such statements are based upon our management’s beliefs and assumptions and on information currently available to our management. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “could,” “would,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “beliefs,” “anticipates,” “plans,” “expects,” “intends” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors in this Annual Report on Form 10-K are discussed in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

Item 1.	Business

Overview

We are a provider of highly integrated semiconductor processors that enable intelligent processing for networking, communications, storage, wireless, security, video and connected home and office applications. We refer to our products as enabling intelligent processing because they allow customers to develop networking, wireless, storage and electronic equipment that is application-aware and content-aware and securely processes voice, video and data traffic at high speeds. Our products also include a rich suite of embedded security protocols that enable unified threat management, or UTM, secure connectivity, network perimeter protection, Deep Packet Inspection or DPI, network virtualization, broadband gateways, 3G/4G wireless infrastructure, storage systems, wireless HDMI cable replacement and embedded video applications. Our products are systems on a chip, or SoCs, which incorporate single or multiple processor cores, a highly integrated architecture and customizable software that is based on a broad range of standard operating systems. As a result, our products offer high levels of performance and processing intelligence while reducing product development cycles for our customers and lowering power consumption for end market equipment.

We generate the majority of our net revenue from sales of our products to providers of networking equipment that sell into the enterprise network, data center, broadband and consumer, access and service provider markets. Our products are used in a broad array of networking equipment, including routers, switches, content-aware switches, UTM and other security appliances, application-aware gateways, voice/video/data, or triple-play, gateways, wireless local area network, or WLAN, and 3G/Wimax/Long Term Evolution, or LTE access, aggregation and gateway devices, storage networking equipment, servers and intelligent network interface cards, Internet protocol, or IP surveillance systems, digital video recorders, wireless HDMI cable replacement systems, video conferencing systems and connected home and office equipment such as print servers, wireless routers and broadband gateways. The acquisition of MontaVista Software, Inc. (“MontaVista”) in December 2009 complements our broad portfolio of multi-core processors to deliver integrated and optimized embedded solutions to the market. Our MontaVista software products generate a majority of revenue from sales of software subscriptions of embedded Linux operating system, related development tools, support and professional services.

Industry Background

Traffic on the Internet, wireless networks and enterprise networks is rapidly increasing due to trends that include greater adoption of multimedia, video, smart-phones, IPTV and rich, interactive Internet applications, voice over IP, or VoIP, video over broadband, file sharing, greater use of web-based services and the proliferation of stored content accessed through networks. Enterprises, service providers and consumers are demanding networking and electronic equipment that can take advantage of these trends, and address the significant market opportunities and life-style changes that these new applications provide. As a result, there is growing pressure on providers of networking equipment, wireless, storage and electronic equipment to rapidly introduce new products with enhanced functionality while reducing their design and manufacturing costs. Providers of networking, wireless, storage and electronic equipment are increasingly seeking advanced processing solutions from third-party vendors to access the best available technology and reduce development costs.

Video on demand, IPTV, peer-to-peer (P2P) video, and Internet video are forecast to account for nearly 90 percent of all consumer IP traffic in 2012 according to Cisco Systems Inc.’s Visual Networking Index forecast. New media rich applications for both consumers and enterprises, like YouTube, Hulu, MySpace, high definition (“HD”) movie downloads, video conferencing, online gaming, distance learning and telemedicine are the major drivers of this growth. Currently, Internet video on the PC is the primary driver of this growth. Moving forward, Internet delivery of video to the TV and mobile devices followed by cost effective, HD interactive video communications is expected to fuel the future growth of video traffic over the Internet. This growth of video over the network is driving many of our customers in the networking and communications space to acquire video technology, applications and expertise. To address the future needs of our customers we acquired differentiated, low-latency video encoding technology via our purchase of W&W Communications, Inc. (“W&W”) in 2008.

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

The processing needs of the digital video market can be categorized into five distinct market segments namely capture, process, transport, receive and display. Our networking products currently serve only in the video traffic transport market with its single and multicore processors. The video transport market includes equipment used in cable networks, satellite networks and the Internet such as routers, switches and content load-balancers that support the bandwidth, low-latency and quality of service required for video. Video processing technology is required to play in the capture, process and display segments of the market. The video capture market includes all types of video recording equipment ranging from high-end broadcast quality cameras to IP cameras for video surveillance, video conferencing and personal use camcorders, IP cameras and webcams. The video process market needs high-channel density and transrating and transcoding for video infrastructure equipment such as cable head-end video systems, IP Multimedia Subsystem, or IMS, gateways, broadcast systems, multi-channel digital video recorders (DVRs), video conference multi-point control unit and gateways. The video display market includes LCD screens and flat panels, plasma displays and projectors where high quality 1080p HD encode and decode and low latency are required for display and wireless connectivity. Networking, wireless, storage and electronic equipment providers address the need for next generation video systems using a variety of approaches. These approaches include internally designed custom semiconductor products, such as application-specific integrated circuits, or ASICs, digital signal processors, or DSPs, field-programmable gate arrays, or FPGAs, or other proprietary chips, multiple chip offerings, general purpose central processing units, or CPUs, from merchant suppliers, software-based solutions or a combination of these approaches. While these approaches have been adequate for the basic layer 1 through 3 processing, they are less effective as the need for Layer 4 through 7 intelligent processing increases and line rates continue to increase. As a result, providers of networking equipments are increasingly turning to third-party vendors for high performance, power-efficient and cost-effective intelligent processing products.

Products

Octeon®, Octeon Plus®, Octeon II®, Nitrox® and Pure VuTM are trademarks or registered trademarks of Cavium Networks, Inc.

We offer highly integrated semiconductors that provide single or multiple cores of processors, along with intelligent Layer 4 through 7 processing for enterprise network, data center, broadband and consumer, and access and service provider markets. Our products provide scalable, low-power, high performance processors that integrate single or multiple cores, hardware accelerators and input/output interfaces into a single chip and are available across a wide range of price and performance points. All of our products are compatible with standards-based operating systems and general purpose software to enable ease of programming, and are supported by our ecosystem partners. Our MontaVista Software products offer commercial grade embedded Linux operating systems, development tools, support and services. Our software embedded Linux products provide a high quality operating system and productivity tools across a wide range of embedded processors that are sold by us.

Our OCTEON, OCTEON Plus and OCTEON II Multi-core MIPS64 processor families provide integrated Layer 4 through 7 data and security processing (with additional capabilities at Layers 2 and 3) at line speeds from

100Mbps to 40Gbps. OCTEON processors integrate control plane processing, packet processing, security processing and content acceleration, as well as a broad set of input/output interfaces in a single chip. This integration shortens the data paths, eliminates redundant packet processing, simplifies board design and reduces the cost and power consumption compared to alternative products that use multiple chips. Our OCTEON processors have been adopted in a wide variety of original equipment manufacturer, or OEM, networking equipment, including routers, switches, content-aware switches, UTM, and other security appliances, application-aware gateways, voice/video/data, or triple-play, gateways, WLAN and 3G/4G access and aggregation devices, storage networking equipment, servers and intelligent network interface cards.

The OCTEON Plus and OCTEON II processor families incorporate new interfaces and acceleration features for packet processing, quality of service and content processing for multimedia aware networking and 3G, 4G, and WiMax wireless applications over the previous generations. The OCTEON Plus and OCTEON II processor families also expanded OCTEON’s core target markets in storage, wireless and control plane applications. The OCTEON Plus and OCTEON II processor families also provide hardware acceleration for storage applications such as iSCSI, RAID 6 and data de-duplication and are aimed at iSCSI targets, Fiber Channel to iSCSI bridges and disk arrays.

Our NITROX processor family offers stand-alone security processors and Layer 7 content processors that provide the functionality required for Layer 3 to Layer 7 secure communication in a single chip. These single chip, custom-designed processors provide complete security protocol processing, encryption, authentication algorithms and intelligent deep packet inspection to reduce the load on the system processor and increase total system throughput. The NITROX family consists of products with up to 24 security processors on a chip that are used in a wide variety of OEM networking equipment, including security appliances, UTM appliances, Layer 4 through 7 load balancers, and other applications. The NITROX DPI Layer 7 content processor family includes our patented deep packet inspection technology and is used in routers/switches, wireless infrastructure equipment, UTM appliances and Layer 4 - 7 load balancers.

Our OCTEON Plus broadband communication processor family consists of single and dual core processors that target wired and wireless broadband gateway applications, with performance requirements ranging from 100Mbps to 1Gbps. The MIPS64-based SoC OCTEON processors integrate single or dual 64-bit CPUs, and provide high performance security processing for applications requiring up to a 1Gbps line rate. These processors are primarily used for broadband routers, WLAN access points and UTM appliances.

The ECONA family consists of three main product lines based upon the distinct performance, feature, and cost requirements of the target network connected home and office markets. The ECONA CNS1XXX provides an integrated ARM CPU, comprehensive input/output, or I/O, options and hardware offload blocks for high performance home and office routers and gateways. The ECONA CNS2XXX provides greater integration for the most cost and power sensitive home and office network applications. These processors implement the ARM9tm core processor technology along with innovative hardware offload engines to provide up to Gigabit rate processing in the 0.5-1.5W power range. The ECONA CNS3XXX is the latest generation in this family that scales the performance, range of input/output connectivity options and hardware acceleration from the previous generation. The ECONA3XXX series implements a dual-core architecture with the ARM11 MPCoretm processor. A range of I/O options are available for glue-less connectivity to a host of consumer devices. In addition, a significant amount of hardware acceleration — over 10 separate accelerators — are integrated to provide very high performance at the lowest power consumption for most of the advanced applications in the connected home and office including networked storage, security gateways, wireless access, printers, portable media devices and other networked appliances.

The PureVu CNW3XXX product family consists of the CNW31XX, CNW35XX and the CNW36XX product lines, which are differentiated based on HD and standard definition, or SD, video processing capabilities and number of video ports. All PureVu CNW3XXX processors are register-programmed and software compatible. A software development kit, or SDK, provides Linux driver support and an extensive application programming interface, or API, set for the target applications. Our family of PureVu CNW3XXX video processors offer the industry’s lowest end-to-end encode-decode latency, high channel density and low power solution for interactive and recording video applications. These processors integrate an H.264 encoder and decoder on a single chip with support for 1080p60 encode/decode, as well as encoding and decoding multiple HD, SD and CIF streams. Through our Super Low Latency (SLL) Technologytm many demanding interactive video applications are possible on

CNW3XXX processors. The PureVu CNW3XXX processors are targeted for use in either highly interactive video applications, such as gaming, or in high channel-density video recording applications or in applications that require both low latency and high channel-density; including video conferencing, wireless HDMI adapters, integrated wireless display capability for notebook PCs and netbooks, video surveillance DVRs and video servers, gaming, and single or multi-sensor HD and SD IP cameras.

The MontaVista software products include embedded Linux operating systems, support, development tools and professional services. The MontaVista software product line helps our customers build products around our SoCs in a more time and cost efficient manner. The MontaVista embedded Linux operating system is available in multiple editions based upon the target market. Our MontaVista Linux MVL6 product includes commercial grade Linux operating systems with pre-packaged open source packages and development tools that reduce development time and cost of building products. In addition to our MontaVista software products we also market and sell discrete software stacks designed to help our customers build products with fewer development resources. Furthermore, we offer customized professional services that help our customers build feature rich products using our processor and Linux expertise.

Customers

We primarily sell our products to providers of networking, wireless, storage and consumer electronic equipment, either directly or through contract manufacturing organizations and distributors. By providing comprehensive systems-level products along with our ecosystem partners, we provide our customers with products that empower their next-generation networking systems more quickly and at lower cost than other alternatives.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. Cisco Systems, Inc. accounted for 24% and Actiontec Electronics, Inc. accounted for 10% of net revenue in 2009.

Sales and Marketing

We currently sell our products through our direct sales and applications support organization to providers of networking equipment, original design manufacturers and contract electronics manufacturers, as well as through arrangements with distributors that fulfill third-party orders for our products.

We work directly with our customers’ system designers to create demand for our products by providing them with application-specific product information for their system design, engineering and procurement groups. Our technical marketing, sales and field application engineers actively engage potential customers during their design processes to introduce them to our product capabilities and target applications. We design products in an effort to meet the increasingly complex and specific design requirements of our customers. We typically undertake a multi-month sales and development process with our customer system designers and management. If successful, this process culminates in a customer decision to use our product in their system, which we refer to as a design win. Volume production can begin from nine months to three years after the design win depending on the complexity of our customer’s product and other factors. Once one of our products is incorporated into a customer’s design, it is likely to be used for the life cycle of the customer’s product. We believe this to be the case because a redesign would generally be time consuming and expensive.

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

Integrated Circuit Fabrication.  Our integrated circuits are fabricated using complementary metal-oxide semiconductor, or CMOS processes, which provide greater flexibility to engage independent foundries to manufacture our integrated circuits. By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facility, which would not be feasible for a company at our stage of development. We currently outsource a substantial percentage of our integrated circuit manufacturing to Taiwan Semiconductor Manufacturing Company, or TSMC, with the remaining manufacturing outsourced to United Microelectronics Corporation, or UMC, Fujitsu Microelectronics, or Fujitsu, and Samsung Electronics, or Samsung. We work closely with TSMC, UMC, Fujitsu and Samsung to forecast on a monthly basis our manufacturing capacity requirements. Our integrated circuits are currently fabricated in several advanced, sub-micron manufacturing processes. Because finer manufacturing processes lead to enhanced performance, smaller size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technology in order to reduce cost and improve performance.

Assembly and Test.  Our products are shipped from our third-party foundries to third-party assembly and test facilities where they are assembled into finished integrated circuit packages and tested. We outsource all product packaging and substantially all testing requirements for these products to several assembly and test subcontractors, including ASE Electronics in Taiwan, Malaysia and Singapore, as well as ISE Labs, Inc, in the United States. Our products are designed to use standard packages and to be tested with widely available test equipment.

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

Research and Development

We believe that our future success depends on our ability to introduce enhancements to our existing products and to develop new products for both existing and new markets. Our research and development efforts are directed largely to the development of additional high-performance multi-core microprocessor semiconductors. We are also focused on incorporating functions currently provided by stand-alone semiconductors into our products. We have assembled a team of highly skilled semiconductor and embedded software design engineers who have strong design expertise in high performance multi-core microprocessor design, along with embedded software, security and networking expertise. Our engineering design teams are located in Mountain View, California, Marlborough, Massachusetts, Beijing, China, Hsin-Chu, Taiwan, Madrid, Spain and Hyderabad, Chennai and Bangalore, India. As of December 31, 2009, we had 304 employees in our research and development group. Our research and development expenses were $42.7 million, $27.2 million and $19.5 million for the years ended December 31, 2009, 2008 and 2007 respectively.

Business Combinations

In the third quarter of 2008, we acquired substantially all of the assets of Star Semiconductor Corporation (“Star”) for a purchase price of approximately $9.6 million. With the acquisition of Star, we also added the Star ARM-based processors to our portfolio to address connected home and office applications and have since introduced our ECONA line of dual-core ARM processors for that address a large variety of connected home and office applications. In the fourth quarter of 2008, we acquired W&W for a total purchase price of approximately $8.3 million. Additionally, in order to effect the acquisition of W&W, we assumed and immediately paid-off W&W’s notes payable of approximately $8.9 million as defined in the merger agreement. This acquisition launched us into the video processor market with a broad product line called PureVu. The PureVu family of video processors and modules incorporate proprietary and patent pending video technology that produces perceptual lossless video quality and delivers sub-frame latency with extremely low power and cost. These products address the need for video processing in wireless displays, teleconferencing, gaming and other applications. In the fourth quarter of 2009, we acquired MontaVista for a total purchase price of approximately $45.2 million. In addition per the merger agreement, we paid approximately $6.0 million, consisting of a mix of shares of our common stock and cash to certain individuals in connection with the termination of MontaVista’s 2006 Retention compensation Plan. This acquisition complements our broad portfolio of multi-core processors to deliver integrated and optimized embedded solutions to the market. For a complete discussion on our 2008 and 2009 acquisitions, see “Note 5 Business Combinations” in Item 8, of this Annual Report, which is incorporated herein by reference.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections.

As of December 31, 2009, we had 21 issued and 24 pending patent applications in the United States, and four issued and 18 pending foreign patent applications. The 21 issued patents in the United States expire in the years beginning in 2023 through 2025. The two issued foreign patents expire in 2022. Our issued patents and pending patent applications relate to security processors, multi-core microprocessor processing and other processing concepts. We focus our patent efforts in the United States, and, when justified by cost and strategic importance, we file corresponding foreign patent applications in strategic jurisdictions such as Japan and Europe. Our patent strategy is designed to provide a balance between the need for coverage in our strategic markets and the need to maintain costs at a reasonable level. We believe our issued patents and patent applications, to the extent the applications are issued, may be used defensively by us in the event of future intellectual property claims.

We may not receive competitive advantages from any rights granted under our patents. We do not know whether any of our patent applications will result in the issuance of any patents or whether the examination process will require us to narrow the scope of our claims. To the extent any of our applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party, or found to be unenforceable or invalidated. In addition, our future patent applications may not be issued with the scope of the claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Others may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies, or design around patents owned or licensed by us. If our products, patents or patent applications are found to conflict with any patent held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents.

In addition to our own intellectual property, we also rely on third-party technologies for the development of our products. We license certain technology from MIPS Technologies, Inc., pursuant to a license agreement entered into in December 2003 wherein we were granted a non-exclusive, worldwide license to MIPS Technologies’ microprocessor core technology to develop, implement and use in our products. The term of the agreement was extended by an additional two years and will consequently expire in December 2010. The agreement permits us to continue selling in perpetuity products developed during the term of the agreement containing the licensed technology. Following the termination of the agreement, we will evaluate whether to exercise our option to renew the agreement with MIPS Technologies or engage other third parties for alternative technology solutions.

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

In the networking, wireless, storage and connected home and office markets we consider our primary competitors to be other companies that provide embedded processor products to the market, including Broadcom Corporation, Freescale Semiconductor, Inc., Intel Corporation, Marvell Technology Group Ltd., PMC-Sierra, Inc., and NetLogic Microsystems, Inc. Most of these competitors offer products that differ in functionality and processing speeds and address some or all of our four target end markets. In comparison we offer a broad array of highly integrated, intelligent solutions at various performance levels and prices for each of our end markets. Our products generally include a multiple number of processor cores, greater integration of L4-L7 hardware acceleration and interfaces, and efficient power consumption for networking, communication, security and video applications. In the video capture, process and display market segments we consider our competition to be companies that provide video encode and decode solutions, including TI DSPs and SOCs for H.264 encoding and AMIMON, Inc. for wireless replacement of HDMI cables and wireless video displays.

In the embedded commercial Linux operating system and professional services markets, we consider the primary competitors for our MontaVista software products to be Wind River Systems, Inc., a subsidiary of Intel Corporation and, to a lesser extent, Canonical Programming, Inc. and Mentor Graphics Corporation.

Our competitors include public companies with broader product lines, a large installed base of customers and greater resources compared to us. We expect continued competition from existing suppliers as well as from potential new entrants into our markets. Our ability to compete depends on a number of factors, including our success in identifying new and emerging markets, applications and technologies and developing products for these markets; our products’ performance and cost effectiveness relative to that of our competitors’; our success in product functionality and features not previously available in the marketplace; our ability to recruit good talent including software engineers and chip designers; and our ability to protect our intellectual property.

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

Geographic Information

For geographic financial information, see “Note 11. Segment Information” in Item 8, of this Annual Report, which is incorporated herein by reference.

Employees

As of December 31, 2009, we had 467 regular employees located in the United States, India and other countries in Asia and Europe, which was comprised of: 18 employees in manufacturing operations, 304 in engineering, research and development, and 145 in sales, marketing and administrative. None of our employees is represented by a labor union and we consider current employee relations to be good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of February 26, 2010:

Syed B. Ali	51	President, Chief Executive Officer, Director and Chairman of the Board of Directors
Arthur D. Chadwick	53	Vice President of Finance and Administration, Chief Financial Officer and Secretary
Anil K. Jain	53	Corporate Vice President, IC Engineering
Rajiv Khemani	42	Vice President and General Manager of Networking and Communications Division

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

Corporate Information

We were incorporated in California in November 2000 and reincorporated in Delaware in February 2007. Our principal offices are located at 805 East Middlefield Road, Mountain View, California 94043, and our telephone number is (650) 623-7000. Our Web site address is www.caviumnetworks.com. Information found on, or accessible through, our Web site is not a part of, and is not incorporated into, this Annual Report on Form 10-K. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “the company,” “we,” “us” and “our” refer to Cavium Networks, Inc. and its wholly-owned subsidiaries on a consolidated basis.

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

Risks Related to Our Business and Industry

We have a limited history of profitability, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.

We were established in 2000. Our first quarter of profitability since then was the quarter ended September 30, 2007 and we remained profitable until the quarter ended December 31, 2008. We incurred a net loss of $21.4 million for the year ended December 31, 2009 and net income of $1.5 million and $2.2 million for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2009, our accumulated deficit was $78.6 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. As a public company, we also incur significant legal, accounting and other expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods may not be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur losses in the future.

We face intense competition and expect competition to increase in the future, which could reduce our revenue and customer base.

The market for our products is highly competitive and we expect competition to intensify in the future. This competition could make it more difficult for us to sell our products, and result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share or expected market share, any of which would likely seriously harm our business, operating results and financial condition. For instance, semiconductor products have a history of declining prices as the cost of production is reduced. However, if market prices decrease faster than product costs, gross and operating margins can be adversely affected. Currently, we face competition from a number of established companies, including Broadcom Corporation, Freescale Semiconductor, Inc., Intel Corporation, Marvell Technology Group Ltd., PMC-Sierra, Inc., and NetLogic Microsystems, Inc. In addition, in the video capture, process and display market segments we consider our competition to be companies that provide video encode and decode solutions, including Texas Instruments’ digital signal processors and SOCs for H.264 encoding and Amimon for wireless replacement of HDMI cables and wireless video displays.

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

We generally do not obtain firm, long-term purchase commitments from our customers. Because production lead times often exceed the amount of time required to fulfill orders, we often must build in advance of orders, relying on an imperfect demand forecast to project volumes and product mix. Our demand forecast accuracy can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, adverse changes in our product order mix and demand for our customers’ products. Even after an order is received, our customers may cancel these orders or request a decrease in production quantities. Any such cancellation or decrease subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory which we may be unable to sell to other customers. Alternatively, if we are unable to project customer requirements accurately, we may not build enough products, which could lead to delays in product shipments and lost sales opportunities in the near term, as well as force our customers to identify alternative sources, which could affect our ongoing relationships with these customers. We have in the past had customers dramatically increase their requested production quantities with little or no advance notice. If we do not timely fulfill customer demands, our customers may cancel their orders. Either underestimating or overestimating demand would lead to insufficient, excess or obsolete inventory, which could harm our operating results, cash flow and financial condition, as well as our relationships with our customers.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 52%, 57% and 56% of our net revenues from our top five customers for the years ended December 31, 2009, 2008 and 2007, respectively. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and in some cases the portion of our revenues attributable to certain customers may increase in the future. However, we may not be able to maintain or increase sales to certain of our top customers for a variety of reasons, including the following:

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

We have experienced significant growth in a short period of time. Our net revenues increased from approximately $7.4 million in 2004 to approximately $19.4 million in 2005, $34.2 million in 2006, $54.2 million in 2007, $86.6 million in 2008 and $101.2 million in 2009. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

To manage our growth successfully and to continue handling the responsibilities of being a public company, we believe we must effectively, among other things:

•	recruit, hire, train and manage additional qualified engineers for our research and development activities, especially in the positions of design engineering, product and test engineering, and applications engineering;

•	enhance our information technology support for enterprise resource planning and design engineering by adapting and expanding our systems and tool capabilities, and properly training new hires as to their use;

•	expand our administrative, financial and operational systems, procedures and controls; and

•	add additional sales personnel and expand sales offices.

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

Because of the wide price differences among our processors, the mix and types of performance capabilities of processors sold affect the average selling price of our products and have a substantial impact on our revenue. Generally, sales of higher performance products have higher gross margins than sales of lower performance products. We currently offer both higher and lower performance products in our NITROX, OCTEON, ECONA ARM and PureVu Video product families. During 2008 and in the first two quarters of 2009, we experienced a sales mix shift towards increased sales of lower performance, lower margin products, which negatively affected our overall gross margins. In the third and fourth quarters of 2009 compared to the first two quarters of 2009, the product mix moved towards higher performance and higher margin products. If the sales mix shifts back to lower performance, lower margin products, our overall gross margins will be negatively affected. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and as a result can negatively impact our financial results.

The semiconductor and communications industries have historically experienced significant fluctuations with prolonged downturns, which could impact our operating results, financial condition and cash flows

The semiconductor industry has historically exhibited cyclical behavior, which at various times has included significant downturns in customer demand, including in late 2008 through 2009. Because a significant portion of our expenses is fixed in the near term or is incurred in advance of anticipated sales, we may not be able to decrease our expenses rapidly enough to offset any unanticipated shortfall in revenues. If this situation were to occur, it could adversely affect our operating results, cash flow and financial condition. Furthermore, the semiconductor industry has periodically experienced periods of increased demand and production constraints. If this happens in the future, we may not be able to produce sufficient quantities of our products to meet the increased demand. We may also have difficulty in obtaining sufficient wafer, assembly and test resources from our subcontract manufacturers. Any factor adversely affecting the semiconductor industry in general, or the particular segments of the industry that our products target, may adversely affect our ability to generate revenue and could negatively impact our operating results.

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

There is currently a shortage of qualified technical personnel with significant experience in the design, development, manufacturing, marketing and sales of integrated circuits. In particular, there is a shortage of engineers who are familiar with the intricacies of the design and manufacture of multi-core networking processors, and competition for these engineers is intense. Our key technical personnel represent a significant asset and serve as the source of our technological and product innovations. We may not be successful in attracting, retaining and motivating sufficient numbers of technical personnel to support our anticipated growth.

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

In addition, we rely on stock-based awards as one means for recruiting, motivating and retaining highly skilled talent. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations. The decline in the trading price of our common stock would result in the exercise price of a portion of our outstanding options to exceed the current trading price of our common stock, thus lessening the effectiveness of these stock-based awards. Consequently, we may not continue to successfully attract and retain key personnel which would harm our business.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our independent registered public accounting firm to evaluate and assess the effectiveness of our internal control over financial reporting. These Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. In the future, we may discover areas of our internal controls that need improvement. If our independent registered public accounting firm or we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our rapid growth in recent years and our possible future expansion through acquisitions, present challenges to maintain the internal control and disclosure control standards applicable to public companies. If we fail to maintain effective internal controls, we could be subject to regulatory scrutiny and sanctions and investors could lose confidence in the accuracy and completeness of our financial reports.

Our acquisition strategy may result in unanticipated accounting charges or otherwise adversely affect our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies and products of acquired companies or businesses, or be dilutive to existing shareholders.

In May 2008, we acquired certain assets of Parallogic Corporation, in August 2008 we acquired substantially all of the assets of Star Semiconductor Corporation, in December 2008, we acquired W&W Communications, Inc., in December 2009 we acquired MontaVista Software, Inc. and we may in the future acquire companies or assets of companies that we believe to be complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market or application skills or enhancing and expanding our existing product lines. In connection with any such future acquisitions, we may need to use a significant portion of our available cash, issue additional equity securities that would dilute current stockholders’ percentage ownership and incur substantial debt or contingent liabilities. Such actions could adversely impact our operating results and the market price of our common stock. In addition, difficulties may occur in assimilating and integrating the operations, personnel, technologies, and products of acquired companies or businesses. In addition, key personnel of an acquired company may decide not to work for us. Moreover, to the extent we acquire a company with existing products; those products may have lower gross margins than our customary products, which could adversely affect our gross margin and operating results. If an acquired company also has inventory that we assume, we will be required to write up the carrying value of that inventory to fair value. When that inventory is sold, the gross margins for those products are reduced and our gross margins for that period are negatively affected. Furthermore, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of such acquired businesses. As a result, we would be required to record material amounts of goodwill, and acquired in-process research and development charges and other intangible assets, which could result in significant impairment and acquired in-process research and development charges and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses and potential restructuring costs associated with an acquisition, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. We have been issued 21 patents in the United States and four patents in foreign countries and have an additional 24 patent applications pending in the United States and 18 patent applications pending in foreign countries. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

Our third-party contractors are concentrated primarily in Asia, an area subject to earthquake and other risks. Any disruption to the operations of these contractors could cause significant delays in the production or shipment of our products.

Substantially all of our products are manufactured by third-party contractors located in Taiwan and to a lesser extent manufactured by third party contractors located in Japan, Malaysia and Korea. The risk of an earthquake in any of those countries or elsewhere in Asia is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. For example, several major earthquakes have occurred in Taiwan and Japan since our incorporation in 2000. Although our third-party contractors did not suffer any significant damage as a result of these most recent earthquakes, the occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry or assembly and test capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, if at all.

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

Our cash equivalents at December 31, 2009 consisted primarily of an investment in a money market fund, which is invested primarily in United States treasury securities, bonds of government agencies, and corporate bonds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of December 31, 2009, we had no direct holdings in these categories of investments and our indirect exposure to these financial instruments through our holdings in money market instruments was immaterial. As of December 31, 2009, we had no impairment charge associated with our cash equivalents relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

We may further expand our international operations and staff to better support our international markets. As a result, we anticipate that our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason, or US tax laws were to change in the future. Accordingly, there can be no assurance that our income tax rate will be less than the United States federal statutory rate.

We may incur impairments to goodwill or long-lived assets.

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

Significant negative industry or economic trends, including a significant decline in the market price of our common stock, reduced estimates of future cash flows for our reporting units or disruptions to our business could lead to an impairment charge of our long-lived assets, including goodwill and other intangible assets.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from results. Additionally, if our analysis results in an impairment to our goodwill, we may be required to record a charge to earnings in our financial statements during a period in which such impairment is determined to exist, which may negatively impact our results of operations.

Risks Related to our Common Stock

The market price of our common stock may be volatile, which could cause the value of your investment to decline.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through December 31, 2009, our stock price has fluctuated from a low of $7.61 to a high of $35.60. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2009, we had 43,507,161 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144.

In addition, we have filed registration statements on Form S-8 under the Securities Act of 1933, as amended, to register the shares of our common stock reserved for issuance under our stock option plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.

Pursuant to the terms of a Registration Rights Agreement dated December 14, 2009 we entered into with the selling stockholders, we have filed a registration statement under the Securities Act, registering the resale of the 1,467,612 shares of common stock we issued to the selling stockholders pursuant to that certain Agreement and Plan of Merger and Reorganization, dated November 6, 2009, among Cavium Networks, MV Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Cavium Networks, Mantra, LLC, a Delaware limited liability company and wholly owned subsidiary of Cavium Networks, MontaVista Software, Inc., a Delaware corporation and with respect to sections 9 and 10.1 of the Merger Agreement, Thomas Kelly as the MontaVista stockholders’ agent.

A limited number of stockholders may have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and principal stockholders and their affiliates beneficially owned approximately 17.4% of our outstanding common stock as of December 31, 2009. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.

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

Our principal executive offices are located in a leased facility in Mountain View, California, consisting of approximately 32,500 square feet of office space under lease that expires at the end of August 2011. This facility accommodates our principal software engineering, sales, marketing, operations and finance and administrative activities. In connection with our acquisition of MontaVista, we assumed MontaVista’s lease of office space in Sunnyvale, California consisting of approximately 82,000 square feet that expires in January 2013. In connection with our acquisition of W&W, we assumed W&W’s lease of office space in Sunnyvale, California consisting of approximately 10,553 square feet that expires in January 2011. We also occupy space in Marlborough, Massachusetts, consisting of approximately 74,735 square feet of office space under a lease that expires at the end of April 2013, which accommodates our product design team. Internationally, we also lease offices in Hyderabad, Chennai and Bangalore, India, consisting of approximately 14,286 square feet that expires at the end of May 2013, which accommodates our product design team. In addition, we lease office spaces that are not considered principal offices in Beijing, China, Hsin-Chu, Taiwan and Madrid, Spain which accommodates our product design teams. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available for lease to meet future needs.

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

Item 4.	Reserved

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been quoted on The NASDAQ Global Market under the symbol “CAVM” since our initial public offering on May 2, 2007. Prior to that time, there was no public market for our common stock. As of February 22, 2010, there were approximately 157 holders of record of our common stock.

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by The NASDAQ Global Market.

	High	Low

First Quarter 2009	$12.44	$7.61
Second Quarter 2009	$17.53	$11.40
Third Quarter 2009	$22.03	$16.13
Fourth Quarter 2009	$24.41	$18.52
First Quarter 2008	$23.20	$14.22
Second Quarter 2008	$26.10	$16.32
Third Quarter 2008	$20.71	$12.33
Fourth Quarter 2008	$14.42	$8.88

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

Stock Performance Graph(1)

The graph set forth below shows a comparison of the cumulative total stockholder return on our common stock between May 2, 2007 (the date of our initial public offering) and December 31, 2009, with the cumulative total return of (i) the NASDAQ Computer Index and (ii) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100,000 on May 2, 2007 in our common stock, the NASDAQ Computer Index and the NASDAQ Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the value of our common stock on May 2, 2007 was the closing sales price of $16.45 per share. The stockholder return shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns. Information used in the graph was obtained from Yahoo, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	5/2/2007	12/31/2007	12/31/2008	12/31/2009
Cavium Networks	100.0	139.9	63.9	144.9
Nasdaq Composite Index	100.0	103.7	61.7	88.7
Nasdaq Computer Index	100.0	115.8	61.8	105.5

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Recent Sales of Unregistered Securities

(a)	Sales of Unregistered Securities

On December 14, 2009, in connection with our acquisition of MontaVista, we issued an aggregate of 1,592,193 shares of our common stock to certain MontaVista stockholders and 34,626 shares of our common stock to certain participants in connection with the termination of MontaVista’s 2006 Retention Compensation Plan. No cash was paid to us for such issuance of our common stock. The shares of common stock were offered and sold in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

(b)	Use of Proceeds from Public Offering of Common Stock

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-140660), that was declared effective by the SEC on May 1, 2007. We registered 7,762,500 shares of our common stock with a proposed maximum aggregate offering price of $104.8 million, all of which we sold. The offering was completed after the sale of all 7,762,500 shares. Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. were the joint book-running managing underwriters of our initial public offering and Thomas Weisel Partners LLC, Needham & Company, LLC and JMP Securities LLC acted as co-managers. As of December 31, 2009, $55.0 million of the approximately $94.7 million in net proceeds received by us in the offering, after deducting approximately $7.3 million in underwriting discounts, commissions, and $2.8 million in other offering costs, were invested in various interest-bearing instruments, and $39.7 million of the net proceeds had been used for acquisitions, general corporate purposes, including the repayment of the outstanding balances under the term loan with Silicon Valley Bank, and general and administrative and manufacturing expenses. None of the expenses or payments was paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended December 31, 2009, 2008 and 2007, and the summary consolidated balance sheet data as of December 31, 2009 and 2008, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2006 and 2005, and the summary consolidated balance sheet data as of December 31, 2007, 2006 and 2005, are derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenue	$101,214	$86,609	$54,203	$34,205	$19,377
Cost of revenue(1)(2)	51,112	35,639	19,898	13,092	7,865

Gross profit	50,102	50,970	34,305	21,113	11,512

Operating expenses:
Research and development(2)	42,682	27,180	19,548	18,651	16,005
Sales, general and administrative(2)	28,651	22,111	14,688	10,058	6,840
In-process research and development	—	1,319	—	—	—

Total operating expenses	71,333	50,610	34,236	28,709	22,845

Income (loss) from operations	(21,231)	360	69	(7,596)	(11,333)

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Other income (expense), net:
Interest expense	(244)	(499)	(622)	(707)	(183)
Warrant revaluation expense	—	—	(573)	(467)	(411)
Interest income and other	330	2,576	3,458	345	355

Total other income (expense), net	86	2,077	2,263	(829)	(239)

Income (loss) before income tax expense and cumulative effect of change in accounting principle	(21,145)	2,437	2,332	(8,425)	(11,572)
Income tax expense	249	930	142	560	—

Income (loss) before cumulative effect of change in accounting principle	(21,394)	1,507	2,190	(8,985)	(11,572)
Cumulative effect of change in accounting principle	—	—	—	—	(100)

Net income (loss)	$(21,394)	$1,507	$2,190	$(8,985)	$(11,672)

Net income (loss) per common share, basic	$(0.52)	$0.04	$0.08	$(1.11)	$(1.59)
Shares used in computing basic net income (loss) per common share	41,435	40,385	29,006	8,066	7,319
Net income (loss) per common share, diluted	$(0.52)	$0.04	$0.07	$(1.11)	$(1.59)
Shares used in computing diluted net income (loss) per common share	41,435	42,566	32,432	8,066	7,319

(1)	Includes acquired intangible asset amortization of $5,381, $1,737, $860, $1,116, and $1,007, in the years ended December 31, 2009, 2008, 2007, 2006, and 2005, respectively.

(2)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2009(3)	2008(3)	2007(3)	2006(3)	2005
	(In thousands)

Cost of revenue	$373	$179	$43	$9	$—
Research and development	5,574	2,684	805	396	10
Sales, general and administrative	5,780	3,194	1,021	340	75

Total stock-based compensation expense	$11,727	$6,057	$1,869	$745	$85

(3)	We applied the accounting guidance requiring the recognition of stock-based compensation expense beginning in the year ended 2006.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$58,918	$77,027	$98,462	$10,154	$7,879
Working capital	65,897	90,335	105,048	11,689	6,160
Total assets	199,795	151,164	134,610	29,962	20,219
Preferred stock warrant liability	—	—	—	701	1,184
Capital lease and technology license obligations	9,012	4,735	8,530	7,580	3,087
Other non-current liabilities	2,569	1,162	—	39	74
Convertible preferred stock	—	—	—	72,437	61,820
Common stock and additional paid-in capital	234,990	185,784	175,580	3,740	1,261
Total stockholders’ equity (deficit)	$156,373	$128,561	$116,850	$(57,180)	$(50,674)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Octoen®, Octoen Plus®, Octoen II®, Nitrox® and Pure VuTM are trademarks or registered trademarks of Cavium Networks, Inc.

Overview

We are a provider of highly integrated semiconductor processors that enable intelligent processing for networking, communications, storage, wireless, security, video and connected home and office applications. We refer to our products as enabling intelligent processing because they allow customers to develop networking, wireless, storage and electronic equipment that is application-aware and content-aware and securely processes voice, video and data traffic at high speeds. Our products also include a rich suite of embedded security protocols that enable unified threat management, or UTM, secure connectivity, network perimeter protection, Deep Packet Inspection or DPI, network virtualization, broadband gateways, 3G/4G wireless infrastructure, storage systems, wireless HDMI cable replacement and embedded video applications. Our products are systems on a chip, or SoCs, which incorporate single or multiple processor cores, a highly integrated architecture and customizable software that is based on a broad range of standard operating systems. As a result, our products offer high levels of performance and processing intelligence while reducing product development cycles for our customers and lowering power consumption for end market equipment. We focus our resources on the design, sales and marketing of our products, and outsource the manufacturing of our products.

From our incorporation in 2000 through 2003, we were primarily engaged in the design and development of our first processor family, NITROX, which we began shipping commercially in 2003. In 2004, we introduced and commenced commercial shipments of NITROX Soho. In 2006, we commenced our first commercial shipments of our OCTEON family of multi-core MIPS64® processors. We introduced a number of new products within all three of these product families in 2006. In 2007 we introduced our new line of OCTEON based storage services processors designed to address the specific needs in the storage market, as well as other new products in the OCTEON and NITROX families. In 2008, we expanded our OCTEON and NITROX product families with new products including wireless services processors to address the needs for wireless infrastructure equipment. In 2009, we announced the next generation OCTEON II Internet Application Processor (“IAP”) family multi-core MIPS64® processors, with one to 32 cores to address next generation networking applications support converged voice, video, data mobile traffic and services. In addition, in 2009, we expanded our NITROX product family offering to include the NITROX DPI processor, which facilitates several significant enhancements and increased performance.

In the third quarter of 2008, we acquired substantially all of the assets of Star for a purchase price of approximately $9.6 million. With the acquisition of Star, we also added the Star ARM-based processors to our portfolio to address connected home and office applications and have since introduced our ECONA line of dual-core ARM processors for that address a large variety of connected home and office applications.

In the fourth quarter of 2008, we acquired W&W for a total purchase price of approximately $8.3 million. This acquisition launched us into the video processor market with a broad product line called PureVu. The PureVu family of video processors and modules incorporate proprietary and patent pending video technology that produces perceptual lossless video quality and delivers sub-frame latency with extremely low power and cost. These products address the need for video processing in wireless displays, teleconferencing, gaming and other applications.

In the fourth quarter of 2009, we acquired MontaVista for a total purchase price of approximately $45.2 million. In addition, per the merger agreement, we paid approximately $6.0 million, consisting of a mix of shares of our common stock and cash to certain individuals in connection with the termination of MontaVista’s 2006 Retention Compensation Plan. This acquisition complements our broad portfolio of multi-core processors to deliver integrated and optimized embedded solutions to the market. For a complete discussion on our 2008 and 2009 acquisitions, see “Note 5 Business Combinations” in Item 8, of this Annual Report, which is incorporated herein by reference.

Since inception, we have invested heavily in new product development and our net revenue has grown from $19.4 million in 2005 to $34.2 million in 2006, $54.2 million in 2007, $86.6 million in 2008, and $101.2 million in 2009 driven primarily by demand in the enterprise network and data center markets, and more recently in 2009 the revenue growth was mainly due to increased demand in the broadband and consumer markets. We expect sales of our products for use in the enterprise network and data center markets to continue to represent a significant portion of our revenue in the foreseeable future, however, we do expect growth in the broadband and consumer as well as the access and servicer provider markets.

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

Revenue is recognized upon shipment for sales to distributors with limited rights of returns and price protection if we conclude we can reasonably estimate the credits for returns and price adjustments issuable. We record an estimated allowance, at the time of shipment, based on the historical patterns of returns and pricing credits of sales recognized upon shipment. The credits issued to distributors or other customers were not material in the years ended December 31, 2009, 2008 and 2007.

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if it cannot reasonably estimate the level of returns and credits issuable.

We also derive a small portion of our revenue in the form of license, maintenance and support fees through licensing our software products. The value of any support services is recognized as services revenue on a straight-line basis over the term of the related support period, which is typically one year.

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

Stock-Based Compensation

We apply the fair value recognition provisions of stock-based compensation, and accordingly, use the prospective transition method, which requires us to determine fair value only for awards granted, modified, repurchased or cancelled after the adoption date. The share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as compensation expense net of an estimated forfeiture rate over the vesting period. We use the Black-Scholes option-pricing model to determine the fair value of stock options, which require various subjective assumptions, including expected volatility, expected term and the risk-

free interest rates. We estimate the expected volatility based on the historical stock price volatility of comparable companies over the estimated expected term of our share-based awards. We use the simplified method as permitted under the provisions of stock-based compensation to determine the expected term of our share-based awards. We calculate the expected forfeiture rate based on average historical trends. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates and judgment. If factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to compute income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant judgment is required in determining the valuation allowance recorded against our deferred tax assets. In assessing the valuation allowance, we consider all available evidence including past operating results and estimates of future taxable income. Our net deferred tax assets relate predominantly to our United States tax jurisdiction. We currently maintain a full valuation allowance on our deferred tax assets in the United States. The valuation allowance was determined in accordance with the provisions of income taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Our expected U.S. loss, among other considerations, provides negative evidence and accordingly, a full valuation allowance was recorded against our deferred tax assets. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

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

In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to record additional income tax expense or establish an additional valuation allowance, which could materially impact our financial position and results of operations. If we determine, based on future profitability, that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of release.

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

Business Combinations

We account for business combinations using the purchase method of accounting. We determine the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with the guidance provided under business combinations, we allocate the purchase price of business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. Management makes valuation assumptions that require significant estimates, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to future expected cash flows from customer contracts, customer lists, and distribution agreements and acquired developed technologies, expected costs to develop IPR&D into commercially viable products, estimated cash flows from projects when completed and discount rates. We estimate fair value based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Goodwill and Purchased Intangible Assets

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets and liabilities assumed. We review goodwill and finite-lived purchased intangible assets for impairment at least annually and whenever changes in events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. Applying the provisions of “Intangibles — Goodwill and Other”, we perform goodwill impairment test at the Company level, which is the sole reporting unit. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired. We did not record any impairment charges relating to the carrying value of goodwill during the years ended December 31, 2009 and 2008. In addition to the goodwill impairment, we also perform impairment of finite-lived intangibles for the carrying value and the remaining useful lives of the assets. If the carrying value or the remaining useful life of the intangible assets is not recoverable, we record a charge equal to the difference between carrying and fair value. During the years ended December 31, 2009, 2008 and 2007 we did not record any impairment charges related to the carrying values of finite lived intangible assets. In the year ended December 31, 2009, we recorded amortization expense of approximately $1.3 million related to the reduction of the estimated remaining useful life of one of the intangible assets acquired in the acquisition of W&W. Significant management judgment is required in the forecasts of future operating results that are used in the evaluation of carrying value of goodwill and finite-lived intangible assets. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

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

We also derive revenue in the form of license and maintenance fees through licensing our software products, which help our customers build products around our SoCs in a more time and cost efficient manner. Revenue from such arrangements totaled $2.8 million, $2.2 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Our end customers representing greater than 10% of revenue for each of the years ended December 31, were as follows:

	Year Ended December 31,
	2009	2008	2007

Percentage of total revenue
Cisco	24%	29%	23%
Actiontec	10	*	*
F5 Networks	*	11	18
Sumitomo	*	11	*

*	Represents less than 10% of consolidated net revenue

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. During the quarter ended June 30, 2007, we signed a distribution agreement with Avnet to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet, revenue and costs are deferred until products are sold by Avnet to their end customers. For the year ended December 31, 2009, 5.5% of our net revenues were from products sold by Avnet. For the year ended December 31, 2008, 3.6% of our net revenues were from products sold by Avnet. For the year ended December 31, 2007, less than 1% of our net revenues were from products sold by Avnet. Revenue recognition depends on notification from Avnet that product has been sold to Avnet’s end customers.

Our distributors, other than Avnet, Inc. are used primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through distributors was $38.6 million, $29.4 million and $13.2 million for the years ended December 31, 2009, 2008 and 2007, respectively, which accounted for 38.2%, 33.9%, and 24.4% of net revenue for the years ended December 31, 2009, 2008 and 2007, respectively. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods indicated were:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

United States	$40,623	$44,787	$32,748
Hong Kong	18,231	3,643	500
Taiwan	15,224	11,533	10,500
Japan	10,802	11,559	2,732
China	5,958	6,206	3,367
Other countries	10,376	8,881	4,356

Total	$101,214	$86,609	$54,203

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

We use third-party foundries and assembly and test contractors, which are primarily located in Asia, to manufacture, assemble and test our semiconductor products. We purchase processed wafers on a per wafer basis from our fabrication suppliers, which are currently TSMC, UMC, Fujitsu and Samsung. We also outsource the sort, assembly, final testing and other processing of our product to third-party contractors, primarily ASE and ISE. We negotiate wafer fabrication on a purchase order basis and do not have long-term agreements with any of our third-party contractors. A significant disruption in the operations of one or more of these contractors would impact the production of our products which could have a material adverse effect on our business, financial condition and results of operations.

Cost of revenue also includes amortized costs related to certain acquired technology assets in our acquisitions of Parallogic in May 2008, Star in August 2008, W&W in December 2008 and MontaVista in December 2009. In May 2008, we acquired certain assets of Parallogic. The acquisition included identifiable intangible assets of approximately $450,000, which consisted of intellectual property related to the developed technology as well as incremental value associated with existing customer relationships. We capitalized identifiable intangibles and are amortizing the amount on a straight-line basis over the expected useful life of one to five years. In August 2008, we acquired substantially all of the assets of Star, which included the purchase of identifiable intangible assets of $5.3 million. We capitalized the intangible assets and are amortizing the amount on a straight-line basis over the expected useful lives of less than a year to seven years. In December 2008, we acquired W&W, which included the purchase of identifiable intangible assets of $10.1 million. We capitalized the intangible assets and are amortizing the amount on a straight-line basis over the expected useful lives of less than a year to six years. In December 2009, we acquired MontaVista, which included the purchase of identifiable intangible assets of $14.9 million. We capitalized the intangible assets and are amortizing the amount on a straight-line basis over the expected useful lives of five to seven years. The total intangible assets amortization expense included in cost of revenue was $5.4 million, $1.7 million and $860,000 for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, in the year ended December 31, 2009, we incurred $315,000 expense related to the fair value adjustment of W&W inventory and in the year ended December 31, 2008, we incurred $470,000 expense related to the fair value adjustment of Star and W&W inventory.

In addition, we incur costs for the fabrication of masks used by our contract manufacturers to manufacture wafers that incorporate our products. The cost of fabrication mask sets increased in the years ended December 31, 2007 and 2008 as we began transitioning from a 130-nanometer to a 90-nanometer process in our next-generation products in 2007. During the years ended December 31, 2009, 2008 and 2007, we capitalized $680,000, $4.2 million and $3.6 million of mask costs, respectively. As our product processes continue to mature and as we develop more history and experience, we expect to capitalize most or all of our mask costs in the future. We amortize the cost of fabrication masks that we reasonably expect to use for production manufacturing over a 12-month period. Total amortized expenses for the masks included in cost of revenue were $2.1 million, $3.5 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The unamortized balance of capitalized mask costs at December 31, 2009 and December 31, 2008 was $510,000 and $2.1 million, respectively. We anticipate that a large percentage of our total mask costs will be capitalized and amortized to cost of revenue.

Our revenue, cost of revenue, gross profit and gross margin for the years ended December 31, 2009, 2008 and 2007 were:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net revenue	$101,214	$86,609	$54,203
Cost of revenue	51,112	35,639	19,898

Gross Profit	$50,102	$50,970	$34,305

Gross Margin	49.5%	58.9%	63.3%

Our gross margin has been and will continue to be affected by a variety of factors, including the product mix, average sales prices of our products, the amortization expense associated with the acquired intangible assets, the timing of cost reductions for fabricated wafers and assembly and test service costs, inventory valuation charges, the cost of fabrication masks that are capitalized and amortized, and the timing and changes in sort, assembly and test yields. Overall product margin is impacted by the mix between higher performance, higher margin products and lower performance, lower margin products. In addition, we typically experience lower yields and higher associated costs on new products, which improve as production volumes increase.

Research and Development Expenses.  Research and development expenses primarily include personnel costs, engineering design development software and hardware tools, allocated facilities expenses and depreciation of equipment used in research and development and stock-based compensation.

We expect research and development expenses to continue to increase in total dollars. Additionally, as a percentage of revenue, these costs fluctuate from one period to another. Total research and development expenses for the years ended December 31, 2009, 2008 and 2007 were:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Research and development expenses	$42,682	$27,180	$19,548
Percent of total revenue	42.2%	31.4%	36.1%

Sales, General and Administrative Expenses.  Sales, general and administrative expenses primarily include personnel costs, accounting and legal fees, information systems, sales commissions, trade shows, marketing programs, depreciation, allocated facilities expenses and stock-based compensation. We expect sales, general and administrative expenses to increase in absolute dollars. Total sales, general and administrative costs for the years ended December 31, 2009, 2008 and 2007 were:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Sales, general and administrative	$28,651	$22,111	$14,688
Percent of total revenue	28.3%	25.5%	27.1%

Other Income (Expense), Net.  Other income (expense), net primarily includes interest income on cash and cash equivalents and, to a lesser extent, includes an interest expense component associated with the installment payment of capital leases. For the year ended December 31, 2007 it also includes net adjustments we made to record our preferred stock warrants at fair value. Upon the closing of our initial public offering in May 2007, these warrants were converted into warrants to purchase shares of our common stock and, as a result, we were no longer required to re-measure the warrants to fair value.

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Interest income and other	$330	$2,576	$3,458
Interest expense	(244)	(499)	(622)
Warrant revaluation expense	—	—	(573)

Total other income (expense), net	$86	$2,077	$2,263

Provision for Income Taxes.  The following table presents the provision for income taxes and the effective tax rates for the three years ended December 31, 2009:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Income (loss) before income taxes	$(21,145)	$2,437	$2,332
Income tax expense	249	930	142
Effective tax rate	(1.2)%	38.2%	6.1%

We recorded income tax expense of $249,000, $930,000 and $142,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The provision for the year ended December 31, 2009 primarily consists of international and state income taxes. The provision for the years ended December 31, 2008 and 2007 was primarily due to the federal alternative minimum tax on profits in the United States adjusted by certain non-deductible items, international taxes and state income taxes.

Fiscal 2009 Compared to Fiscal 2008

Net Revenue.  Our net revenue was $101.2 million in 2009 as compared to $86.6 million in 2008, an increase of 16.9% or $14.6 million. The increase in net revenue in 2009 was mainly attributable to an increase in sales of $14.8 million in broadband and consumer markets due to increase in demand for our products from our existing and new customers combined with revenue generated from our acquisitions completed in 2008. In addition, approximately $935,000 of the increase was contributed from our acquisition completed in December 2009. The increase was partially offset by a sales decline of $0.3 million in the data center and access and service provider and enterprise network markets, as a result of the overall 2009 global economic downturn.

In 2009, we derived 38.2% of our revenue from distributors compared to 33.9% in 2008.

Cost of Revenue and Gross Margin.  Gross margin decreased by 9.4 percentage points to 49.5% in 2009 from 58.9% in 2008. The decline in gross margin in 2009 compared to 2008 was primarily due to a sales mix shift in the first half of 2009 towards increased sales of lower performance, lower margin products particularly in the broadband and consumer markets. In addition, to a lesser extent, the gross margin decline was due to higher amortization costs of acquired intangible assets resulting from the acquisitions completed in 2008 and 2009.

Research and Development Expenses.  Research and development expenses increased by $15.5 million, or 57%, to $42.7 million in 2009 from $27.2 million in 2008. The increase was primarily the result of higher salaries and benefit expenses of $9.1 million and stock-based compensation expenses of $2.9 million due to increased headcount. In addition, professional services and other miscellaneous expenses accounted for $3.1 million and design tools accounted for $0.4 million of the increase in 2009. Research and development headcount increased to 304 at the end of 2009 from 238 at the end of 2008.

Sales, General and Administrative Expenses.  Sales, general and administrative expenses increased $6.5 million, or 30%, to $28.7 million in 2009 from $22.1 million in 2008. Of the $6.5 million increase, stock-based compensation expense and salaries, benefits and commissions accounted for $4.4 million resulting primarily from the increased headcount. In addition, accounting and legal fees and other services primarily related to the acquisition completed in 2009 accounted for $958,000 of the increase, and depreciation and other expenses accounted for the remaining $1.1 million. Sales, general and administrative headcount increased to 145 at the end of 2009 from 91 at the end of 2008.

Income Tax Expense.  Income tax expense decreased by $680,000 to $249,000 in 2009 from $930,000 in 2008. The decrease was primarily due to net operating loss incurred in 2009 compared to taxable income generated in 2008 in the United States, which was offset in part by higher international taxes and state income taxes in 2009 compared to 2008.

Other Income (Expense), Net.  Other income (expense), net, decreased by $2.0 million to $86,000 in 2009 from $2.1 million in 2008. The decrease was mainly due to a decrease in interest income resulting from lower interest rates in 2009 compared to 2008. The 2009 decrease in interest rate is a reflection of the current interest rate environment.

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

Cost of Revenue and Gross Margin.  Gross margin decreased by 4.4 percentage points to 58.9% in 2008 from 63.3% in 2007. The decline in gross margin in 2008 compared to 2007 was primarily due to sales mix shift in 2008 towards increased sales of lower performance, lower margin products. In addition, to a lesser extent, the gross margin decline was due to amortization costs related to the acquired intangible assets and fair value adjustment of the acquired inventory from Star

Research and Development Expenses.  Research and development expenses increased by $7.6 million, or 39%, to $27.2 million in 2008 from $19.5 million in 2007. The increase was primarily the result of higher salaries and benefit expenses of $3.4 million and stock-based compensation expenses of $1.9 million due to increased headcount. In addition, design tools accounted for $0.8 million of the increase and professional services and other miscellaneous expenses accounted for $1.5 million. Research and development headcount increased to 238 at the end of 2008 from 127 at the end of 2007.

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

In-process research and development.  In the year ended December 31, 2008, we recorded $1.3 million in-process research and development (“IPR&D”) expense related to our acquisition of W&W Communications, Inc. completed in December 2008. The amount was expensed immediately as it relates to the acquisition of existing technology project which had not reached technological feasibility at the time of acquisition, and had no future alternative use. The fair value of the IPR&D was determined based on an income approach using the discounted cash flow method. A discount rate of 24% used to value the project was based on implied rate of return of the transaction, adjusted to reflect additional risks inherent in the acquired project.

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

Quarterly Results of Operations

The following table sets forth our unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2009. The quarterly data have been prepared on the same basis as the audited consolidated financial statements. You should read this information together with our consolidated financial statements and related notes included elsewhere in this Annual Report. We anticipate that the rate of new sales orders may vary significantly from quarter to quarter. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and future quarters may be adversely affected. In addition, because of the rapidly evolving nature of our business, we believe that period-to-period comparisons of revenue and operating results, including gross margin and operating expenses as a percentage of total revenue should not be relied upon as indications of future performance. Although we have experienced significant percentage growth in revenue, we do not believe that our historical growth rates are necessarily indicative of future growth. Net income (loss) per common share, basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

	Quarter Ended
	2009				2008
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(In thousands, except per share data)

Net revenue	$32,134	$25,894	$22,804	$20,382	$22,180	$24,525	$21,562	$18,342
Cost of revenue	15,592	12,567	12,139	10,814	11,145	10,099	7,808	6,587

Gross profit	16,542	13,327	10,665	9,568	11,035	14,426	13,754	11,755
Operating expenses:
Research and development	11,788	10,629	10,274	9,991	8,306	6,593	6,461	5,820
Sales, general and administrative	9,341	6,647	6,526	6,137	6,158	5,944	5,454	4,555
In-process research and development	—	—	—	—	1,319	—	—	—

Total operating expenses	21,129	17,276	16,800	16,128	15,783	12,537	11,915	10,375

Income (loss) from operations	(4,587)	(3,949)	(6,135)	(6,560)	(4,748)	1,889	1,839	1,380

Other income (expense), net:
Interest expense	(44)	(54)	(67)	(79)	(96)	(115)	(135)	(153)
Interest income and other	102	4	90	134	476	499	609	992

Total other income (expense), net	58	(50)	23	55	380	384	474	839

Income (loss) before income tax expense	(4,529)	(3,999)	(6,112)	(6,505)	(4,368)	2,273	2,313	2,219
Income tax (benefit) expense	(2)	167	56	28	(11)	454	240	247

Net income (loss)	$(4,527)	$(4,166)	$(6,168)	$(6,533)	$(4,357)	$1,819	$2,073	$1,972
Net income (loss) per common share, basic and diluted	$(0.11)	$(0.10)	$(0.15)	$(0.16)	$(0.11)	$0.04	$0.05	$0.05

Liquidity and Capital Resources

In May 2007, we received net proceeds of approximately $94.7 million (after underwriters’ discounts of $7.3 million and additional offering related costs of approximately $2.8 million). Our other primary sources of cash historically have been cash generated from operations and cash received from the exercise of employee stock options. As of December 31, 2009, we had cash and cash equivalents of $58.9 million and net accounts receivable of $22.0 million.

Following is a summary of our working capital and cash and cash equivalents as of December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Working capital	$65,897	$90,335	$105,048
Cash and cash equivalents	58,918	77,027	98,462

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net cash (used in) provided by operating activities	$(375)	$10,627	$6,176
Net cash used in investing activities	(17,047)	(29,120)	(5,772)
Net cash (used in) provided by financing activities	(687)	(2,942)	87,904

Cash Flows from Operating Activities

Net cash flows from operating activities decreased by $11.0 million in 2009 compared to 2008. The decrease was primarily due to a net loss of $21.4 million in 2009 compared to net income of $1.5 million in 2008, which was offset in part by non-cash expenses that were $7.2 million higher in 2009 compared to 2008. The increase in non-cash expenses was mainly attributable to the higher stock-based compensation expense due to increased headcount as a result of our acquisitions completed in 2008 and 2009 and higher amortization expenses resulting from the intangibles acquired in connection with such acquisitions. In addition, changes in assets and liabilities, net increased by $4.7 million in 2009 compared to 2008.

Net cash provided by operating activities increased by $4.5 million in 2008 compared to 2007. The increase in our cash flow from operations was primarily due to higher non-cash expense addition in 2008 compared to 2007. The non-cash additions were mainly attributable to the higher stock-based compensation due to increased headcount and higher amortization expenses resulting from the intangibles acquired in connection with the acquisitions completed in 2008. Changes in operating activities in 2008 in comparison to 2007 were primarily driven by increases of $6.1 million in inventory and $3.9 million in accounts receivable, partially offset by increase in payables and accrued expenses of $0.3 million.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $12.1 million in 2009 compared to 2008. The decrease was mainly due to lower cash payments in 2009 compared to the cash payments in 2008 for the acquisitions completed in 2009 and 2008. In addition, lower cash used for purchases of property and equipment in 2009 compared to 2008 contributed to the overall decrease.

Net cash used in investing activities increased by $23.3 million in 2008 compared to 2007. The increase was primarily the result of $19.8 million in net cash paid for the acquisitions completed in 2008. In addition, $3.5 million of the increase in 2008 was the result of cash used for mask costs and other capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities decreased by $2.3 million in 2009 compared to 2008. The decrease was mainly due to higher cash proceeds from stock option exercises combined with lower cash used for principal payments of capital lease and technology license obligations in 2009 compared to 2008.

Net cash used in financing activities was $2.9 million for the year ended December 31, 2008 compared to net cash provided by financing activities of $87.9 million in 2007. In 2008, we paid $3.8 million in principal payments of capital lease and technology license obligations. These increases were partially offset by proceeds from stock option exercises. Net cash provided by financing activities in the year ended December 31, 2007, was primarily due to net proceeds of $94.7 million from our initial public offering.

Cash equivalents consist primarily of an investment in a money market fund. We believe that our $58.9 million of cash and cash equivalents at December 31, 2009 and expected cash flow from operations, if any, will be sufficient to fund our projected operating requirements for at least twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of December 31, 2009, we believe our exposure related to the above indemnities at December 31, 2009 is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2009:

	Payments Due by Period
	Less than			More than
	1 Year	1 to 2 Years	3 to 5 Years	5 Years	Total

Operating lease obligations	$2,846	$3,512	$310	$—	$6,668
Capital lease obligations	3,544	5,942	—	—	9,486
Purchase obligations	510	—	—	—	510

Total	$6,900	$9,454	$310	$—	$16,664

As of December 31, 2009, the liability for uncertain tax positions was $649,000. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

In addition to the contractual obligations noted in the table above, we also have the following funding commitments:

As of December 31, 2009, of the $10.9 million cash consideration, $2.3 million was unpaid. We paid $1.2 million and we expect to pay the remaining $1.1 million by the end of 2010.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in “Note 1 Organization and Significant Accounting Policies” in Item 8, of this Annual Report, which is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Risk

Most of our sales are denominated in United States dollars. We therefore have minimal foreign currency risk associated with sale of products. Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations; however, we do not consider this currency risk to be material as the related costs do not constitute a significant portion of our total spending. We outsource our wafer fabrication, assembly, testing, warehousing and shipping operations; however all expenses related thereto are denominated in United States dollars.

Interest Rate Risk

We had cash and cash equivalents of $58.9 million at December 31, 2009, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short term nature. Declines in interest rates, however, will reduce future investment income.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cavium Networks, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cavium Networks, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits (which were integrated audits in 2009 and 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in 2009.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 1, 2010

CAVIUM NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$58,918	$77,027
Accounts receivable, net of allowances of $367 and $203, respectively	21,958	14,054
Inventories	17,965	17,281
Prepaid expenses and other current assets	2,168	1,298

Total current assets	101,009	109,660
Property and equipment, net	14,972	11,115
Intangible assets, net	25,388	16,958
Goodwill	56,607	12,925
Other assets	1,819	506

Total assets	$199,795	$151,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,784	$7,309
Accrued expenses and other current liabilities	8,444	7,697
Deferred revenue	12,613	1,700
Capital lease and technology license obligations, current portion	3,271	2,619

Total current liabilities	35,112	19,325
Capital lease and technology license obligations, net of current portion	5,741	2,116
Other non-current liabilities	2,569	1,162

Total liabilities	43,422	22,603

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, par value $0.001:
10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2009 and 2008	—	—
Common stock, par value $0.001:
200,000,000 shares authorized; 43,507,161 and 41,183,010 shares issued and outstanding; as of December 31, 2009 and 2008, respectively	44	41
Additional paid-in capital	234,946	185,743
Accumulated deficit	(78,617)	(57,223)

Total stockholders’ equity	156,373	128,561

Total liabilities and stockholders’ equity	$199,795	$151,164

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Net revenue	$101,214	$86,609	$54,203
Cost of revenue	51,112	35,639	19,898

Gross profit	50,102	50,970	34,305

Operating expenses:
Research and development	42,682	27,180	19,548
Sales, general and administrative	28,651	22,111	14,688
In-process research and development	—	1,319	—

Total operating expenses	71,333	50,610	34,236

Income (loss) from operations	(21,231)	360	69

Other income (expense), net:
Interest expense	(244)	(499)	(622)
Interest income and other	330	2,576	3,458
Warrant revaluation expense	—	—	(573)

Total other income (expense), net	86	2,077	2,263

Income (loss) before income tax expense	(21,145)	2,437	2,332
Income tax expense	249	930	142

Net income (loss)	$(21,394)	$1,507	$2,190

Net income (loss) per common share, basic	$(0.52)	$0.04	$0.08
Shares used in computing basic net income (loss) per common share	41,435	40,385	29,006
Net income (loss) per common share, diluted	$(0.52)	$0.04	$0.07
Shares used in computing diluted net income (loss) per common share	41,435	42,566	32,432

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE
CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

							Total
	Mandatorily Redeemable				Additional		Stockholders’
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
	(In thousands, except share data)

Balance as of December 31, 2006	22,364,197	$72,437	9,365,600	$9	$3,731	$(60,920)	$(57,180)
Common stock issued in connection with early-exercises of stock options subject to repurchase			25,000				—
Common stock issued in connection with other exercises of options			717,212	1	1,451		1,452
Common stock issued in connection with vesting of restricted stock units			500				—
Vesting of early-exercised stock options					110		110
Repurchase of shares of unvested common stock			(14,585)		(10)		(10)
Stock-based compensation					1,908		1,908
Issuance of Series B preferred stock in connection with warrants exercises	181	3					—
Conversion of preferred stock to common stock due to IPO	(22,364,378)	(72,440)	22,364,378	22	72,418		72,440
Issuance of common stock for IPO, net of issuance cost of $2,790			7,762,500	8	94,660		94,668
Reclassification of warrant liability upon IPO					1,272		1,272
Common stock warrants-net exercise			86,756				—
Net income						2,190	2,190

Balance at December 31, 2007	—	—	40,307,361	40	175,540	(58,730)	116,850
Common stock issued in connection with exercises of stock options			516,759	1	857		858
Common stock issued in connection with vesting of restricted stock units			25,125				—
Vesting of early-exercised stock options					70		70
Repurchase of shares of unvested common stock			(4,480)		(4)		(4)
Stock-based compensation					6,182		6,182
Issuance of common stock in connection with business acquisition			338,245		3,098		3,098
Net income						1,507	1,507

Balance at December 31, 2008	—	—	41,183,010	41	185,743	(57,223)	128,561
Common stock issued in connection with exercises of stock options			523,932	1	2,438		2,439
Common stock issued in connection with vesting of restricted stock units			175,902				—
Repurchase of shares of unvested common stock			(2,502)		(15)		(15)
Stock-based compensation					11,768		11,768
Issuance of common stock in connection with business acquisition			1,592,193	2	34,294		34,296
Issuance of common stock for settlement of liabilities			34,626		718		718
Net loss						(21,394)	(21,394)

Balance at December 31, 2009	—	$—	43,507,161	$44	$234,946	$(78,617)	$156,373

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(21,394)	$1,507	$2,190
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	11,727	6,057	1,869
Amortization of warrant costs to interest expense	—	—	149
Revaluation of warrants to fair value	—	—	574
Depreciation and amortization	14,802	11,978	6,221
In-process research and development	—	1,319	—
Other	39	—	(20)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(6,726)	(3,901)	(2,520)
Inventories	(651)	(6,063)	(4,528)
Prepaid expenses and other current assets	22	(66)	(322)
Other assets	(421)	(275)	49
Accounts payable	(457)	1,360	1,836
Deferred revenue	3,743	35	825
Accrued expenses and other current and non-current liabilities	(1,059)	(1,324)	(147)

Net cash provided by (used in) operating activities	(375)	10,627	6,176

Cash flows from investing activities:
Purchases of property and equipment	(3,431)	(8,965)	(4,925)
Note receivable	(450)	—	—
Acquisition of businesses, net of cash acquired	(12,487)	(19,824)	—
Purchases of intangible assets	(679)	(331)	(847)

Net cash (used in) investing activities	(17,047)	(29,120)	(5,772)

Cash flows from financing activities:
Repayment of term loan financing	—	—	(4,000)
Proceeds from initial public offering, net of banker’s discount and commission	—	—	97,459
Payments of initial public offering costs	—	—	(2,791)
Proceeds from issuance of common stock upon exercise of options	2,439	858	1,092
Principal payment of capital lease and technology license obligations	(3,111)	(3,796)	(3,846)
Repurchases of shares of unvested common stock	(15)	(4)	(10)

Net cash (used in) provided by financing activities	(687)	(2,942)	87,904

Net (decrease) increase in cash and cash equivalents	(18,109)	(21,435)	88,308
Cash and cash equivalents, beginning of period	77,027	98,462	10,154

Cash and cash equivalents, end of period	$58,918	$77,027	$98,462

Supplemental disclosure of cash flow information:
Cash paid for interest	$243	$499	$473
Cash paid for taxes	$372	$909	$469
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with the acquisition	$34,296	$3,098	$—
Issuance of common stock for settlement of liabilities	$718	$—	$—
Accrual for acquisition related costs	$2,268	$4,709	$—
Capital lease and technology license obligations	$9,036	$723	$9,812
Vesting of early exercised options	$—	$70	$110
Additions to property and equipment included in accounts payable and accrued expenses	$—	$—	$1,057
Net exercise of common stock warrants	$—	$—	$462
Conversion of mandatorily redeemable convertible preferred stock to common stock	$—	$—	$72,440

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

During the year ended December 31, 2008, the Company completed purchases of Parallogic Corporation (“Parallogic”), Star Semiconductor Corporation (“Star”), and W&W Communications, Inc. (“W&W”) for approximately $18.9 million in consideration, including acquisition related expenses. In December 2009, the Company completed the purchase of MontaVista Software, Inc. (“MontaVista”) for approximately $45.2 million in consideration. For a complete discussion on the 2008 and 2009 acquisitions, see “Note 5 Business Combinations.”

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

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of an investment in a money market fund. As of December 31, 2009, we have not experienced any impairment charges due to such concentration of credit risk.

Allowance for Doubtful Accounts

The Company reviews its allowance for doubtful accounts by assessing individual accounts receivable over a specific age and amount. The Company’s allowance for doubtful accounts was $24,000 and $34,000 as of December 31, 2009 and 2008, respectively.

Inventories

Inventories consist of work-in-process and finished goods. Inventories not related to an acquisition are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value). Inventories from acquisitions are stated at fair value at the date of acquisition. The Company writes down inventory by establishing inventory reserves based on aging and forecasted demand. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values. Inventory reserves, once established, are not reversed until the related inventories have been sold or scrapped.

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

The Company capitalizes the cost of fabrication masks that are reasonably expected to be used during production manufacturing. Such amounts are included within property and equipment and are generally depreciated over a period of twelve months. If the Company does not reasonably expect to use the fabrication mask during production manufacturing, the related mask costs are expensed to research and development expense in the period in which the costs are incurred. The Company has capitalized $680,000, $4.2 million and $3.6 million of mask costs for the years ended December 31, 2009, 2008 and 2007, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. According to the Company’s accounting policy, when such indicators are present, if the undiscounted cash flows expected to be generated from operations from those long-lived assets are less than the carrying value of those long-lived assets, the Company compares the fair value of the assets (estimated using discounted future net cash flows to be generated from the lowest common level of operations utilizing the assets) to the carrying value of the long-lived assets to determine any impairment charges. The Company reduces the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than their fair value. No impairment to the carrying value of long-lived assets was identified by the Company during the years ended December 31, 2009, 2008 and 2007.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other current liabilities, approximate their fair values due to their short-term nature.

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. The Company deposits cash with credit worthy financial institutions. The Company has not experienced any losses on its deposits of cash. Management believes that the financial institutions are reputable and, accordingly, minimal credit risk exists. The Company follows an established investment policy and set of guidelines to monitor, manage and limit the Company’s exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits the Company’s exposure to any one issuer, as well as the maximum exposure to various asset classes.

A majority of the Company’s accounts receivable are derived from customers headquartered in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. Summarized below are individual customers whose accounts receivable balances or end customers whose revenues were 10% or higher of respective total consolidated amounts.

	Year Ended December 31,
	2009	2008	2007

Percentage of total revenue
Cisco	24%	29%	23%
Actiontec	10	*	*
F5 Networks	*	11	18
Sumitomo	*	11	*

*	Represents less than 10% of the net revenue for the respective period end.

	2009	2008

Percentage of gross accounts receivable:
Flextronics	14%	21%
Jabil Circuit	*	10%

*	Represents less than 10% of the gross accounts receivable for the respective period end.

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

Goodwill

Goodwill arising from business combinations is capitalized. Goodwill is not amortized but is subject to an impairment test at least annually. In accordance with the guidance provided under intangibles-goodwill and other, the Company reviews goodwill annually at the beginning of its fourth quarter and whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. For goodwill, the Company performs a two step impairment test. In the first step, the Company compares the fair value of its one reporting unit to its carrying value. The Company determines the fair value of the reporting unit by taking the market capitalization of the reporting unit as determined through quoted market prices. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment charge equal to the difference. No impairment to the carrying value of goodwill was identified by the Company during the years ended December 31, 2009 and 2008.

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

Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of revenue. The Company generally recognizes revenue at the time of shipment to the Company’s customers. Revenue consists primarily of sales of the Company’s products to networking original equipment manufacturers, or OEMs, their contract manufacturers or distributors. Initial sales of the Company’s products for a new design are usually made directly to networking OEMs as they design and develop their product. Once their design enters production, they often outsource their manufacturing to contract manufacturers that purchase the Company’s products directly from the Company or from the Company’s distributors.

Revenue is recognized upon shipment for sales to distributors with limited rights of returns and price protection if the Company concludes it can reasonably estimate the credits for returns and price adjustments issuable. The Company records an estimated allowance, at the time of shipment, based on the Company’s historical patterns of returns and pricing credits of sales recognized upon shipment. The credits issued to distributors or other customers were not material in the three years ended December 31, 2009, 2008 and 2007.

Revenue and costs relating to sales to distributors are deferred if the Company grants more than limited rights of returns and price credits or if it cannot reasonably estimate the level of returns and credits issuable. The Company has a distribution agreement with Avnet, Inc. to distribute the Company’s products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet revenue and costs are deferred until products are sold by Avnet to its end customers. For the years ended December 31, 2009 and 2008, 5.5% and 3.6%, respectively, of the Company’s net revenues were from products sold by Avnet. Revenue recognition depends on notification from the distributor that product has been sold to Avnet’s end customers. Avnet reports to the Company, on at least a monthly basis, the product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled monthly to the Company’s deferred revenue and cost balances. Deferred income on shipments to Avnet is included in deferred revenue. Accounts receivable from Avnet is recognized and inventory is relieved when title to inventories transfers, which typically takes place at the time of shipment, which is the point in time at which the Company has a legal enforceable right to collection under normal payment terms.

The Company also derives revenue from licensing software and providing software maintenance and support and training. Revenue from such arrangements is recorded by applying the provisions of the software revenue recognition, and accordingly, recognizes revenue when all of the revenue recognition criteria are met. Revenue from such arrangements totaled $2.8 million, $2.2 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. If the software arrangements contain support services, the value of such support services is recognized as services revenue on a straight-line basis over the term of the related support period, which is typically one year.

When a software arrangement contains multiple elements, the Company allocates total revenue from the arrangement to each of the respective elements when vendor-specified objective evidence (“VSOE”) of fair value exists for all of the undelivered elements in the arrangement. The Company establishes VSOE for each element to be the price charged when the same element is sold separately. For the maintenance and support services elements, the Company establishes VSOE by using the substantive renewal rate for such services in the software arrangement.

The Company also enters into professional service agreements with some of its customers. Professional services engagements are billed on either a fixed-fee or time-and-materials basis. For fixed-fee arrangements, professional services revenue is recognized under the proportional performance method, with the associated costs included in cost of revenue. The Company estimates the proportional performance of the arrangements based on an analysis of progress toward completion. The Company periodically evaluates the actual status of each project to ensure that the estimates to complete each contract remain accurate, and a loss is recognized when the total estimated project cost exceeds project revenue. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on progress toward completion of projects in progress. To the extent the Company is unable to estimate the proportional performance then the revenue is recognized on a completed performance basis. Revenue for time-and-materials engagements is recognized as the effort is incurred. Revenue from such service arrangements totaled $2.6 million, $3.0 million and $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred revenue

The Company records deferred revenue for customer billings and advance payments received from customers before the performance obligations have been completed and/or services have been performed. The Company also records deferred revenue, net of deferred costs for the deferred income on shipments to Avnet. Total deferred revenue was $12.6 million as of December 31, 2009 and $1.7 million as of December 31, 2008.

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

	As of December 31,
	2009	2008
	(In thousands)

Beginning balance	$154	$261
Accruals	695	144
Settlements and adjustments made	(640)	(251)

Ending balance	$209	$154

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

Advertising

The Company expenses advertising costs as incurred. Advertising costs were $396,000, $367,000 and $345,000 for the years ended December 31, 2009, 2008 and 2007 respectively.

Operating Leases

The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent paid is recorded as deferred rent in accrued expenses and other current and non-current liabilities components of the consolidated balance sheets.

Income Taxes

The Company provides for deferred income taxes under the asset and liability method. Under this method, deferred tax assets, including those related to tax loss carryforwards and credits, and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets when management cannot conclude that it is more likely than not that the net deferred tax asset will be recovered. The Company currently maintains a full valuation allowance on net deferred tax assets in the United States. The valuation allowance was determined in accordance with the provisions of income taxes which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. The Company’s expected U.S. loss, among other considerations, provides negative evidence and accordingly, a full valuation allowance was recorded against its deferred tax assets. The Company’s deferred taxes relate predominantly to its United States tax jurisdiction. The Company intends to maintain a full valuation allowance on its deferred tax assets in the United States until sufficient positive evidence exists to support reversal of the valuation allowance.

Accounting for Stock-Based Compensation

The Company applies the fair value recognition provisions of stock-based compensation, and accordingly, use the prospective transition method, which requires us to determine fair value only to awards granted, modified, repurchased or cancelled after the adoption date. The Company recognizes this expense on a straight-line basis over the options’ vesting periods. The Company estimates the grant date fair value of stock option awards using the Black-Scholes option valuation model.

For the years ended December 31, 2009, 2008 and 2007, the Company recorded stock-based compensation expense of $11.7 million, $6.1 million and $1.9 million, respectively. In future periods, stock-based compensation expense may increase as the Company issues additional stock-based awards to continue to attract and retain key employees. The Company recognizes stock-based compensation expense only for the portion of stock options that are expected to vest, based on the Company’s estimated forfeiture rate. If the actual number of future forfeitures differs from that estimated by management, the Company may be required to record adjustments to stock-based compensation expense in future periods.

The Company accounts for stock options issued to nonemployees in accordance with the provisions of the equity-based payments to non-employees. The fair value of the stock options granted to non-employees was estimated using the Black-Scholes option valuation model. This model utilizes the estimated fair value of the Company’s common stock, the contractual term of the option, the expected volatility of the price of the Company’s common stock, risk-free interest rates and the expected dividend yields of the Company’s common stock. Stock-based compensation expense related to non-employees was immaterial.

The following table presents the detail of stock-based compensation expense amounts included in the consolidated statement of operations for each of the last years presented:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cost of revenue	$373	$179	$43
Research and development	5,574	2,684	805
Sales, general and administrative	5,780	3,194	1,021

Total stock-based compensation expense	$11,727	$6,057	$1,869

The total stock-based compensation cost capitalized as part of inventory as of December 31, 2009 and 2008 was $209,000 and $168,000, respectively.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity that are not the result of transactions with stockholders. For the year ended 2009, 2008 or 2007, there are no components of comprehensive income (loss) which are excluded from the net income (loss) and, therefore, no separate statement of comprehensive income (loss) has been presented.

Foreign Currency Translation

The Company uses the United States dollar as the functional currency for most of its subsidiaries. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets and liabilities. Net revenue and expenses are remeasured at average exchange rates in effect during each period, except for those revenue, cost of sales and expenses related to the nonmonetary assets and liabilities, which are remeasured at historical exchange rates. The aggregate foreign exchange gain was $77,000 and a loss of $118,000, for the year ended December 31, 2009 and 2008, respectively, which was included in interest income and other in the consolidated statements of operations.

Recent Accounting Pronouncements

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

In August 2009, the FASB issued Update No. 2009-05 or ASU 2009-05, which amends topic ASC 820, Fair Value Measurements and Disclosures to provide additional authoritative guidance for the fair value measurement of liabilities. The guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Company implemented ASU 2009-05 in the fourth quarter of fiscal 2009. The adoption of ASU 2009-05 did not have any impact on the Company’s consolidated financial statements.

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

In May 2009, the FASB issued topic Accounting Standards Codification (ASC) 855-10 (formerly Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). ASC 855-10 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855-10 does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. ASC 855-10 is effective for interim or annual periods ending after June 15, 2009.

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

Effective January 1, 2009, the Company adopted the FASB’s updated guidance related to business combinations ASC 805 (formerly SFAS 141R, Business Combiantions). The updated guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The updated standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The updated standard also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The updated guidance had a material impact on the Company’s consolidated financial statements during the year ended December 31, 2009. In December 2009, the Company completed its acquisition of MontaVista Software, Inc. Under the updated guidance the Company expensed the transaction costs of $958,000 associated with the MontaVista acquisition, while under the prior accounting standards such costs would have been capitalized. Therefore, the adoption of the updated guidance related to business combinations has had and likely will continue to have a material impact on the Company’s future consolidated financial statements.

In April 2009, the FASB issued updated guidance related to business combinations to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. This updated guidance is effective for assets or liabilities arising from contingencies in business combinations completed by the Company on or after January 1, 2009. Adoption of this guidance did not have any impact on the Company’s financial statements.

2.	Net Income (Loss) Per Common Share

The Company calculates basic net income (loss) per common share by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period (excluding shares subject to repurchase). Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common and potentially dilutive common equivalent shares outstanding during the reporting period. Potentially dilutive securities are composed of incremental common shares issuable upon the exercise of stock options and restricted stock units.

The following table sets forth the computation of net income (loss) per share:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net income (loss)	$(21,394)	$1,507	$2,190

Weighted average common shares outstanding — basic	41,435	40,385	29,006
Dilutive effect of employee stock plans	—	2,181	3,426

Weighted average common shares outstanding — diluted	41,435	42,566	32,432

Basic net income (loss) per share	(0.52)	0.04	0.08

Diluted net income (loss) per share	(0.52)	0.04	0.07

The following weighted average outstanding options and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Options to purchase common stock and restricted stock units	8,412	643	701

3.	Fair Value

At December 31, 2009 and 2008, all of the Company’s investments were classified as cash equivalents and is comprised of highly liquid investment in a money market fund. In accordance with the guidance provided under fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund as Level 1 input (Level 1 inputs are quoted prices in active markets for identical assets or liabilities), which approximated $49.1 million and $63.6 million as of December 31, 2009 and 2008, respectively.

4.	Balance Sheet Components

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value) and are comprised of the following:

	As of December 31,
	2009	2008
	(In thousands)

Work-in-process	$14,492	$14,411
Finished goods	3,473	2,870

	$17,965	$17,281

Property and equipment, net, consist of the following:

	As of	As of
	December 31,	December 31,
	2009	2008
	(In thousands)

Mask costs and test equipment	$11,791	$11,016
Software, computer and other equipment	19,352	15,402
Furniture, office equipment and leasehold improvements	466	121

	31,609	26,539
Less: accumulated depreciation and amortization	(16,637)	(15,424)

	$14,972	$11,115

Depreciation and amortization expense was $7.7 million, $8.7 million and $4.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company leases certain design tools under time-based capital lease arrangements which are included in property and equipment, and they were $11.2 million and $8.9 million at December 31, 2009 and 2008, respectively. Amortization expense related to assets recorded under capital leasing agreements was $3.0 million, $2.8 million and $1.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2009	2008
	(In thousands)

Accrued compensation and related benefits	$3,577	$1,191
Acquisition related payables	2,268	4,489
Restructuring related payables	623	389
Accrued warranty	209	154
Professional fees	688	835
Income tax payable	567	54
Other	512	585

	$8,444	$7,697

Other non-current liabilities consist of the following:

	As of December 31,
	2009	2008
	(In thousands)

Accrued rent	$884	$187
Acquisition related payables	—	220
Restructuring related payables	1,036	464
Income tax payable	649	291

	$2,569	$1,162

5.	Business Combinations

Parallogic Corporation

On May 20, 2008, the Company acquired certain assets of Parallogic, a privately held company. The aggregate purchase price consisted of cash consideration of approximately $1.3 million, including direct acquisition costs of approximately $61,000. The Company paid $826,000 in cash at the time of close of the acquisition. The remaining two subsequent payments of $220,000 each were due at the completion of certain milestones or the 18 th and 36 th month anniversaries of the acquisition date, whichever comes first. In 2009, the Company paid two installments of $220,000 each due to Parallogic’s achievement of the milestones as defined in the merger agreement.

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

Amount

Net tangible assets	$—
Identifiable intangible assets:
Customer relationships	76
Developed technology	374
Goodwill	816

Total purchase price	$1,266

The fair value assigned to developed technology and customer relationships were based upon future discounted cash flows related to the assets’ projected income streams using a discount rate of 20% and 15% respectively. Factors considered in estimating the discounted cash flows to be derived from developed technology and customer relationships include risk related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span. The Company is amortizing the purchased intangible assets to cost of revenue on a straight-line basis over theirs estimated useful life of one to five years.

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

Star Semiconductor Corporation

On August 1, 2008, the Company acquired substantially all of the intangible assets and inventory and certain other tangible assets of Star, a Taiwan-based design house in Hsinchu that builds highly integrated ARM-based system-on-a-chip, or SOC, processors for the broadband, connected home and small office/home office market segments. The Company paid approximately $9.6 million in cash, including acquisition related expenses of approximately $808,000. Included in the purchase price was $1.0 million that was placed in escrow for 60 days after the close in order to indemnify the Company for certain matters, including breaches of representations and warranties and covenants made by Star. Subsequent to 60 days after the close of the acquisition, the escrow was closed. The acquisition will provide the Company with a highly experienced stand-alone SOC processor team based in Taiwan. The results of operations from Star have been included in the Company’s consolidated statements of operations only since the date of acquisition.

The acquisition was accounted for using the purchase method of accounting, and, accordingly, the total estimated purchase price was allocated to the tangible and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The recorded goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. All of the $3.3 million allocated to goodwill is expected to be deductible for state income tax purposes but not for federal purposes. While the Company has accrued all acquisition costs that it is aware of, any adjustments to these costs will be adjusted to goodwill. The purchase price was finalized in the third quarter of 2009. The total purchase price was as follows:

Amount
(In thousands)

Total purchase price of the acquisition of Star is as follows:
Cash consideration	$8,790
Acquisition related expenses(1)	808

Total purchase price	$9,598

(1)	Acquisition related expenses include legal and accounting fees and other external costs directly related to the acquisition.

The purchase price allocation was as follows (in thousands):

As Adjusted

Net tangible assets	$973
Identifiable intangible assets	5,295
Goodwill	3,330

Total purchase price	$9,598

The following table represents details of the purchased intangible assets as part of the acquisition (in thousands):

	Estimated
	Useful life
Intangible Assets	(in Years)	Amount

Existing technology — product	4.0	$3,849
Core technology — product	4.0	467
Existing technology — license	0.2	507
Customer contracts and relationships	7.0	307
Trade name	2.0	82
Order backlog	0.2	83

Total		$5,295

The fair value of the existing technology — product, existing technology-license and the customer contracts and relationships was determined based on an income approach using the discounted cash flow method. The discount rate of 18.0% used to value the existing technology — product and discount rate of 20.0% used to value the customer contracts and relationships was estimated using a discount rate based on implied rate of return of the transaction, adjusted for the specific risk profile of each asset. The discount rate of 4.5% used to value the existing technology-license was based on a short-term risk free interest rate. The remaining useful life was estimated based on historical product development cycles, the projected rate of technology attrition, and the patterns of projected economic benefit of the assets.

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

The acquisition was accounted for using the purchase method of accounting, and accordingly, the total estimated purchase price was allocated to the tangible and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The recorded goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. None of the $8.9 million allocated to goodwill is deductible for federal or state income tax purposes. While the Company has accrued all acquisition costs that it is aware of, any adjustments to these costs will be adjusted to goodwill. The purchase price allocation was finalized in the fourth quarter of 2009. The total purchase price was as follows:

Amount
(In thousands)

Total purchase price of the acquisition of W&W is as follows:
Cash consideration(1)	$3,891
Value of common stock issued	3,098
Acquisition related expenses(2)	1,262

Total purchase price	$8,251

(1)	Of the total cash consideration of $3.9 million, $0.1 million was paid in fiscal 2008 and $3.8 million was paid in fiscal 2009.

(2)	Acquisition related expenses of $1.3 million include legal and accounting fees and other external costs directly related to the acquisition, of which $0.5 million was paid in fiscal 2008 and the remaining $0.8 million was paid in fiscal 2009.

The purchase price allocation was as follows (in thousands):

As Adjusted

Cash and cash equivalents	$283
Inventories	829
Other assets	224
Goodwill	8,887
In-process research and development	1,319
Other intangibles	10,114
Accounts payable	(1,357)
Accrued expenses	(2,438)
Accrued restructuring	(750)
Notes payable	(8,860)

Total purchase price	$8,251

The fair value of intangible assets of $10.1 million has been allocated to the following identifiable intangible asset categories:

	Estimated
	Useful Life
Intangible Assets	(in Years)	Amount
		(In thousands)

Existing technology	1-5	$7,768
Core technology	5.0	1,306
Customer contracts and relationships	6.0	583
Order backlog	0.6	457

Total		$10,114

Of the $11.4 million of acquired intangible assets, $1.3 million was assigned to in-process research and development or IPR&D. The acquired IPR&D was expensed immediately as it relates to the acquisition of an in-process technology project which had not reached technological feasibility at the time of acquisition, and had no future alternative use. The fair value of the IPR&D was determined based on an income approach using the discounted cash flow method. A discount rate of 24% used to value the project was based on the implied rate of return of the transaction, adjusted to reflect additional risks inherent in the acquired project. The Company expects to benefit from the IPR&D project beginning in 2010.

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

MontaVista Software, Inc.

On December 14, 2009, the Company completed the acquisition of MontaVista. Pursuant to the merger agreement, the Company paid approximately $10.9 million in cash and issued 1,592,193 common shares of the Company valued at approximately $34.3 million based on the Company’s December 14, 2009 closing stock price per share. Included in the purchase price was approximately $1.1 million in cash and 160,000 shares of the Company’s common stock that were placed in escrow for a limited period after closing in order to indemnify the Company for certain matters, including breaches of representations and warranties and covenants made by MontaVista in the merger agreement. In addition per the merger agreement, the Company paid approximately $6.0 million, consisting of a mix of shares of the Company’s common stock and cash to certain individuals in connection with the termination of MontaVista’s 2006 Retention Compensation Plan.

The Company accounted for this business combination by applying the acquisition method, and accordingly, the estimated purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase price over the net tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill. The final purchase price allocation may differ based upon the final purchase price. The purchase price allocation will be finalized in 2010. The total purchase price was as follows:

Amount
(In thousands)

Cash consideration(1)	$10,948
Value of Cavium’s common stock issued	34,296

Total purchase price	$45,244

(1)	As of December 31, 2009, of the total cash consideration of $10.9 million, $8.6 million was paid and the remaining $2.3 million was not paid and was recorded as acquisition related liabilities in accrued expenses and other current liabilities. This amount is expected to be paid in 2010.

The preliminary purchase price allocation was as follows (in thousands):

Amount

Cash and cash equivalents	$1,207
Accounts receivable	1,185
Prepaid expenses and other assets	1,299
Property and equipment	729
Goodwill	43,574
Identifiable intangibles	14,909
Accounts payable and accrued liabilities	(10,490)
Deferred revenue	(7,169)

Total purchase price	$45,244

	Estimated
	Useful Life
Intangible Assets	(in Years)	Amount
		(In thousands)

Existing technology	5.0	$1,295
Subscriber base	7.0	10,485
Customer contracts and relationships	6.0	2,215
Tradename/Trademarks	5.0	914

Total		$14,909

The fair value of the subscriber base as well as the customer contracts and related relationships were determined based on an income approach using the discounted cash flow method. A discount rate of 12.0% was used to value the subscriber base as well as the customer contracts and related relationships. In each case, the discount rate was estimated using a discount rate based on the implied rate of return of the transaction, adjusted for the specific risk profile of each asset. The remaining useful life of the subscriber base as well as the customer contracts and related relationships were estimated based on projected customer attrition and new customer acquisition, and the pattern of projected economic benefit of the asset.

The fair values of the existing technology and the trade name / trademarks were determined using a variation of the income approach known as the profit allocation method. To estimate the fair value of the existing technology an estimated savings in profit was determined using a 3.0% profit allocation rate and a 12.0% discount rate. The remaining useful life for the existing technology was based on historical product development cycles, the projected rate of technology attrition, and the pattern of projected economic benefit of the asset. To estimate the fair value of the trade name / trademarks an estimated savings in profit was determined using a 1.0% profit allocation rate and a 14.0% discount rate. The remaining useful life for the trade name / trademarks was determined based on the future economic benefit expected to be received from the asset. In each case, the discount rate was estimated using a discount rate based on the implied rate of return of the transaction, adjusted for the specific risk profile of each asset.

Of the total purchase price, $43.6 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed and goodwill is not deductible for tax purposes. The acquisition of MontaVista is intended to complement Company’s broad portfolio of multi-core processors to deliver integrated and optimized embedded solutions to the market. These new opportunities, among other factors were the reasons for the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. In the event that the Company determines that the value of goodwill has become impaired, the Company will record an accounting charge for the amount of impairment during the fiscal quarter in which such determination is made.

Pro forma financial information

The unaudited financial information in the table below summarizes the combined results of operations of the Company, Star, W&W and MontaVista, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented includes the purchase accounting adjustments on historical Star and W&W inventory, adjustments to depreciation on acquired property and equipment, amortization charges from acquired intangible assets and related tax effects.

The unaudited pro forma financial information for the year ended December 31, 2009 combines the historical results of the Company and MontaVista subsequent to December 14, 2009 (the acquisition date), and the historical results for MontaVista from January 1, 2009 to December 14, 2009. In 2009, approximately $935,000 of revenue resulted from MontaVista subsequent to the acquisition date. The unaudited pro forma financial information for the year ended December 31, 2008 combines the results for the Company for the year ended December 31, 2008, which include the results of Star subsequent to August 1, 2008 (the acquisition date) and W&W subsequent to December 23, 2008 (the acquisition date), and the historical results for Star for the seven months ended July 31, 2008, W&W from January 1, 2008 to December 23, 2008 and MontaVista for the year ended December 31, 2008. The following table summarizes the pro forma financial information (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008

Net revenue	$128,442	$124,862
Net loss	$(36,998)	$(20,720)
Net loss per common share, basic	$(0.86)	$(0.49)
Net loss per common share, diluted	$(0.86)	$(0.49)

6.	Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of goodwill:

	As of December 31,
	2009	2008
	(In thousands)

Balance at beginning of the year	$12,925	$—
Additions	43,574	12,925
Adjustments	108	—

Balance at the end of the year	$56,607	$12,925

During 2009, the addition of $43.6 million was related to the acquisition completed in 2009 and the adjustments of $108,000 was related to prior acquisitions completed in 2008. During 2008, the addition of $12.9 million was related to the acquisitions completed in 2008. (See Note 5)

Intangible assets, net consisted of the following:

	As of December 31,
	2009	2008
	(In thousands)

Existing and core technology — product	$27,750	$17,614
Technology license	10,196	9,536
Customer contracts and relationships	3,181	966
Trade name	996	82
Order backlog	540	540

	42,663	28,738
Less: accumulated amortization
Existing and core technology — product	(8,027)	(4,398)
Technology license	(8,389)	(6,787)
Customer contracts and relationships	(253)	(65)
Trade name	(66)	(17)
Order backlog	(540)	(513)

	$25,388	$16,958

Amortization expenses were $7.1 million, $3.3 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. In the year ended December 31, 2009, the Company recorded amortization expense of approximately $1.3 million related to the reduction of the estimated remaining useful life of one of the intangible assets acquired in the acquisition of W&W. The weighted-average remaining estimated lives for intangible assets are approximately 4.1 years for existing and core technology-product and 1.9 years for technology license. The weighted average remaining estimated life of intangible assets in total is approximately 2.9 years. Future amortization expenses are estimated to be $6.3 million for 2010, $5.2 million for 2011, $4.5 million for 2012, $3.7 million for 2013 and $5.7 million thereafter.

7.	Restructuring Accrual

In connection with the acquisition of W&W, the Company recorded restructuring liabilities of approximately $880,000. In the third quarter of 2009, the Company made certain changes in estimates of approximately $190,000 to its restructuring accrual as a result of completion of a sub-lease agreement. The liabilities are related to an operating lease commitment for one W&W facility, which the Company no longer occupies. The Company expects the W&W obligation to be settled by the end of January 2011 with payments of approximately, $442,000 in 2010 and $37,000 in 2011. The Company expects sub-lease income of approximately $158,000 in 2010.

The Company assumed a facility related restructuring liability fair valued at approximately $1.3 million from MontaVista. The lease restructuring was initiated by MontaVista before the contemplation of the acquisition by the Company and was related to the operating lease facility for the portion that MontaVista no longer occupies. This liability assumed is reflected as an addition to the Company’s Excess Facility Related Cost in the table below. The Company expects the MontaVista obligation to be settled by the end of January 2013 with payments of approximately, $434,000 each in 2010, 2011 and 2012, respectively, and $36,000 in 2013. Of the $1.7 million net balance as of December 31, 2009, $623,000 was recorded as restructuring related payables in accrued expenses and other current liabilities and the remaining $1.0 million was recorded in other non-current liabilities.

In connection with a workforce reduction action in the three months ended June 30, 2009, the Company incurred approximately $316,000 in expenses primarily related to severance and related costs. These charges were recorded as operating expenses and the Company fully paid the amount by the end of June, 2009.

A summary of the accrued restructuring liabilities, net of related activities, as of December 31, 2009 is as follows (in thousands):

	Severance
	and Other	Excess Facility
	Benefits	Related Costs	Total

Accrued restructuring — January 1, 2009	$—	$853	$853
Additions	316	1,364	1,680
Cash payments and other non-cash adjustments	(316)	(558)	(874)

Accrued restructuring, net — December 31, 2009	$—	$1,659	$1,659
Less: current portion	—	623	623

Long-term portion	$—	$1,036	$1,036

8.	Stockholders’ Equity

Common and Preferred Stock

As of December 31, 2009, the Company is authorized to issue 200,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. The Company has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2009 and 2008, no shares of preferred stock were outstanding.

2007 Stock Incentive Plan

Upon completion of its IPO in May 2007, the Company adopted the 2007 Stock Incentive Plan, the 2007 Plan, which reserved 5,000,000 shares of the Company’s common stock. The number of shares of the common stock reserved for issuance will automatically increase on January 1st, from January 1, 2008 through January 1, 2017, by the lesser of (i) 5% of the total number of shares of the common stock outstanding on the applicable January 1st date or (ii) 5,000,000 shares. The board of directors may also act, prior to the first day of any fiscal year, to increase the number of shares as the board of directors shall determine, which number shall be less than each of (i) and (ii). The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2007 Plan is equal to 10,000,000 shares. As of December 31, 2009, there were 3,023,692 shares reserved for issuance under the 2007 Plan. The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively, “stock awards”), and performance cash awards, all of which may be granted to employees (including officers), directors, and consultants or affiliates. Awards granted under the 2007 Plan vest at the rate specified by the plan administrator, typically with 1/8th of the shares vesting six months after the date of grant and 1/48th of the shares vesting monthly thereafter over the next three and one half years. The term of awards expires seven to ten years from the date of grant. As of December 31, 2009, 6,424,374 shares have been granted under the 2007 Plan.

2001 Stock Incentive Plan

As of December 31, 2009, the Company’s 2001 Stock Incentive Plan, the 2001 Plan, reserved 449,808 shares of the Company’s common stock for issuance to employees, officers, consultants and advisors of the Company. Options granted under the 2001 Plan were either incentive stock options or non-statutory stock options as determined by the Company’s board of directors. Options granted under the 2001 Plan vest at the rate specified by the plan administrator, typically with 1/8th of the shares vesting six months after the date of grant and 1/48th of the shares vesting monthly thereafter over the next three and one half years to four and one half years. The term of option expires ten years from the date of grant. No shares were granted under the 2001 Plan in 2009.

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

Detail related to activity of all unvested shares of common stock is as follows:

		Weighted-Average
	Number of Unvested	Exercise/Purchase
	Shares Outstanding	Price

Balance as of December 31, 2006	872,210	$1.63
Issued	80,397	5.64
Vested	(501,360)	1.59
Repurchased	(14,585)	0.71

Balance as of December 31, 2007	436,662	$2.45
Issued	—	0.00
Vested	(286,303)	1.94
Repurchased	(4,795)	0.84

Balance as of December 31, 2008	145,564	$3.50
Issued	—	—
Vested	(101,391)	3.00
Repurchased	(2,502)	5.99

Balance as of December 31, 2009	41,671	$4.59

Detail related to stock option activity is as follows:

	Number of Shares	Weighted Average
	Outstanding	Exercise Price

Balance as of December 31, 2006	4,221,404	$2.05
Options granted	546,575	15.31
Options exercised	(742,212)	1.97
Options cancelled and forfeited	(105,766)	3.93

Balance as of December 31, 2007	3,920,001	$3.86
Options granted	2,124,475	16.32
Options exercised	(516,759)	1.58
Options cancelled and forfeited	(130,263)	12.15

Balance as of December 31, 2008	5,397,454	$8.78
Options granted	3,032,486	11.39
Options exercised	(523,932)	4.65
Options cancelled and forfeited	(336,911)	14.93

Balance as of December 31, 2009	7,569,097	$9.84

The aggregate intrinsic value for options exercised during the year ended December 31, 2009 and 2008 were $9.9 million and $10.5 million, respectively, representing the difference between the closing price of the Company’s common stock at the date of exercise and the exercise price paid.

The following table summarizes information about stock options outstanding as of December 31, 2009:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number of	Exercise	Aggregrate
Exercise Prices	of Shares	Term	Price	Shares	Price	Intrinsic Value

$0.20-1.02	973,255	5.36	$0.87	973,255	$0.87
1.50-1.50	47,344	5.97	1.50	47,344	1.50
3.04-3.04	1,297,733	6.20	3.04	1,045,262	3.04
3.74-8.52	898,960	6.39	7.76	487,011	7.49
10.32-10.32	1,888,851	5.71	10.32	363,910	10.32
12.56-14.42	169,869	6.05	13.79	40,539	13.83
14.80-14.80	1,209,733	5.19	14.80	501,062	14.80
16.32-31.54	1,083,352	5.12	21.11	309,926	22.31

0.20-31.54	7,569,097	5.67	$9.84	3,768,309	$7.00	$106,570,000

Exercisable	3,768,309	5.67	$7.00			$63,798,000

Vested and expected to vest	7,380,831	5.67	$9.75			$104,569,000

The aggregate intrinsic value for options outstanding at December 31, 2009 was $106.6 million representing the difference between the weighted average exercise price and $23.83, the closing price of the Company’s common stock on December 31, 2009, as reported on The NASDAQ Global Market, for all in the money options outstanding.

The fair value of each employee option grant for the years ended December 31, 2009, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

	For the Year Ended December 31,
	2009	2008	2007

Risk-free interest rate	1.52% - 2.19%	1.31% - 3.32%	3.29% - 4.72%
Expected life	4-5 years	4-5 years	4-6 years
Dividend yield	0%	0%	0%
Volatility	58% to 64%	55% to 63%	55% to 56%

The Company determined that it was not practical to calculate the historical volatility of its share price since the Company’s securities were not publicly traded prior to May 2007 and before which there was no readily determinable market value for its stock; Further, the Company is a high-growth technology company whose future operating results are not comparable to its prior operating results. Therefore, the Company estimated its expected volatility based on reported market value data for a group of publicly traded companies, which it selected from certain market indices, that the Company believed was relatively comparable after consideration of their size, stage of life cycle, profitability, growth, and risk and return on investment. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. For the year ended December 31, 2009, the Company used the simplified method of determining the expected term as permitted by the provisions of stock-based compensation

The estimated weighted-average grant date fair value of options granted during the twelve months ended December 31, 2009 and 2008 were $5.77 and $7.87, respectively. There was $22.3 million and $16.6 million of unrecognized compensation cost as of December 31, 2009 and 2008, respectively. The unrecognized compensation cost at December 31, 2009 and 2008 is expected to be recognized over a weighted average period of 2.69 years and 2.67 years, respectively.

Restricted Stock Unit Awards

The company began issuing restricted stock units, or RSUs, in the fourth quarter of 2007. Shares are issued on the date the restricted stock units vest, and the fair value of the underlying stock on the dates of grant is recognized as stock-based compensation over a three or four-year vesting period. Below is the information as of December 31, 2009:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share

Balance as of December 31, 2006	—	$—
Granted	12,500	31.54
Issued and released	(500)	31.54
Cancelled and forfeited	—	—

Balance as of December 31, 2007	12,000	$31.54
Granted	300,820	16.82
Issued and released	(25,125)	20.07
Cancelled and forfeited	(6,762)	16.54

Balance as of December 31, 2008	280,933	$17.16
Granted	768,893	16.48
Issued and released	(175,902)	13.10
Cancelled and forfeited	(31,388)	14.25

Balance as of December 31, 2009	842,536	$17.49

Expected to vest as of December 31, 2009	779,425	$17.49

The total intrinsic value of the RSUs issued as of December 31, 2009 was $20.1 million, representing the closing price of the Company’s stock on December 31, 2009, multiplied by the number of non-vested RSUs expected to vest as of December 31, 2009.

For RSUs, stock-based compensation is calculated based on the market price of the Company’s common stock on the date of the grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recognized on a straight-line basis, over the vesting period.

As of December 31, 2009 and 2008, there was $13.1 million and $4.1 million of unrecognized compensation cost related to restricted stock units granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost at December 31, 2009 and 2008 is expected to be recognized over a weighted average period of 3.3 years and 3.3 years, respectively.

9.	Income Taxes

The Company recorded income tax expense of $249,000, $930,000 and $142,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The provision for the year ended December 31, 2009 primarily consists of international and state income taxes. The provision for the years ended December 31, 2008 and 2007 was primarily due to the federal alternative minimum tax on profits in the Company’s United States profits adjusted by certain non-deductible items, international taxes and state income taxes.

The domestic and foreign components of income (loss) before income tax expense were as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Domestic	$(8,978)	$14,131	$11,037
Foreign	(12,167)	(11,694)	(8,705)

	$(21,145)	$2,437	$2,332

Income tax expense consists of the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Domestic	$(47)	$865	$97
Foreign	296	65	45

	$249	$930	$142

The Company’s effective tax rate differs from the United States federal statutory rate as follows:

	Year Ended December 31,
	2009	2008	2007

Income tax at statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	(0.4)	1.6	1.1
Non-deductible in-process research and development	—	18.4	—
Non-deductible stock compensation costs	(2.2)	10.4	—
Alternative minimum tax	—	33.0	2.5
Change in valuation allowance	(10.5)	(228.6)	(160.4)
Foreign net operating losses not benefited	(21.7)	166.0	129.0
Other	(0.4)	3.4	(0.1)

Total	(1.2)%	38.2%	6.1%

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities are as follows:

	As of December 31,
	2009	2008
	(In thousands)

Deferred tax assets:
Tax credits	$14,020	$4,481
Net operating loss carryforwards	22,428	6,340
Capitalized research and development	36	85
Depreciation and amortization	3,179	3,610
Stock compensation	4,789	2,372
Other	2,867	1,485

Gross deferred tax assets	47,319	18,373
Less: valuation allowance	(39,601)	(14,430)

Net deferred tax assets	7,718	3,943
Deferred tax liabilities:
Other	(7,474)	(3,943)

Net deferred tax assets	$244	$—

As of December 31, 2009, the Company had total net operating loss carryforwards for federal and state income tax purposes of $88.9 million and $115.2 million, respectively. If not utilized, these net federal and state operating loss carryforwards will expire beginning in 2020 and 2015, respectively. The federal net operating loss carryforwards of $88.9 million are comprised of stock option deductions of $30.9 million, which will be credited to equity when realized. The state net operating loss carryforwards of $115.2 million are comprised of stock option deductions of $31.7 million, which will be credited to equity when realized.

The Company is tracking the portion of its deferred tax assets attributable to stock option benefits in a separate memo account pursuant to the accounting guidance for stock-based compensation. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to the guidance under stock-based compensation, the stock option benefits of approximately $11.8 million will only be recorded to equity when they reduce cash taxes payable.

The Company also had federal and other state research and development tax credit carryforwards of approximately $8.4 million and $9.1 million, respectively. The federal and other state tax credit carryforwards will expire commencing 2022 and 2019, respectively, except for the California research tax credits which carry forward indefinitely. The Company also has federal alternative minimum tax credits of approximately $0.7 million, which have no expiration date. The Company currently maintains a full valuation allowance on its deferred tax assets in the United States.

The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. The valuation allowance is determined in accordance with the provisions of income taxes which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. The expected U.S. loss, among other considerations, provides negative evidence, and accordingly, a full valuation allowance was recorded against its deferred tax assets. The Company intends to maintain a full valuation allowance on its deferred tax assets in the United States until sufficient positive evidence exists to support reversal of the valuation allowance. During 2008 and 2009, the Company maintained a full valuation allowance on its deferred tax assets in the United States. At December 31, 2009, 2008 and 2007 the valuation allowance against the Company’s deferred tax assets was $39.6 million, $14.4 million and $13.1 million, respectively.

The Company has reviewed whether the utilization of its net operating losses and research credits are subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Utilization of these carryforwards are restricted and result in some amount of these carryforwards expiring prior to benefiting the Company.

Undistributed earnings of our foreign subsidiary of approximately $0.3 million and $0.3 million at December 31, 2009 and 2008, respectively, are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

The following table summarizes the activity related to the unrecognized tax benefits:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Balance at beginning of the year	$4,033	$3,574	$3,264
Gross increases related to prior years tax positions	117	147	40
Gross increases related to current years tax positions	699	312	270

Balance at the end of the year	$4,849	$4,033	$3,574

Included in the unrecognized tax benefits of $4.9 million at December 31, 2009 was $0.6 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company also accrued potential penalties and interest of $29,000, $19,000 and $9,600 related to these unrecognized tax benefits in 2009, 2008 and 2007, respectively. Of the $4.9 million at December 31, 2009, approximately $2.7 million is related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The Company in the future may expand its international operations and staff to better support its expansion into international markets. The Company’s foreign subsidiaries have acquired certain rights to sell the existing intellectual property and intellectual property that will be developed or licensed in the future. The existing rights were transferred for an initial payment. As a result of these changes and an expanding customer base in Asia, the Company expects that an increasing percentage of its consolidated pre-tax income will be derived from, and reinvested in, its Asian operations. The Company anticipates that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and as a consequence, the Company’s effective income tax rate is expected to be lower than the United States federal statutory rate.

The Company’s major tax jurisdictions are the United States federal government, the state of California and Singapore. The Company files income tax returns in the United States federal jurisdiction, the state of California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The United States federal corporation income tax returns beginning with the 2000 tax year remain subject to examination by the Internal Revenue Service, or IRS. The California corporation income tax returns beginning with the 2000 tax year remain subject to examination by the California Franchise Tax Board. There are no on-going tax audits in the major tax jurisdictions.

10.	Retirement Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company matches 50% of the employees’ contribution up to $2,000 per employee. Company contributions to the plan may be made at the discretion of the board of directors. For the years ended December 31, 2009, 2008 and 2007 the Company’s defined contribution expense was $37,000, $266,000 and none, respectively.

11.	Segment Information

In accordance with the guidance provided under segment reporting, operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is organized as, and operates in, one reportable segment. As of December 31, 2009, the Company’s reportable segments have not changed as a result of the MontaVista acquisition which was closed on December 14, 2009. The chief operating decision-maker is the Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by customer and geographic region, for purposes of evaluating financial performance and allocating resources. The Company and its Chief Executive Officer evaluate performance based primarily on revenue to the customers and in the geographic locations in which the Company operates. Revenue is attributed by geographic location based on the bill-to location of customer. The Company’s long-lived assets are primarily located in the United States of America and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end users. Sales by geography for the periods indicated were as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

United States	$40,623	$44,787	$32,748
Hong Kong	18,231	3,643	500
Taiwan	15,224	11,533	10,500
Japan	10,802	11,559	2,732
China	5,958	6,206	3,367
Other countries	10,376	8,881	4,356

Total	$101,214	$86,609	$54,203

12.	Commitments and Contingencies

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

Minimum commitments under non-cancelable capital and operating lease agreements, excluding those leases included in the accrued restructuring liability (See Note 7) as of December 31, 2009 were as follows:

	Capital Lease
	and Technology
	License	Operating
	Obligations	Leases	Total
	(In thousands)

2010	$3,544	$2,846	$6,390
2011	3,441	2,126	5,567
2012	2,501	1,386	3,887
2013	—	310	310
thereafter	—	—	—

	$9,486	$6,668	$16,154
Less: Interest component	(474)

Present value of minimum lease payment	9,012
Less: current portion	(3,271)

Long-term portion of obligations	$5,741

Rent expense incurred under operating leases was $2.2 million, $1.6 million and $997,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The capital lease and technology license obligations include future cash payments payable primarily for license agreements with outside vendors. The significant obligations which have outstanding payments as of December 31, 2009 relates to a license agreement, which was entered into in October 2009 was for certain design tools totaling $9.5 million, with 12 installment payments. The term of the license is three years which will expire in October 2012. The present value of the installment payments has been capitalized and is amortized over three years, and included within capital lease and technology license obligations on consolidated balance sheets. As of December 31, 2009, $713,000 of the total $9.5 million due under the license agreement was paid.

Schedule II — Valuation and Qualifying Accounts and Reserves

	Balance at					Balance at
	Beginning					End of
Description	of Period	Additions		Deductions		Period
	(In thousands)

Year ended December 31, 2009
Allowance for doubtful accounts	$34	$—		$(10)		$24
Allowance for customer returns	169	1,291		(1,117)		343
Income tax valuation allowance	14,430	25,171		—		39,601
Year ended December 31, 2008
Allowance for doubtful accounts	$38	$—		$(4)		$34
Allowance for customer returns	139	695	(1)	(665	)(1)	169
Income tax valuation allowance	13,136	1,294		—		14,430
Year ended December 31, 2007
Allowance for doubtful accounts	$68	$—		$(30)		$38
Allowance for customer returns	34	434		(329)		139
Income tax valuation allowance	19,078	—		(5,942)		13,136

(1)	Certain reclassifications have been made to 2008 amounts to conform to 2009 presentation.

All other schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements of the registrant or related notes thereto.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Cavium Networks, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Cavium (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended). Cavium’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Cavium’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Cavium; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Cavium are being made only in accordance with authorizations of management and directors of Cavium; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Cavium’s assets that could have a material effect on the financial statements.

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

Cavium’s management assessed the effectiveness of Cavium’s internal control over financial reporting as of December 31, 2009, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by Cavium’s management, we determined that Cavium’s internal control over financial reporting was effective as of December 31, 2009. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2010 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

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

The information required by this item is included in our proxy statement for our 2010 annual meeting of stockholders under the sections entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item relating to security ownership of certain beneficial owners and management is included in our proxy statement for our 2010 annual meeting of stockholders under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The information required by this item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the proxy statement for our 2010 annual meeting of stockholders under the section entitled “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included in our proxy statement for our 2010 annual meeting of stockholders under the sections entitled “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the information included in our proxy statement for our 2010 annual meeting of stockholders under the section entitled “Proposal 2 — Ratification of Selection of Auditors.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Index to Consolidated Financial Statements

a. The following documents are filed as part of this report:

1.	Financial Statements:	47
	See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
2.	Financial Statement Schedule:	78
	Schedule II — Valuation and Qualifying Accounts and Reserve
3.	Exhibits:	83
	The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2010.

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

Signature	Title	Date

/s/ Syed Ali Syed Ali	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2010

/s/ Arthur Chadwick Arthur Chadwick	Chief Financial Officer, Vice President of Finance and Administration and Secretary (Principal Financial and Accounting Officer)	March 1, 2010

/s/ Kris Chellam Kris Chellam	Director	March 1, 2010

/s/ Sanjay Mehrotra Sanjay Mehrotra	Director	March 1, 2010

/s/ Anthony Pantuso Anthony Pantuso	Director	March 1, 2010

/s/ C.N. Reddy C.N. Reddy	Director	March 1, 2010

/s/ Anthony Thornley Anthony Thornley	Director	March 1, 2010

EXHIBIT INDEX

			Incorporated by Reference
Exhibit			Schedule/	File		Filing
Number		Description	Form	Number	Exhibit	Date

2.1		Agreement and Plan of Merger and Reorganization by and between the Registrant, MV Acquisition Corporation, Mantra, LLC, and MontaVista Software, Inc., dated November 6, 2009.	8-K	001-33435	2.1	11/10/2009
2.2		Amendment No. 1 to Agreement and Plan of Merger and Reorganization by and between the Registrant, MV Acquisition Corporation, Mantra, LLC, and MontaVista Software, Inc., dated December 14, 2009.	8-K	001-33435	10.1	12/18/2009
3.1		Amended and Restated Certificate of Incorporation of the Registrant	10-K	001-33435	3.1	3/2/2009
3.2		Amended and Restated Bylaws of the Registrant	S-1/A	333-140660	3.5	4/13/2007
4.1		Reference is made to exhibits 3.1 and 3.2
4.2		Form of the Registrant’s Common Stock Certificate	S-1/A	333-140660	4.2	4/24/2007
4.3		Third Amended and Restated Investors’ Rights Agreement, dated December 8, 2004, as amended on October 25, 2005 and August 9, 2006, by and among the Registrant and certain of its security holders	S-1	333-140660	4.3	2/13/2007
4.4		Registration Rights Agreement by and between the Registrant and certain stockholders of MontaVista Software, Inc., dated December 14, 2009.	8-K	001-33435	4.1	12/18/2009
10.1		Form of Indemnity Agreement entered into between the Registrant and its directors and officers	S-1	333-140660	10.1	2/13/2007
10	.2†	2001 Stock Incentive Plan and forms of agreements thereunder	S-1	333-140660	10.2	2/13/2007
10	.3†	2007 Equity Incentive Plan	10-K	001-33435	3.1	3/2/2009
10	.4†	Form of Option Agreement under 2007 Equity Incentive Plan	10-Q	001-33435	10.24	5/2/2008
10	.5†	Form of Option Grant Notice and Form of Exercise Notice under 2007 Equity Incentive Plan	S-1	333-140660	10.4	2/13/2007
10	.6†	Form of Restricted Stock Unit Award under 2007 Equity Incentive Plan	10-Q	333-33435	10.25	8/8/2008
10	.7†	Restricted Stock Unit Retention Plan	10-K	001-33435	10.7	3/2/2009
10	.8†	Executive Employment Agreement, dated January 2, 2001, between the Registrant and Syed Ali	S-1	333-140660	10.5	2/13/2007
10	.9†	Amendment to Executive Employment Agreement, dated December 24, 2008, between the Registrant and Syed Ali	10-K	001-33435	10.9	3/2/2009
10	.10†	Employment Offer Letter, dated December 27, 2004, between the Registrant and Arthur Chadwick	S-1	333-140660	10.6	2/13/2007

			Incorporated by Reference
Exhibit			Schedule/	File		Filing
Number		Description	Form	Number	Exhibit	Date

10	.11†	Employment Offer Letter, dated January 22, 2001, between the Registrant and Anil K. Jain	S-1	333-140660	10.7	2/13/2007
10	.12†	Amendment to Offer Letter, dated December 24, 2008, between the Registrant and Anil Jain	10-K	001-33435	10.12	3/2/2009
10	.13†	Employment Offer Letter, dated May 6, 2003, between the Registrant and Rajiv Khemani	S-1	333-140660	10.8	2/13/2007
10	.14†	Employment Offer Letter, dated May 1, 2008, between the Registrant and Sandeep Vij	10-Q	001-33435	10.23	5/2/2008
10	.15†	Amendment to Offer Letter, dated December 23, 2008, between the Registrant and Sandeep Vij	10-K	001-33435	10.15	3/2/2009
10	.16†	Letter Agreement, dated November 4, 2005, between the Registrant and Kris Chellam	S-1	333-140660	10.9	2/13/2007
10	.17†	Letter Agreement, dated September 1, 2006, between the Registrant and Anthony Thornley	S-1	333-140660	10.10	2/13/2007
10	.18†	Letter Agreement, dated July 15, 2009, between the Registrant and Sanjay Mehrotra	8-K	001-33435	10.1	7/24/2009
10	.19†	2009 Executive Officer Salaries	10-Q	001-33435	10.1	5/7/2009
10.20		Lease Agreement, dated April 15, 2005, between the Registrant and MB Technology Park, LLC	S-1	333-140660	10.11	2/13/2007
10.21		First Amendment to Lease Agreement, dated March 6 2008, between the Registrant and MB Technology Park, LLC	10-K	001-33435	10.12	3/10/2008
10.22		Letter Agreement, dated March 15, 2007, between the Registrant and AVM Capital, L.P.	S-1/A	333-140660	10.20	3/16/2007
#10	.23	Master Technology License Agreement, dated December 30, 2003, between the Registrant and MIPS Technologies, Inc.	S-1/A	333-140660	10.21	4/6/2007
10.24		Asset Purchase Agreement by and between the Registrant, Cavium International, Cavium (Taiwan) Ltd., and Star Semiconductor Corporation, dated July 15, 2008.	8-K	001-33435	10.1	7/16/2008
10.25		Agreement and Plan of Merger and Reorganization by and between the Registrant, WWC Acquisition Corporation, WWC I, LLC, and W&W Communications, Inc., dated November 19, 2008.	8-K	001-33435	10.26	11/20/2008
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

Incorporated by Reference
Exhibit			Schedule/	File		Filing
Number		Description	Form	Number	Exhibit	Date

31	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

*	Filed herewith

#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.