Form 10-Q
period 2010-03-31
CAVIUM NETWORKS, INC.
filed 2010-05-07
CIK 1175609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2010

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at May 4, 2010 was: 44,361,536

CAVIUM NETWORKS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

CAVIUM NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$65,716	$58,918
Accounts receivable, net of allowances of $352 and $367, respectively	25,835	21,958
Inventories	18,367	17,965
Prepaid expenses and other current assets	2,617	2,168

Total current assets	112,535	101,009
Property and equipment, net	15,072	14,972
Intangible assets, net	24,112	25,388
Goodwill	56,312	56,607
Other assets	1,672	1,819

Total assets	$209,703	$199,795

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	12,018	$10,784
Accrued expenses and other current liabilities	8,196	8,444
Deferred revenue	15,549	12,613
Capital lease and technology license obligations, current portion	3,344	3,271

Total current liabilities	39,107	35,112
Capital lease and technology license obligations, net of current portion	4,619	5,741
Other non-current liabilities	2,275	2,569

Total liabilities	46,001	43,422

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, par value $0.001:
10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2010 and December 31, 2009	—	—
Common stock, par value $0.001:
200,000,000 shares authorized; 44,257,210 and 43,507,161 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	44	44
Additional paid-in capital	245,385	234,946
Accumulated deficit	(81,727)	(78,617)

Total stockholders’ equity	163,702	156,373

Total liabilities and stockholders’ equity	$209,703	$199,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Net revenue	$41,637	$20,382
Cost of revenue	16,842	10,814

Gross profit	24,795	9,568

Operating expenses:
Research and development	13,987	9,991
Sales, general and administrative	14,035	6,137

Total operating expenses	28,022	16,128

Loss from operations	(3,227)	(6,560)

Other (expense) income, net:
Interest expense	(124)	(79)
Interest income and other	(112)	134

Total other (expense) income, net	(236)	55

Loss before income taxes	(3,463)	(6,505)
Provision for (benefit from) income taxes	(353)	28

Net loss	$(3,110)	$(6,533)

Net loss, per common share, basic	$(0.07)	$(0.16)
Shares used in computing basic net loss per common share	43,754	41,083

Net loss, per common share, diluted	$(0.07)	$(0.16)
Shares used in computing diluted net loss per common share	43,754	41,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,110)	$(6,533)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation expense	4,729	2,589
Depreciation and amortization	3,307	3,743
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(3,728)	(627)
Inventories	(377)	1,110
Prepaid expenses and other current assets	(49)	(2,353)
Other assets	110	63
Accounts payable	1,234	(2,709)
Accrued expenses and other current and non-current liabilities	856	(543)
Deferred revenue	2,950	(378)

Net cash provided by (used in) operating activities	5,922	(5,638)

Cash flows from investing activities:
Purchases of property and equipment	(2,040)	(1,446)
Purchases of IP licenses and intangible assets	(362)	(187)
Note Receivable	(400)	—
Acquisition of businesses, net of cash acquired	(1,209)	(3,523)

Net cash used in investing activities	(4,011)	(5,156)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	5,686	61
Principal payment of capital lease and technology license obligations	(799)	(676)

Net cash provided by (used in) financing activities	4,887	(615)

Net increase (decrease) in cash and cash equivalents	6,798	(11,409)
Cash and cash equivalents, beginning of period	58,918	77,027

Cash and cash equivalents, end of period	$65,716	$65,618

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

     In December 2009, the Company completed the purchase of MontaVista Software, Inc. (“MontaVista”) for approximately $45.2 million in consideration. For a complete discussion of the MontaVista acquisition, see “Note 5 Business Combinations.”

Summary of Significant Accounting Policies

Basis of Presentation

      The condensed consolidated financial statements include the accounts of Cavium Networks, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

      The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K (File No. 001-33435) on file with the SEC for the year ended December 31, 2009.

      The unaudited condensed consolidated financial statements contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s condensed consolidated financial position at March 31, 2010, and the condensed consolidated results of its operations and condensed consolidated statement of cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

      The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Use of Estimates

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. During the three months ended March 31, 2010, there were no significant changes to the significant accounting policies and estimates discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

	For the three months ended March 31,
	2010	2009
Percentage of total net revenue
Cisco	27%	21%

	As of March 31, 2010	As of December 31, 2009
Percentage of gross accounts receivable
Flextronics	12%	14%
Quanta Computer, Inc.	10%	*

*	Represents less than 10% of the consolidated gross accounts receivable for the respective period end.

Revenue Recognition

The Company derives its revenue from sales of semiconductor products and sales of software licenses and services. The Company recognizes revenue when all of the following criteria have been met: (i) persuasive evidence of a binding arrangement exists, (ii) delivery has occurred, (iii) the price is deemed fixed or determinable and free of contingencies and significant uncertainties, and (iv) collection is probable. The price is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices, which is often memorialized with a customer purchase order. Agreements with non-distributor customers do not include rights of return or acceptance provisions. The Company assesses the ability to collect from the Company’s customers based on a number of factors, including credit worthiness and any past transaction history of the customer.

     Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of revenue. The Company generally recognizes revenue at the time of shipment to the Company’s customers. Revenue from the sales of semiconductor products consists of sales of the Company’s products to networking original equipment manufacturers, or OEMs, their contract manufacturers or distributors. Initial sales of the Company’s products for a new design are usually made directly to networking OEMs as they design and develop their product. Once their design enters production, they often outsource their manufacturing to contract manufacturers that purchase the Company’s products directly from the Company or from the Company’s distributors.

     Revenue is recognized upon shipment for sales to distributors with limited rights of returns and price protection if the Company concludes it can reasonably estimate the credits for returns and price adjustments issuable. The Company records an estimated allowance, at the time of shipment, based on the Company’s historical patterns of returns and pricing credits of sales recognized upon shipment. The credits issued to distributors or other customers were not material in the three months ended March 31, 2010 and 2009.

     Revenue and costs relating to sales to distributors are deferred if the Company grants more than limited rights of returns and price credits or if it cannot reasonably estimate the level of returns and credits issuable. The Company has a distribution agreement with Avnet, Inc. to distribute the Company’s products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet revenue and costs are deferred until products are sold by Avnet to its end customers. For the three months ended March 31, 2010 and 2009, 5.9% and 6.0%, respectively, of the Company’s net revenues were from products sold by Avnet. Revenue recognition depends on notification from the distributor that product has been sold to Avnet’s end customers. Avnet reports to the Company, on at least a monthly basis, the product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled monthly to the Company’s deferred revenue and cost balances. Deferred income on shipments to Avnet is included in deferred revenue. Accounts receivable from Avnet is recognized and inventory is relieved when title to inventories transfers, which typically takes place at the time of shipment, which is the point in time at which the Company has a legal enforceable right to collection under normal payment terms.

    The Company also derives revenue from licensing software and providing software maintenance and support. Software arrangements typically include: (i) an end-user license fee paid in exchange for the use of the Company’s products for a specified period of time, generally 12 months (time-based license); and (ii) a support arrangement that provides for technical support and product updates and upgrades over the period of the related license. The software arrangement may also include professional services, and such services may be purchased separately. If the software arrangements contain support services, the value of such support services is recognized as services revenue on a straight-line basis over the term of the related support period, which is typically one year.

    Revenue from the software arrangements is recorded by applying the provisions of the software revenue recognition, and accordingly, recognizes revenue when all of the following criteria are met.

Persuasive evidence of an arrangement exists — The Company requires either a written contract signed by both the customer and the Company, or a shrink-wrap or click-through contract whereby the customer agrees to the Company’s standard license terms, together with a non-cancellable purchase order, or a purchase order from these customers that have previously negotiated an end-user license arrangement or volume purchase arrangement.

Delivery has occurred — The Company delivers software to its customers electronically and considers delivery to have occurred once the access codes are provided that allow the customer to take immediate possession of the software.

The fee is fixed or determinable — The Company’s determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms.

Collectibility is probable — The Company assesses the collectibility of an arrangement on a case-by-case basis, based on the financial condition of the customer as well as any established payment history.

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

Deferred revenue

    The Company records deferred revenue for customer billings and advance payments received from customers before the performance obligations have been completed and/or services have been performed. In addition, the Company also records deferred revenue, net of deferred costs for the deferred income on shipments to Avnet. Total net deferred revenue was $15.5 million as of March 31, 2010 and $12.6 million as of December 31, 2009.

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

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Beginning balance	$209	$154
Accruals for warranties issued	28	200
Settlements made	(66)	(162)

Ending balance	$171	$192

Recent Accounting Pronouncements

    In October 2009, the FASB issued Update No. 2009-13 or ASU 2009-13, which updates the guidance currently included under topic ASC 605-25, Multiple Element Arrangements. ASU 2009-13 relates to the final consensus reached by FASB on a new revenue recognition guidance regarding revenue arrangements with multiple deliverables. The new accounting guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new accounting guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

    In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820).” This Update provides amendments to Subtopic 820-10 and related guidance within GAAP to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

      Adoption of the updated guidance did not result in significant changes to the fair value disclosures reported by the Company

    In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855).” This Update provides amendments to Subtopic 855-10-50-4 and related guidance within GAAP to clarify that an SEC registrant is not required to disclose the date through which subsequent events have been evaluated. Adoption of the updated guidance did not result in significant changes in the subsequent events reported by the Company.

2. Net Loss Per Common Share

    The Company calculates basic net loss per common share by dividing net loss by the weighted average number of common shares outstanding during the reporting period (excluding shares subject to repurchase). Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common and potentially dilutive common equivalent shares outstanding during the reporting period. Potentially dilutive securities are composed of incremental common shares issuable upon the exercise of stock options, restricted stock units, and common stock subject to repurchase.

    The following table sets forth the computation of net loss per share:

	Three Months Ended March 31
	2010	2009
	(in thousands, except per share data)
Net loss	$(3,110)	$(6,533)

Weighted average common shares outstanding — basic	43,754	41,083
Dilutive effect of employee stock plans	—	—

Weighted average common shares outstanding — diluted	43,754	41,083

Basic net loss per share	$(0.07)	$(0.16)

Diluted net loss per share	$(0.07)	$(0.16)

    The Company excluded outstanding options and restricted stock units of 8.6 million for the three months ended March 31, 2010 and 8.3 million for the three months ended March 31, 2009, from the computation of diluted net loss per common share, because including them would have had an anti-dilutive effect.

3. Fair Value

    At March 31, 2010, all of the Company’s investments were classified as cash equivalents and are comprised of highly liquid investments in money market instruments. In accordance with the guidance provided under fair value measurements and disclosures, the Company determined the fair value hierarchy of its financial assets (cash equivalents) in the money market fund as Level 1 input (Level 1 inputs are Quoted prices in active markets for identical assets or liabilities), which approximated $49.1 million as of March 31, 2010 and December 31, 2009.

4. Balance Sheet Components

    Inventories

    Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value) and are comprised of the following:

	As of March 31, 2010	As of December 31, 2009
	(in thousands)
Work-in-process	$14,409	$14,492
Finished goods	3,958	3,473

	$18,367	$17,965

    Property and equipment, net, consist of the following:

	As of March 31, 2010	As of December 31, 2009
	(in thousands)
Mask costs and test equipment	$12,440	$11,791
Software, computer and other equipment	19,734	19,352
Furniture, office equipment and leasehold improvements	490	466

	32,664	31,609
Less: accumulated depreciation and amortization	(17,592)	(16,637)

	$15,072	$14,972

    Depreciation and amortization expense was $1.7 million and $2.3 million for the three months ended March 31, 2010 and 2009, respectively.

    The Company leases certain design tools under time-based capital lease arrangements which are included in property and equipment, and they were $11.0 million and $11.2 million at March 31, 2010 and December 31, 2009, respectively. Amortization expense related to assets recorded under capital leases was $881,000 and $750,000 for the three months ended March 31, 2010 and 2009, respectively.

    Accrued expenses and other current liabilities consist of the following:

	As of March 31, 2010	As of December 31, 2009
	(in thousands)
Accrued compensation and related benefits	$4,745	$3,577
Acquisition related payables	1,059	2,268
Restructuring related payables	695	623
Accrued warranty	171	209
Professional fees	529	688
Income tax payable	129	567
Other	868	512

	$8,196	$8,444

    Other non-current liabilities consist of the following:

	As of March 31, 2010	As of December 31, 2009
	(in thousands)
Accrued rent	$831	$884
Restructuring related payables	795	1,036
Income tax payable	649	649

	$2,275	$2,569

5. Business Combinations

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

    The Company accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase price over the net tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill. The final purchase price allocation may differ based upon the final fair value of the assets acquired and liabilities assumed. The purchase price allocation will be finalized in the fourth quarter of 2010. The total purchase price was as follows:

Amount
(in thousands)
Cash consideration (1)	$10,948
Value of Cavium’s common stock issued	34,296

Total purchase price	$45,244

(1)	Of the total cash consideration of $10.9 million, $8.6 million was paid in 2009, $1.2 million was paid in the three months ended March 31, 2010 and the remaining $1.1 million was unpaid and was recorded as acquisition related liabilities in accrued expenses and other current liabilities. This amount is expected to be paid in the remainder of 2010.

The preliminary purchase price allocation was as follows (in thousands):

As Adjusted
Cash and cash equivalents	$1,207
Accounts receivable	1,333
Prepaid expenses and other assets	1,262
Property and equipment	729
Goodwill	43,279
Identifiable intangibles	14,909
Accounts payable and accrued liabilities	(10,319)
Deferred revenue	(7,156)

Total purchase price	$45,244

Intangible Assets	Estimated Useful Life (in Years)	Amount
		(In thousands)
Existing technology	5.0	$1,295
Subscriber base	7.0	10,485
Customer contracts and relationships	6.0	2,215
Tradename/Trademarks	5.0	914

Total		$14,909

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

    Of the total purchase price, $43.3 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed and goodwill is not deductible for tax purposes. The acquisition of MontaVista is intended to complement the Company’s broad portfolio of multi-core processors to deliver integrated and optimized embedded solutions to the market. These new opportunities, among other factors were the reasons for the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. In the event that the Company determines that the value of goodwill has become impaired, the Company will record an accounting charge for the amount of impairment during the fiscal quarter in which such determination is made.

Pro forma financial information

    The unaudited financial information in the table below summarizes the combined results of operations of the Company and MontaVista, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the period presented. The pro forma financial information for all periods presented includes amortization charges from acquired intangible assets and related tax effects.

    The following unaudited pro forma financial information for the three months ended March 31, 2009 combines the results for the Company and MontaVista for the three months ended March 31, 2009 (in thousands, except per share amounts):

Three Months Ended March 31,
2009
Net revenue	$28,347
Net loss	$(8,894)
Net loss per common share, basic	$(0.21)
Net loss per common share, diluted	$(0.21)

6. Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of goodwill:

	As of March 31, 2010	As of December 31, 2009
	(in thousands)
Balance at beginning of the period	$56,607	$12,925
Additions	—	43,574
Adjustments	(295)	108

Balance at end of the period	$56,312	$56,607

The adjustments in goodwill of $295,000 during the three months ended March 31, 2010 was mainly related to the purchase price allocation adjustments for the fair value of tangible assets and liabilities acquired in the MontaVista acquisition (See Note 5).

Intangible assets, net consisted of the following:

	As of March 31, 2010	As of December 31, 2009
	(in thousands)
Existing and core technology — product	$27,750	$27,750
Technology license	10,559	10,196
Customer contracts and relationships	3,181	3,181
Trade name	996	996
Order backlog	540	540

	43,026	42,663
Less: accumulated amortization
Existing and core technology - product	(9,069)	(8,027)
Technology license	(8,802)	(8,389)
Customer contracts and relationships	(381)	(253)
Trade name	(122)	(66)
Order backlog	(540)	(540)

	$24,112	$25,388

Amortization expense was $1.6 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively. The weighted-average remaining estimated lives for intangible assets are approximately 3.8 years for existing and core technology-product and 1.6 years for technology license. The weighted average remaining estimated life of intangible assets in total is approximately 2.5 years. Future amortization expense is estimated to be $4.8 million for the remaining of 2010, $5.3 million for 2011, $4.6 million for 2012, $3.7 million for 2013 and $5.7 million thereafter.

7. Restructuring Accrual

In connection with the acquisition of W&W Communications, Inc. in the fourth quarter of 2008, the Company recorded restructuring liabilities of approximately $880,000. In the third quarter of 2009, the Company made certain changes in estimates of approximately $190,000 to its restructuring accrual as a result of completion of a sub-lease agreement. As of March 31, 2010, $261,000 was recorded as restructuring related payables, net of sub lease income in accrued expenses and other current liabilities. The liabilities are related to an operating lease commitment for one W&W facility, which the Company no longer occupies. The Company expects the W&W obligation to be settled by the end of January 2011 with payments of approximately, $334,000 in 2010 and $37,000 in 2011. The Company expects sub-lease income of approximately $110,000 in 2010.

The Company assumed a facility related restructuring liability with a fair value of approximately $1.3 million from MontaVista. The lease restructuring was initiated by MontaVista before the contemplation of the acquisition by the Company and was related to the operating lease for the portion of the facility that MontaVista no longer occupies. This liability assumed is reflected as Excess Facility Related Cost in the table below. The Company expects the MontaVista obligation to be settled by the end of January 2013 with payments of approximately, $325,000 in 2010, $434,000 in each of 2011 and 2012, and $36,000 in 2013. Of the $1.2 million net balance as of March 31, 2010, $434,000 was recorded as restructuring related payables in accrued expenses and other current liabilities and the remaining $795,000 was recorded in other non-current liabilities.

A summary of the accrued restructuring liabilities, net of related activities, during the three months ended March 31, 2010 is as follows (in thousands):

Excess Facility related costs
Accrued restructuring — December 31, 2009	$1,659
Additions	—
Cash payments and other non-cash adjustments	(169)

Accrued restructuring — March 31, 2010	1,490
Less: current portion	695

Long-term portion	$795

8. Stockholders’ Equity

Common and Preferred Stock

As of March 31, 2010, the Company is authorized to issue 200,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. The Company has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences. As of March 31, 2010 and December 31, 2009, no shares of preferred stock were outstanding.

Equity Incentive Plans

The description of the key features of the Company’s 2007 Equity Incentive Plan and 2001 Stock Incentive Plan, may be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The following table summarizes the details related to activity of early-exercise unvested shares of common stock granted under the 2001 Stock Incentive Plan:

	Number of Unvested Shares Outstanding	Weighted-Average Exercise/Purchase Price
Balance as of December 31, 2009	41,671	$4.59
Issued	—	—
Vested	(15,553)	4.23
Cancelled and forfeited	—	—

Balance as of March 31, 2010	26,118	$4.80

The following table summarizes the details related to stock options granted and outstanding under the 2007 Equity Incentive Plan and 2001 Stock Incentive Plan:

	Number of Shares Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2009	7,569,097	$9.84
Options granted	419,500	24.16
Options exercised	(686,906)	8.28
Options cancelled and forfeited	(238,944)	16.40

Balance as of March 31, 2010	7,062,747	$10.62

The following table summarizes the details related to restricted stock units granted and outstanding under the 2007 Equity Incentive Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2009	842,536	$17.49
Granted	792,940	24.16
Issued and released	(63,143)	17.33
Cancelled and forfeited	(8,935)	22.13

Balance as of March 31, 2010	1,563,398	$20.86

For restricted stock units, or RSUs, stock-based compensation expense is calculated based on the market price of the Company’s common stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.

As of March 31, 2010, there was $28.2 million of unrecognized compensation costs related to RSUs granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.48 years.

Stock-Based Compensation

The Company recognizes stock-based compensation for options and RSUs granted to employees in accordance with the fair value recognition provisions as provided under stock-based compensation authoritative guidance. The following table presents the detail of stock-based compensation expense amounts included in the consolidated statement of operations for each of the periods presented:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Cost of revenue	$253	$87
Research and development	2,157	1,216
Sales, general and administrative	2,319	1,286

	$4,729	$2,589

The total stock-based compensation cost capitalized as part of inventory as of March 31, 2010 and 2009 was $234,000 and $175,000, respectively.

The fair value of each employee option grant for the three months ended March 31, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2010	2009

Risk-free interest rate	2.09%	1.52%
Expected life	4.53 years	4.53 - 4.75 years
Dividend yield	0%	0%
Volatility	57.30%	63.70%

The estimated weighted-average grant date fair value of options granted were $11.68 and $5.06 for the three months ended March 31, 2010 and 2009.

As of March 31, 2010, there was $22.7 million of unrecognized compensation costs related to stock options granted under the Company’s 2007 and 2001 Stock Incentive Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.66 years.

9. Income Taxes

For the three months ended March 31, 2010 and 2009, the provision for (benefit from) income taxes was based on the estimated annual effective tax rate. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the provision for (benefit from) income taxes and the effective tax rates for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Loss before provision for income taxes	$(3,463)	$(6,505)
Provision for (benefit from) income taxes	$(353)	$28
Effective tax rate	10.2%	-0.4%

In the three months ended March 31, 2010, the Company recorded a tax benefit of $353,000 as compared to a provision for income taxes of $28,000 for the three months ended March 31, 2009. The tax benefit for the three months ended March 31, 2010 is attributable to the estimated annual effective tax rate applied to pretax book loss as of March 31, 2010. The effective tax rate for the three months ended March 31, 2010 is lower than the U.S. federal statutory tax rate primarily due to the expected utilization of net operating losses for federal and state income tax purposes offset by foreign income taxes on the earnings of its foreign operations. The provision for the three months ended March 31, 2009 was primarily related to international and state income taxes. The difference between the provision for income taxes that would be derived by applying the statutory rate to the Company’s loss before tax and the tax expense or benefit actually recorded for either period is primarily due to the impact on non-deductible stock based compensation charges and other non-deductible items offset by the use of net operating loss carryforwards available for use under applicable statutes.

The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. The valuation allowance is determined in accordance with the provisions of income taxes which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. The Company intends to maintain a full valuation allowance on its deferred tax assets in the United States until sufficient positive evidence exists to support reversal of the valuation allowance. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to record additional income tax expense or establish an additional valuation allowance, which could materially impact its financial position and results of operations. If the Company determines, based on future profitability, that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of release.

As of March 31, 2010 and December 31, 2009, the Company had unrecognized tax benefits of $4.9 million and $4.9 million, respectively. Of the $4.9 million at March 31, 2010, approximately $2.7 million is related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

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

10. Segment Information

The Company’s primary business has been its semiconductor processor business, which comes from the development and sale of our OCTEON, NITROX, ECONA and PureVu products. Historically, financial information was presented on a consolidated basis to the Company’s chief executive officer who is the chief operating decision maker, or CODM, for the purpose of evaluating financial performance and allocating resources accompanied by information about revenue by customer and geography region. As such historically the Company reported one segment.

In the fourth quarter of 2009, the Company completed the acquisition of MontaVista. As a result of MontaVista acquisition, the Company’s total software and services now accounts for a more significant portion of its overall business. The financial model, type of products and services, nature of the production process and sales and distribution process for the Company’s software and services business differs from that of its semiconductor processor business. In addition, the narrative the Company uses to communicate its financial information to investors has now evolved to treat its software and services business separately. Furthermore, the CODM reviews financial information separately for the Company’s software and services business for purpose of evaluating financial performance and allocating resources. As such, in accordance with the criteria of segment reporting, effective 2010, the Company has determined that it operates two reportable segments (1) Semiconductor products and (2) Software and services.

The two reportable segments are based upon the Company’s internal organizational structure, the manner in which the operations are managed, the criteria used by the CODM to evaluate segment performance and the availability of separate financial information. The accounting policies for the segment reporting are the same as for the Company as a whole. The financial information used by the Company’s CODM to evaluate segments results are net revenue and income (loss) from segment operations.

Selected segment financial information for the Company’s reportable segments was as follows :

	For the three months ended March 31,
	2010	2009
	(in thousands)
Net revenue:
Semiconductor products	$35,306	$18,025
Software and services	6,331	2,357

Total consolidated net revenue	$41,637	$20,382

Segment income (loss):
Semiconductor products	$8,239	$(2,376)
Software and services	188	2,187

Total segment income (loss) from operations	$8,427	$(189)

The following is a reconciliation of the total segment income (loss) from operations to the amounts reported on the condensed consolidated financial statements:

	For the three months ended March 31,
	2010	2009
	(in thousands)
Segment income (loss) from reportable segments	$8,427	$(189)
Unallocated stock compensation and related taxes	(5,214)	(2,622)
Amortization of acquired intangible assets	(1,224)	(1,105)
Acquisition related expenses	(3,537)	(1,059)
Unallocated corporate, general and administrative expenses	(1,679)	(1,585)

Total consolidated loss from operations	(3,227)	(6,560)
Other (expense) income, net	(236)	55

Total consolidated loss before income taxes	$(3,463)	$(6,505)

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods indicated were as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
United States	$16,277	$10,359
China	9,268	4,124
Taiwan	7,061	2,469
Japan	3,688	1,764
Other countries	5,343	1,666

Total	$41,637	$20,382

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

Minimum commitments under non-cancelable operating and capital lease agreements, excluding accrued restructuring liability (See Note 7) as of March 31, 2010 were as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
2010	$2,795	$2,131	$4,926
2011	3,320	2,126	5,446
2012	2,422	1,386	3,808
2013	—	310	310
thereafter	—	—	—

	$8,537	$5,953	$14,490
Less: Interest component	(574)

Present value of minimum lease payments	7,963
Less: current portion	(3,344)

Long-term portion of obligations	$4,619

Rent expense incurred under operating leases was $764,000 and $514,000 for the three months ended March 31, 2010 and 2009, respectively.

The capital lease and technology license obligations include future cash payments payable primarily for license agreements with outside vendors. The significant obligations which have outstanding payments as of March 31, 2010 relates to a license agreement, which was entered into in October 2009 for certain design tools totaling $9.5 million, with 12 installment payments. The term of the license will expire in October 2012. The present value of the installment payments has been capitalized and is amortized over three years, and included within capital lease and technology license obligations on consolidated balance sheets. As of March 31, 2010, $1.4 million of the total $9.5 million due under the license agreement was paid.

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

Octeon® , Octeon Plus ®, Octeon II®, Nitrox® and Pure VuTM are trademarks or registered trademarks of Cavium Networks, Inc.

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

In the third quarter of 2008, we acquired substantially all of the assets of Star Semiconductor Corporation for a purchase price of approximately $9.6 million. With the acquisition of Star, we also added the Star ARM-based processors to our portfolio to address connected home and office applications and have since introduced our ECONA line of dual-core ARM processors that address a large variety of connected home and office applications.

In the fourth quarter of 2008, we acquired W&W Communications, Inc. for a total purchase price of approximately $8.3 million. This acquisition launched us into the video processor market with a broad product line called PureVu. The PureVu family of video processors and modules incorporate proprietary and patent pending video technology that produces perceptual lossless video quality and delivers sub-frame latency with extremely low power and cost. These products address the need for video processing in wireless displays, teleconferencing, gaming and other applications.

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

Since inception, we have invested heavily in new product development and our net revenue has grown from $19.4 million in 2005 to $34.2 million in 2006, $54.2 million in 2007, $86.6 million in 2008, $101.2 million in 2009 and $41.6 million in the three months ended March 31, 2010, driven primarily by demand in the enterprise network and data center markets, and more recently in 2009 the revenue growth was mainly due to increased demand in the broadband and consumer markets. We expect sales of our products for use in the enterprise network and data center markets to continue to represent a significant portion of our revenue in the foreseeable future, however, we do expect growth in the broadband and consumer as well as the access and servicer provider markets.

We primarily sell our semiconductor products to OEMs, either directly or through their contract manufacturers. Contract manufacturers purchase our products only when an OEM incorporates our product into the OEM’s product, not as commercial off-the-shelf products. Our customers’ products are complex and require significant time to define, design and ramp to volume production. Accordingly, our sales cycle is long. This cycle begins with our technical marketing, sales and field application engineers engaging with our customers’ system designers and management, which is typically a multi-month process. If we are successful, a customer will decide to incorporate our product in its product, which we refer to as a design win. Because the sales cycles for our products are long, we incur expenses to develop and sell our products, regardless of whether we achieve the design win and well in advance of generating revenue, if any, from those expenditures. We do not have long-term purchase commitments from any of our customers, as sales of our products are generally made under individual purchase orders. However, once one of our products is incorporated into a customer’s design, it is likely to remain designed in for the life cycle of the product.

We believe this to be the case because a redesign would generally be time consuming and expensive. We have experienced revenue growth due to an increase in the number of our products, an expansion of our customer base, an increase in the number of average design wins within any one customer and an increase in the average revenue per design win.

In addition, with the acquisition of MontaVista in December 2009, our total software and services revenue now accounts for a more significant portion of our total revenue. The net revenue for our software and services are primarily derived from the sales of time-based software licenses, software maintenance and support, and from professional services arrangements and training. Our MontaVista offerings include open-source, commercial-grade Linux operating systems, support, and a complete set of development tools and professional services, designed to allow our customers to develop, run, and manage their device products faster, better, at lower cost and more reliably. The revenue generated from the software products acquired in our MontaVista acquisition in December 2009 contributed to our overall growth in the three months ended March 31, 2010.

Key Business Metrics for Semiconductor Products

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

Results of Operations

Three months ended March 31, 2010 and 2009

Net Revenue. Our net revenue consists primarily of sales of our semiconductor products to providers of networking equipment and their contract manufacturers and distributors. Initial sales of our products for a new design are usually made directly to providers of networking equipment as they design and develop their product. Once their design enters production, they often outsource their manufacturing to contract manufacturers that purchase our products directly from us or from our distributors. We price our products based on market and competitive conditions and periodically reduce the price of our products, as market and competitive conditions change, and as manufacturing costs are reduced. We do not experience different margins on direct sales to providers of networking equipment and indirect sales through contract manufacturers because in all cases we negotiate product pricing directly with the providers of networking equipment. In addition, we also derive revenue from the sales of time-based software licenses, software maintenance and support, and from professional services arrangements and training. To date, all of our revenue is denominated in U.S. dollars.

Our end customers representing greater than 10% of net revenue for each of the periods were:

	For the three months ended March 31,
	2010	2009
Percentage of total net revenue
Cisco	27%	21%

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. During the quarter ended June 30, 2007, we signed a distribution agreement with Avnet, Inc. to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet, revenue and costs are deferred until products are sold by Avnet to their end customers. For the three months ended March 31, 2010 and 2009, 5.9% and 6.0%, respectively, of our net revenues were from products sold by Avnet. Revenue recognition depends on notification from Avnet that product has been sold to Avnet’s end customers.

Our distributors, other than Avnet are used primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through distributors was $14.1 million and $6.7 million for the three months ended March 31, 2010 and 2009 respectively, which accounted for 33.8% and 32.8% of net revenue, respectively, for the three months ended March 31, 2010 and 2009. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods indicated were:

	Three months ended March 31,
	2010	2009
	(in thousands)
United States	$16,277	$10,359
China	9,268	4,124
Taiwan	7,061	2,469
Japan	3,688	1,764
Other countries	5,343	1,666

Total	$41,637	$20,382

Cost of Revenue and Gross Margin. We outsource wafer fabrication, assembly and test functions of our products. A significant portion of our cost of revenue consists of payments for the purchase of wafers and for assembly and test services, amortization of acquired intangibles, and amortization related to capitalized mask costs. To a lesser extent, cost of revenue includes expenses associated with professional services arrangements, stock-based compensation, the cost of shipping and logistics, royalties, inventory valuation expenses for excess and obsolete inventories, warranty costs and changes in product cost due to changes in sort, assembly and test yields. In general, our cost of revenue associated with a particular product declines over time as a result of yield improvements, primarily associated with design and test enhancements.

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

Our net revenue, cost of revenue, gross profit and gross margin for the three months ended March 31, 2010 and 2009 were:

	For the three months ended March 31,
	2010	2009	change	% change
	(in thousands)

Net revenue	$41,637	$20,382	$21,255	104.3%
Cost of revenue	16,842	10,814	6,028	55.7%

Gross Profit	$24,795	$9,568	$15,227	159.1%

Gross Margin	59.6%	46.9%	12.7%	27.1%

Three Months ended March 31, 2010 Compared to the Three Months Ended March 31, 2009: Net Revenue. Our net revenue was $41.6 million in the three months ended March 31, 2010, as compared to $20.4 million in the three months ended March 31, 2009, an increase of $21.3 million, or 104.3%. The increase in net revenue in the three months ended March 31, 2010 was mainly attributable to the increase in sales of $15.8 million in the enterprise network and data center and access and service provider markets due to increase in demand for our products from our existing major customers. Net revenue in our software and services segment increased by $4.0 million due mainly to software products resulting from our acquisition of MontaVista completed in 2009. In addition, net revenue increase of $1.4 million in broadband and consumer markets contributed to our overall growth.

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009: Cost of Revenue and Gross Margin. Gross margin increased from 46.9% in the three months ended March 31, 2009 to 59.6 % in the three months ended March 31, 2010, an increase of 12.7 percentage points. The increase in gross margin in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to decreased product cost associated with fabricated wafers and assembly and test costs. In addition, to a lesser extent, a favorable product sales mix towards increased sales of higher margin products also contributed to our overall gross margin.

Research and Development Expenses

Research and development expenses primarily include personnel costs, engineering design development software and hardware tools, allocated facilities expenses and depreciation of equipment used in research and development, and stock-based compensation.

Total research and development expenses for the three months ended March 31, 2010 and 2009 were:

`	For the three months ended March 31,
	2010	2009	change	% change
		(in thousands)
Research and development expenses	$ 13,987	$ 9,991	$ 3,996	40.0%
Percent of total net revenue	33.6%	49.0%	-15.4%	-31.4%

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009: Research and development expenses increased by $4.0 million , or 40.0% to $14.0 million in the three months ended March 31, 2010 from $10.0 million in the three months ended March 31, 2009. Of the $4.0 million increase in the three months ended March 31, 2010, salaries and benefits accounted for $1.4 million, and stock-based compensation expense accounted for $1.3 million, in each case due to increased headcount mainly resulting from the acquisition completed in 2009. Consulting services, amortization of intangible assets and other miscellaneous expenses accounted for $1.3 million of the increase in the three months ended March 31, 2010. Research and development headcount increased to 317 at the end of March 2010 from 240 at the end of March 2009.

Sales, General and Administrative Expenses

Sales, general and administrative expenses primarily include personnel costs, accounting and legal fees, information systems, sales commissions, trade shows, marketing programs, depreciation, allocated facilities expenses and stock-based compensation. Total sales, general and administrative costs for the three months ended March 31, 2010 and 2009 were:

	For the three months ended March 31,
	2010	2009	change	% change
		(in thousands)
Sales, general and administrative	$ 14,035	$ 6,137	$ 7,898	128.7%
Percent of total net revenue	33.7%	30.1%	3.6%	11.9%

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009: Sales, general and administrative expenses increased $7.9 million , or 128.7% to $14.0 million in the three months ended March 31, 2010 from $6.1 million in the three months ended March 31, 2009. Of the $7.9 million increase in the three months ended March 31, 2010, salaries, benefits and commissions accounted for $5.1 million and stock-based compensation expense accounted for $1.2 million, in each case due to increased headcount. Professional services, trade shows and other miscellaneous expenses accounted for $1.6 million of the increase in the three months ended March 31, 2010. Sales, general and administrative headcount increased to 153 at the end of March 2010 from 82 at the end of March 2009.

Other Income, Net. Other income, net, primarily includes interest income on cash and cash equivalents and, to a lesser extent, includes the interest expense component associated with the installment payment of capitalized licenses.

	For the three months ended March 31,
	2010	2009	change	% change
		(in thousands)
Interest income and other	$(112)	$134	$(246)	-183.6%
Interest expense	(124)	(79)	(45)	57.0%

Total other income, net	$(236)	$55	$(291)	-529.1%

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009: Other income, net decreased in the three months ended March 31, 2010 primarily the result of higher currency loss resulting from balance sheet remeasurement combined with higher interest expense associated with installment payment of capitalized leases. In addition, lower interest income resulting from lower short-term U.S. interest rates in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 contributed to overall other expense.

Provision for (benefit from) Income Taxes. For the three months ended March 31, 2010 and 2009 the provision for (benefit from) income taxes was based on our estimated annual effective tax rate in compliance with the guidance provided under income taxes. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Loss before provision for income taxes	$(3,463)	$(6,505)
Provision for (benefit from) income taxes	$(353)	$28
Effective tax rate	10.2%	-0.4%

In the three months ended March 31, 2010, we recorded a tax benefit of $353,000 as compared to a provision for income taxes of $28,000 for the three months ended March 31, 2009. The tax benefit for the three months ended March 31, 2010 is attributable to the estimated annual effective tax rate applied to pretax book loss as of March 31, 2010. The effective tax rate for the three months ended March 31, 2010 is lower than the U.S. federal statutory tax rate primarily due to the expected utilization of net operating losses for federal and state income tax purposes offset by foreign income taxes on the earnings of our foreign operations. The provision for the three months ended March 31, 2009 was primarily related to international and state income taxes. The difference between the provision for income taxes that would be derived by applying the statutory rate to the Company’s loss before tax and the tax expense or benefit actually recorded for either period is primarily due to the impact on non-deductible stock based compensation charges and other non-deductible items offset by the use of net operating loss carryforwards available for use under applicable statutes.

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

As of March 31, 2010 and December 31, 2009, the Company had unrecognized tax benefits of $4.9 million and $4.9 million, respectively. Of the $4.9 million at March 31, 2010, approximately $2.7 million is related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months. We do not expect any material changes to the estimated amount of liability associated with our uncertain tax positions within the next 12 months.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $65.7 million and net accounts receivable of $25.8 million.

Following is a summary of our working capital and cash and cash equivalents as of March 31, 2010 and December 31, 2009:

	As of
	March 31, 2010	December 31, 2009
	(in thousands)
Working capital	$73,428	$65,897
Cash and cash equivalents	$65,716	$58,918
Following is a summary of our cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2010 and 2009:
	Three months ended March 31,
	2010	2009
	(in thousands)
Net cash provided by (used in) operating activities	$ 5,922	$(5,638)
Net cash used in investing activities	$(4,011)	$(5,156)
Net cash provided by (used in) financing activities	$ 4,887	$ (615)

Cash Flows from Operating Activities

Net cash from operating activities increased by $11.6 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in our cash flows from operations was primarily due to increase of $6.4 million in changes in assets and liabilities in the three months ended March 31, 2010 compared to three months ended March 31, 2009. The increase in changes was mainly due to an increase in accounts payable and other current liabilities due to an increase in operations combined with an increase in deferred revenue from subscription-based licenses resulting from our acquisition of MontaVista. These amounts were partially offset by an increase in accounts receivable and other current assets due to an increase in revenue. In addition, lower net loss of $3.4 million and higher non-cash expenses of $1.7 million contributed to the increase in cash flow from operations. The increase in non-cash expenses was mainly attributable to the higher stock-based compensation due to increased headcount resulting from the acquisition of MontaVista completed in 2009.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $1.1 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease was mainly due to lower acquisition related cash payments made in 2010 compared to 2009 .

Cash Flows from Financing Activities

Net cash from financing activities increased by $5.5 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase was mainly due to higher proceeds from exercises of stock options in 2010 compared to 2009.

Cash equivalents consist primarily of an investment in a money market fund. As of March 31, 2010, we have not experienced any impairment charges due to such concentration of credit risk. We believe that our $65.7 million of cash and cash equivalents at March 31, 2010 and expected cash flows from operations, if any, will be sufficient to fund our projected operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of March 31, 2010, we believe our exposure related to the indemnities at March 31, 2010 is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of March 31, 2010 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 to 2 Years	3 to 5 Years	More Than 5 Years	Total
Operating lease obligations	$2,663	$2,980	$310	$—	$5,953
Capital lease obligations	3,694	4,843	—	—	8,537

Total	$6,357	$7,823	$310	$—	$14,490

As of March 31, 2010, the liability for uncertain tax positions was $649,000. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

In addition to the contractual obligations noted in the table above, as of March 31, 2010, of the $10.9 million cash consideration for the purchase of MontaVista pursuant to the merger agreement, $1.1 million was unpaid and held in escrow and we expect to pay the amount by the end of 2010.

Critical Accounting Policies and Estimates

The preparation of our financial statements and accompanying disclosures in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The SEC has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) stock-based compensation; (3) inventory valuation; (4) accounting for income taxes; (5) mask costs; (6) business combinations and (7) goodwill and purchased intangible assets. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. Management believes that there have been no significant changes during the three months ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

Recent Accounting Pronouncements

Please refer to the recent accounting pronouncements listed in the footnote 1 of the financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the three months ended March 31, 2010, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 1, 2010.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed first quarter ending on March 31, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk(*) those risks described below that reflect substantive changes from the risks described under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010.

Risks Related to Our Business and Industry

We had a limited history of profitability, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.*

We were established in 2000. Our first quarter of profitability since then was the quarter ended September 30, 2007 and we remained profitable until the quarter ended December 31, 2008. We incurred a net loss of $3.1 million and $6.5 million for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, our accumulated deficit was $81.7 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. As a public company, we also incur significant legal, accounting and other expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods may not be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur losses in the future.

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

We receive a substantial portion of our revenues from a limited number of customers, and the loss of, or a significant reduction in, orders from one or a few of our major customers would adversely affect our operations and financial condition. *

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 44.7% and 53.2% of our net revenues from our top five customers for the three months ended March 31, 2010 and 2009, respectively. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and in some cases the portion of our revenues attributable to certain customers may increase in the future. However, we may not be able to maintain or increase sales to certain of our top customers for a variety of reasons, including the following:

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

Because a significant portion of our software and licenses revenues is derived from subscription-based software licenses, we are dependent upon the ability of our customers to develop and penetrate new markets successfully, and to develop new products for existing markets.*

Our subscription-based license revenues depend both upon our ability to successfully negotiate such license agreements with our customers and, in turn, upon our customers’ successful commercialization of their underlying products. As our open-source business grows, we may not be able to rely on receiving per unit fees from our customers. For our open-source business, we may instead need to rely on other fees to compensate for the subscription-based license fees that we have traditionally received for our proprietary products. Also, we derive significant revenues from customers that develop products in highly competitive and technologically complex markets such as the internet infrastructure, server and storage, digital consumer, aerospace and defense, industrial control, medical equipment, gaming, office automation and automotive markets. If these customers sell fewer products or otherwise face significant economic difficulties, particularly in the current global economic recession, our revenues may decline.

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

We believe our future success will depend in large part upon our ability to attract, retain and motivate highly skilled managerial, engineering, sales and marketing personnel. The loss of any key employees or the inability to attract, retain or motivate qualified personnel, including engineers and sales and marketing personnel could delay the development and introduction of and harm our ability to sell our products. We believe that our future success is highly dependent on the contributions of Syed Ali, our co-founder, President and Chief Executive Officer, and others. None of our employees have fixed-term employment contracts; they are all at-will employees. The loss of the services of Mr. Ali, other executive officers or certain other key personnel could materially and adversely affect our business, financial condition and results of operations. For instance, if any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity during the search for and while any such successor is integrated into our business and operations.

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

Some of our operations and a significant portion of our customer’s contract manufacturers are located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability.

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

Our failure to protect our intellectual property rights adequately could impair our ability to compete effectively or to defend ourselves from litigation, which could harm our business, financial condition and results of operations. *

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. We have been issued 24 patents in the United States and four patents in foreign countries and have an additional 22 patent applications pending in the United States and 18 patent applications pending in foreign countries. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

Our open-source business could be seriously harmed by the outcome of lawsuits challenging the use and distribution of Linux-based software products.*

We rely on Linux system software as the basis of our software products. Several lawsuits have been filed challenging the right to use and/or distribute Linux system software and software applications based on Linux. We expect that further lawsuits could be filed in the future. It is impossible to estimate or anticipate all of the financial or other impacts the results of these litigation matters could have on our business. Success by a plaintiff in one or more of these lawsuits could have a material adverse effect on our open-source business.

Legal uncertainty surrounding the use and distribution of open source software may cause the market for Linux-based products to disappear, fail to further develop or fail to develop at a rate sufficient to sustain our business.*

The majority of our open-source software products are licensed from third parties under the Linux-based licenses, and similar open source licenses. There remains some significant confusion among our customers about the scope of their obligations and rights with respect to using and distributing Linux-based licensed products. One element of this confusion is whether the Linux-based licenses and other open source licenses require customers to (i) make the source code for their products available to the public, and/or (ii) license the code underlying such products under an open source license, rather than a traditional proprietary license. There is little or no legal precedent for interpreting the terms of the Linux-based and similar open source licenses, including the determination of which types of programs or products would be considered derived works are thus subject to the terms of such licenses. If this confusion remains, increases or is prolonged by litigation, the market for Linux-based products may disappear, fail to further develop or fail to develop at a rate sufficient to sustain our business.

Our open-source business depends on Linux developers to continue to improve Linux and Linux-based applications that are incorporated into our open-source products.*

Our ability to release major upgrades of MontaVista Linux is largely dependent upon the release of new versions of the Linux kernel. The Linux kernel is the heart of the Linux system software. Linus Torvalds and a small group of engineers are primarily responsible for the development and evolution of the Linux kernel. In addition, other individuals and small groups of developers are responsible for Linux programs tailored to specific tasks or computer architectures. If Mr. Torvalds or these groups of developers fail to further develop the Linux kernel or other programs on which we rely, we will have to either develop them ourselves or rely on another party for development. This development effort could be costly and time consuming, and could delay or entirely prevent our open-source product release and upgrade schedule.

We may be unsuccessful in marketing our open-source products because we encounter widespread negative perceptions about Linux and open source software in general.*

Some people still falsely believe that anyone who writes a software program that runs on Linux will necessarily have to publicly disclose the source code for that software. If a potential customer believes their source code will need to be made public if they use our open-source product, they may be less likely to purchase our open-source product. We devote substantial time and attention helping potential customers understand the legal implications of using our open-source products, including that fact that in most instances, applications developed to run on Linux may be distributed under a proprietary license. In many cases, we are required to address these issues at different levels across an organization (such as at the engineering, managerial and executive levels), which can be very time consuming. We are sometimes unsuccessful at convincing a potential customer that using Linux-based system software will not have negative consequences for that customer. Furthermore, many potential customers believe that they should not be required to pay for our open-source products, since our open-source products are based on open source software. They believe that open source products are all publicly available at no charge. There is also the false belief that distributors of Linux software cannot offer warranties or indemnifications with respect to Linux software. The impact of each of these customer fears or perceptions has been that we could lose potential orders or that our customers could delay purchase decisions, which could significantly lengthen our sales cycle. These perceptions may cause the market for Linux-based products to disappear, fail to further develop or fail to develop at a rate sufficient to sustain our open-source business.

Our open-source software may contain errors or defects that could delay introduction of new products, result in costly remedial expenditures or cause disputes with customers.*

Most of the open-source software that we sell and distribute is developed by third parties with whom we have no business relationship, including thousands of individual software programmers. In order to successfully release our open-source products, we must assemble and test software developed by thousands of disparate sources. Despite our efforts, errors have been and may continue to be found in our open-source products. If errors are discovered, we may not be able to successfully correct them in a timely manner or at all. Errors and failures in our open-source products could result in a loss of, or delay in, market acceptance of our open-source products and could damage our reputation and our ability to convince commercial users of the benefits of Linux-based systems software and other open source software products. In addition, we may need to make significant expenditures of capital resources in order to reduce errors and failures.

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

Our investment portfolio may become impaired by further deterioration of the capital markets. *

Our cash equivalents at March 31, 2010 consisted primarily of an investment in a money market fund, which is invested primarily in United States treasury securities, bonds of government agencies, and corporate bonds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of March 31, 2010, we had no direct holdings in these categories of investments and our indirect exposure to these financial instruments through our holdings in money market instruments was immaterial. As of March 31, 2010, we had no impairment charge associated with our cash equivalents relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from results. Additionally, if our analysis results in impairment to our goodwill, we may be required to record a charge to earnings in our financial statements during a period in which such impairment is determined to exist, which may negatively impact our results of operations.

The complexity of accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could materially affect our financial results for a given period.*

Although we use standardized agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-element license and services transactions. As we increase our transactions to more complex multi-element transactions, negotiation of mutually acceptable terms and conditions may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with the guidance as provided under software revenue recognition; however, bigger and more complex, multi-element transactions may require additional accounting analysis to account for them accurately. Errors in such analysis in any period could lead to unanticipated changes in our revenue accounting practices and may affect the timing of revenue recognition, which could adversely affect our financial results. If we later discover that we have interpreted and applied revenue recognition rules differently than prescribed by generally accepted accounting principles in the U.S., we could be required to devote significant management resources, and incur the expense associated with an audit, restatement or other examination of our financial statements.

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

Risks Related to our Common Stock

The market price of our common stock may be volatile, which could cause the value of your investment to decline. *

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through March 31, 2010, our stock price has fluctuated from a low of $7.61 to a high of $35.60. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Future sales of our common stock in the public market could cause our stock price to fall. *

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2001, we had 44,257,210 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

None.

Use of Proceeds from Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-140660), that was declared effective by the SEC on May 1, 2007. As of March 31, 2010, $53.9 million of the approximately $94.7 million in net proceeds received by us in the offering, after deducting approximately $7.3 million in underwriting discounts, commissions, and $2.8 million in other offering costs, were invested in various interest-bearing instruments, and $40.8 million of the net proceeds had been used for acquisitions, general corporate purposes, including the repayment of the outstanding balances under the term loan with Silicon Valley Bank, general and administrative and manufacturing expenses.

Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (3)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

(1)	Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (No. 001-33435), filed with the SEC on March 2, 2009, and incorporated herein by reference.

(2)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 13, 2007, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 24, 2007, as amended, and incorporated herein by reference.

*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVIUM NETWORKS, INC.

Date: May 7, 2010	By:	/s/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer and Vice President of Finance and Administration and Secretary

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (3)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

(1)	Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (No. 001-33435), filed with the SEC on March 2, 2009, and incorporated herein by reference.

(2)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 13, 2007, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 24, 2007, as amended, and incorporated herein by reference.

*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.