Form 10-Q
period 2010-06-30
CAVIUM NETWORKS, INC.
filed 2010-07-30
CIK 1175609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2010

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at July 27, 2010 was: 44,722,218

CAVIUM NETWORKS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

CAVIUM NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$68,999	$58,918
Accounts receivable, net of allowances of $517 and $367, respectively	31,462	21,958
Inventories	21,142	17,965
Prepaid expenses and other current assets	2,360	2,168

Total current assets	123,963	101,009
Property and equipment, net	15,003	14,972
Intangible assets, net	22,511	25,388
Goodwill	55,789	56,607
Other non-current assets	1,567	1,819

Total assets	$218,833	$199,795

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$9,851	$10,784
Accrued expenses and other current liabilities	7,753	8,444
Deferred revenue	19,497	12,613
Capital lease and technology license obligations, current portion	3,528	3,271

Total current liabilities	40,629	35,112
Capital lease and technology license obligations, net of current portion	4,475	5,741
Other non-current liabilities	2,104	2,569

Total liabilities	47,208	43,422

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, par value $0.001:
10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2010 and December 31, 2009	—	—
Common stock, par value $0.001:
200,000,000 shares authorized; 44,682,637 and 43,507,161 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	45	44
Additional paid-in capital	252,660	234,946
Accumulated deficit	(81,080)	(78,617)

Total stockholders’ equity	171,625	156,373

Total liabilities and stockholders’ equity	$218,833	$199,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenue	$49,853	$22,804	$91,490	$43,186
Cost of revenue	19,519	12,139	36,361	22,953

Gross profit	30,334	10,665	55,129	20,233

Operating expenses:
Research and development	14,894	10,274	28,881	20,265
Sales, general and administrative	13,536	6,526	27,571	12,663

Total operating expenses	28,430	16,800	56,452	32,928

Income (loss) from operations	1,904	(6,135)	(1,323)	(12,695)

Other (expense) income, net:
Interest expense	(105)	(67)	(229)	(146)
Interest income and other	(1,097)	90	(1,209)	224

Total other (expense) income, net	(1,202)	23	(1,438)	78

Income (loss) before income taxes	702	(6,112)	(2,761)	(12,617)
Provision for (benefit from) income taxes	55	56	(298)	84

Net income (loss)	$647	$(6,168)	$(2,463)	$(12,701)

Net income (loss), per common share, basic	$0.01	$(0.15)	$(0.06)	$(0.31)
Shares used in computing basic net income (loss) per common share	44,475	41,212	44,116	41,148

Net income (loss), per common share, diluted	$0.01	$(0.15)	$(0.06)	$(0.31)
Shares used in computing diluted net income (loss) per common share	48,124	41,212	44,116	41,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,463)	$(12,701)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation expense	9,880	5,494
Depreciation and amortization	6,910	7,110
Provision for a note receivable	1,000	—
Loss on disposal of fixed assets	—	47
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(9,319)	(1,238)
Inventories	(3,124)	819
Prepaid expenses and other current assets	(641)	(1,568)
Other assets	215	59
Accounts payable	(433)	252
Accrued expenses and other current and non-current liabilities	243	(752)
Deferred revenue	6,884	(24)

Net cash provided by (used in) operating activities	9,152	(2,502)

Cash flows from investing activities:
Purchases of property and equipment	(3,002)	(1,737)
Proceeds from sales of property and equipment	—	43
Purchases of IP licenses and intangible assets	(380)	(424)
Note receivable	(550)	—
Acquisition of businesses, net of cash acquired	(1,209)	(4,712)

Net cash used in investing activities	(5,141)	(6,830)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	7,781	430
Principal payment of capital lease and technology license obligations	(1,710)	(1,363)
Repurchases of shares of unvested common stock	(1)	(15)

Net cash provided by (used in) financing activities	6,070	(948)

Net increase (decrease) in cash and cash equivalents	10,081	(10,280)
Cash and cash equivalents, beginning of period	58,918	77,027

Cash and cash equivalents, end of period	$68,999	$66,747

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

      The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s condensed consolidated financial position at June 30, 2010, and the condensed consolidated results of its operations for the three months and six months ended June 30, 2010 and 2009, and condensed consolidated statement of cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

      The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Use of Estimates

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. During the six months ended June 30, 2010, there were no significant changes to the significant accounting policies and estimates discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

	As of June 30, 2010	As of December 31, 2009
Percentage of gross accounts receivable
Flextronics	10%	14%

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Percentage of total net revenue
Cisco	24%	18%	25%	20%
Actiontec	*	19%	*	14%
Sumitomo	*	13%	*	10%

*	Represents less than 10% of the consolidated net revenue for the respective period end.

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

      Revenue is recognized upon shipment for sales to distributors with limited rights of returns and price protection if the Company concludes it can reasonably estimate the credits for returns and price adjustments issuable. The Company records an estimated allowance, at the time of shipment, based on the Company’s historical patterns of returns and pricing credits of sales recognized upon shipment. The credits issued to distributors or other customers were not material in the three and six months ended June 30, 2010 and 2009.

      Revenue and costs relating to sales to distributors are deferred if the Company grants more than limited rights of returns and price credits or if it cannot reasonably estimate the level of returns and credits issuable. The Company has a distribution agreement with Avnet, Inc. to distribute the Company’s products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet revenue and costs are deferred until products are sold by Avnet to its end customers. For the three months ended June 30, 2010 and 2009, 6.9% and 5.5%, respectively, and for the six months ended June 30, 2010 and 2009, 6.5% and 5.8%, respectively, of the Company’s net revenues were from products sold by Avnet. Revenue recognition depends on notification from the distributor that product has been sold to Avnet’s end customers. Avnet reports to the Company, on at least a monthly basis, the product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled monthly to the Company’s deferred revenue and cost balances. Accounts receivable from Avnet is recognized and inventory is relieved when title to inventories transfers, which typically takes place at the time of shipment, which is the point in time at which the Company has a legal enforceable right to collection under normal payment terms.

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

    Revenue from software arrangements is recorded when all of the following criteria are met.

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

    The Company allocates revenue between elements in a multiple-element revenue arrangement based on vendor specific objective evidence of fair value (“VSOE”) for each undelivered element. VSOE is based on the price charged when an element is sold separately. The Company enters into multiple-element arrangements that generally include time-based licenses and support that are typically not sold separately. Revenue from such arrangements is deferred and recognized ratably over the term of that support is offered, which is typically 12 months.

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

    In addition, the Company also enters into multiple element arrangements, which consist of the combination of licensed software, support and professional services. Professional services in such arrangements do not involve significant customization, modification or development of software licensed under the time based licenses and are not essential to the functionality of such software. Provided that the total arrangement consideration is fixed and determinable at the inception of the arrangement, the Company allocates the total arrangement consideration to professional services and time based licenses bundled with support based on VSOE for professional services and VSOE for time based licenses bundled with support. Each unit of accounting is then accounted for under the applicable revenue recognition guidance.

    If the Company is unable to establish VSOE for each undelivered element of the arrangement, revenue for the entire arrangement is deferred until the time the Company is able to establish VSOE for the undelivered elements or there is only one remaining undelivered element. When the revenue is deferred, the direct costs incurred in relation to the revenue is deferred and is recorded as deferred costs in prepaid expenses and other current assets.

Deferred revenue

      The Company records deferred revenue for customer billings and advance payments received from customers before the performance obligations have been completed and/or services have been performed. In addition, the Company also records deferred revenue, net of deferred costs on shipments to Avnet. Total net deferred revenue was $19.5 million as of June 30, 2010 and $12.6 million as of December 31, 2009 and comprised of the following:

	As of June 30, 2010	As of December 31, 2009
	(in thousands)
Services / Support and Maintenance	$8,946	$4,211
Software License / Subscription	9,237	7,711
Distributors	1,314	691

	$19,497	$12,613

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Beginning balance	$171	$192	$209	$154
Accruals for warranties issued	83	152	111	352
Settlements made	(75)	(94)	(141)	(256)

Ending balance	$179	$250	$179	$250

Recent Accounting Pronouncements

      In April 2010, the FASB issued Update No. 2010-17, or ASU 2010-17, Revenue Recognition—Milestone Method, which updates the guidance currently included under topic 605, Revenue Recognition. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

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

2. Net Income (Loss) Per Common Share

      The Company calculates basic net income (loss) per common share by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period (excluding shares subject to repurchase). Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common and potentially dilutive shares outstanding during the reporting period. Potentially dilutive securities are composed of incremental common shares issuable upon the exercise of stock options, restricted stock units, and common stock subject to repurchase.

      The following table sets forth the computation of income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net income (loss)	$647	$(6,168)	$(2,463)	$(12,701)

Weighted average common shares outstanding — basic	44,475	41,212	44,116	41,148
Dilutive effect of employee stock plans	3,649	—	—	—

Weighted average common shares outstanding — diluted	48,124	41,212	44,116	41,148

Basic net income (loss) per share	$0.01	$(0.15)	$(0.06)	$(0.31)

Diluted net income (loss) per share	$0.01	$(0.15)	$(0.06)	$(0.31)

      The Company excluded outstanding options of 192,000 and 6.9 million, for the three months and six months ended June 30, 2010 and restricted stock units of 0 and 1.6 million for the three months and six months ended June 30, 2010 from the computation of diluted net income (loss) per common share, because including them would have had an anti-dilutive effect. The Company excluded outstanding options of 7.7 million for the three months and six months ended June 30, 2009, and restricted stock units of 478,000 for the three and six months ended June 30, 2009, from the computation of diluted net income (loss) per common share, because including them would have had an anti-dilutive effect.

3. Fair Value

      At June 30, 2010, all of the Company’s investments were classified as cash equivalents and are comprised of an investments in a money market fund. In accordance with the guidance provided under fair value measurements and disclosures, the Company determined the fair value hierarchy of its financial assets (cash equivalents) in the money market fund as Level 1 input (Level 1 inputs are Quoted prices in active markets for identical assets or liabilities), which approximated $50.1 million and $49.1 million as of June 30, 2010 and December 31, 2009, respectively.

4. Balance Sheet Components

      Inventories

      Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value) and are comprised of the following:

	As of June 30, 2010	As of December 31, 2009
	(in thousands)
Work-in-process	$17,050	$14,492
Finished goods	4,092	3,473

	$21,142	$17,965

      Property and equipment, net, consist of the following:

	As of June 30, 2010	As of December 31, 2009
	(in thousands)
Mask costs and test equipment	$13,916	$11,791
Software, computer and other equipment	20,149	19,352
Furniture, office equipment and leasehold improvements	530	466

	34,595	31,609
Less: accumulated depreciation and amortization	(19,592)	(16,637)

	$15,003	$14,972

      Depreciation and amortization expense was $2.0 million and $1.9 million for the three months ended June 30, 2010 and 2009, respectively and $3.7 million and $4.2 million for the six months ended June 30, 2010 and 2009 respectively.

      The Company leases certain design tools under time-based capital lease arrangements which are included in property and equipment, and they were $11.9 million and $11.2 million at June 30, 2010 and December 31, 2009, respectively. Amortization expense related to assets recorded under capital leases was $956,000 and $717,000 for the three months ended June 30, 2010 and 2009, respectively, and $1.8 million and $1.5 million for the six months ended June 30, 2010 and 2009, respectively.

      Accrued expenses and other current liabilities consist of the following:

	As of June 30, 2010	As of December 31, 2009
	(in thousands)
Accrued compensation and related benefits	$3,316	$3,577
Acquisition related payables	1,059	2,268
Restructuring related payables	670	623
Accrued warranty	179	209
Professional fees	713	688
Income tax payable	—	567
Other	1,816	512

	$7,753	$8,444

      Other non-current liabilities consist of the following:

	As of June 30, 2010	As of December 31, 2009
	(in thousands)
Accrued rent	$768	$884
Restructuring related payables	687	1,036
Income tax payable	649	649

	$2,104	$2,569

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

Amount
(in thousands)
Cash consideration (1)	$10,948
Value of Cavium’s common stock issued	34,296

Total purchase price	$45,244

(1)	Of the total cash consideration of $10.9 million, $8.6 million was paid in 2009, $1.2 million was paid in the six months ended June 30, 2010 and the remaining $1.1 million was unpaid and was recorded as acquisition related liabilities in accrued expenses and other current liabilities. This amount is expected to be paid in the remainder of 2010.

The preliminary purchase price allocation was as follows (in thousands):

As Adjusted
Cash and cash equivalents	$1,207
Accounts receivable	1,370
Prepaid expenses and other assets	1,262
Property and equipment	729
Goodwill	42,756
Identifiable intangibles	14,909
Accounts payable and accrued liabilities	(9,819)
Deferred revenue	(7,170)

Total purchase price	$45,244

Intangible Assets	Estimated Useful Life (in Years)	Amount
		(In thousands)
Existing technology	5.0	$1,295
Subscriber base	7.0	10,485
Customer contracts and relationships	6.0	2,215
Tradename/Trademarks	5.0	914

Total		$14,909

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

      Of the total purchase price, $42.8 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed and goodwill is not deductible for tax purposes. The acquisition of MontaVista is intended to complement the Company’s broad portfolio of multi-core processors to deliver integrated and optimized embedded solutions to the market. These new opportunities, among other factors were the reasons for the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. In the event that the Company determines that the value of goodwill has become impaired, the Company will record a charge for the amount of impairment during the fiscal quarter in which such determination is made.

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

      The following unaudited pro forma financial information for the three months and six months ended June 30, 2009 combines the results for the Company and MontaVista for the three months and six months ended June 30, 2009 (in thousands, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2009	2009
Net revenue	$29,526	$57,873
Net loss	$(8,912)	$(17,778)
Net loss per common share, basic	$(0.21)	$(0.42)
Net loss per common share, diluted	$(0.21)	$(0.42)

6. Goodwill and Intangible Assets, Net

      Goodwill

      The following table presents the changes in the carrying amount of goodwill:

	As of June 30, 2010	As of December 31, 2009
	(in thousands)
Balance at beginning of the period	$56,607	$12,925
Additions	—	43,574
Adjustments	(818)	108

Balance at end of the period	$55,789	$56,607

      The adjustments in goodwill of $818,000 during the six months ended June 30, 2010 were mainly related to purchase price allocation adjustments for the fair value of tangible assets and liabilities acquired in the MontaVista acquisition (See Note 5).

      Intangible assets, net consisted of the following:

	As of June 30, 2010	As of December 31, 2009
	(in thousands)
Existing and core technology — product	$27,750	$27,750
Technology license	10,577	10,196
Customer contracts and relationships	3,181	3,181
Trade name	996	996
Order backlog	540	540

	43,044	42,663
Less: accumulated amortization
Existing and core technology — product	(10,109)	(8,027)
Technology license	(9,197)	(8,389)
Customer contracts and relationships	(508)	(253)
Trade name	(179)	(66)
Order backlog	(540)	(540)

	$22,511	$25,388

Amortization expense was $1.6 million and $1.5 million for the three months ended June 30, 2010 and 2009, respectively and $3.3 million and $2.9 million for the six months ended June 30, 2010 and 2009, respectively. The weighted-average remaining estimated useful lives for intangible assets are approximately 3.6 years for existing and core technology-product and 1.5 years for technology license. The weighted average remaining estimated life of intangible assets in total is approximately 2.4 years. Future amortization expense is estimated to be $3.2 million for the remaining of 2010, $5.3 million for 2011, $4.6 million for 2012, $3.7 million for 2013 and $5.7 million thereafter.

7. Restructuring Accrual

In connection with the acquisition of W&W Communications, Inc. in the fourth quarter of 2008, the Company recorded restructuring liabilities of approximately $880,000. In the third quarter of 2009, the Company made certain changes in estimates of approximately $190,000 to its restructuring accrual as a result of completion of a sub-lease agreement. As of June 30, 2010, $236,000 was recorded as restructuring related payables, net of sub lease income in accrued expenses and other current liabilities. The liabilities are related to an operating lease commitment for one W&W facility, which the Company no longer occupies. The Company expects the W&W obligation to be settled by the end of January 2011 with payments of approximately, $262,000 in 2010 and $37,000 in 2011. The Company expects sub-lease income of approximately $63,000 in 2010.

The Company assumed a facility related restructuring liability with a fair value of approximately $1.3 million from MontaVista. The lease restructuring was initiated by MontaVista before the contemplation of the acquisition by the Company and was related to the operating lease for the portion of the facility that MontaVista no longer occupies. This liability assumed is reflected as Excess Facility Related Cost in the table below. The Company expects the MontaVista obligation to be settled by the end of January 2013 with payments of approximately, $217,000 in 2010, $434,000 in each of 2011 and 2012, and $36,000 in 2013. Of the $1.1 million net balance as of June 30, 2010, $434,000 was recorded as restructuring related payables in accrued expenses and other current liabilities and the remaining $687,000 was recorded in other non-current liabilities.

A summary of the accrued restructuring liabilities, net of related activities, during the three months ended June 30, 2010 is as follows (in thousands):

Excess Facility related costs
Accrued restructuring — December 31, 2009	$1,659
Additions	—
Cash payments and other non-cash adjustments	(302)

Accrued restructuring — June 30, 2010	1,357
Less: current portion	670

Long-term portion	$687

8. Stockholders’ Equity

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

The following table summarizes the details related to activity of early-exercise unvested shares of common stock granted under the 2001 Stock Incentive Plan:

	Number of Unvested Shares Outstanding	Weighted-Average Exercise/Purchase Price
Balance as of December 31, 2009	41,671	$4.59
Issued	—	—
Vested	(15,553)	4.23
Cancelled and forfeited	—	—

Balance as of March 31, 2010	26,118	$4.80
Issued	—	—
Vested	(9,817)	4.86
Cancelled and forfeited	250	3.04

Balance as of June 30, 2010	16,551	$4.74

The following table summarizes the details related to stock options granted and outstanding under the 2007 Equity Incentive Plan and 2001 Stock Incentive Plan:

	Number of Shares Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2009	7,569,097	$9.84
Options granted	419,500	24.16
Options exercised	(686,906)	8.28
Options cancelled and forfeited	(238,944)	16.40

Balance as of March 31, 2010	7,062,747	$10.62
Options granted	233,250	25.70
Options exercised	(312,081)	6.71
Options cancelled and forfeited	(32,526)	14.58

Balance as of June 30, 2010	6,951,390	$11.28

The following table summarizes the details related to restricted stock units granted and outstanding under the 2007 Equity Incentive Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2009	842,536	$17.49
Granted	792,940	24.16
Issued and released	(63,143)	17.33
Cancelled and forfeited	(8,935)	22.13

Balance as of March 31, 2010	1,563,398	$20.86
Granted	192,349	25.79
Issued and released	(113,596)	20.46
Cancelled and forfeited	(18,197)	21.60

Balance as of June 30, 2010	1,623,954	$21.46

For restricted stock units, or RSUs, stock-based compensation expense is calculated based on the market price of the Company’s common stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.

      As of June 30, 2010, there was $30.1 million of unrecognized compensation costs related to RSUs granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.28 years.

Stock-Based Compensation

The Company recognizes stock-based compensation for options and RSUs granted to employees in accordance with the fair value recognition provisions authoritative guidance as provided under stock-based compensation. The following table presents the detail of stock-based compensation expense amounts included in the consolidated statement of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Cost of revenue	$260	$80	$513	$167
Research and development	2,350	1,397	4,507	2,613
Sales, general and administrative	2,541	1,428	4,860	2,714

	$5,151	$2,905	$9,880	$5,494

The total stock-based compensation cost capitalized as part of inventory as of June 30, 2010 and 2009 was $262,000 and $197,000, respectively.

The fair value of each employee option grant for the three months and six months ended June 30, 2010 and 2009, respectively, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Risk-free interest rate	1.55% -2.09%	2.19%	2.09%	1.52% to 2.19%
Expected life	4.53 years	4.53 - 4.75 years	4.53 years	4.53 -4.75 years
Dividend yield	0%	0%	0%	0%
Volatility	57.30%	63.4% to 63.5%	57.30%	63.4% to 63.7%

The estimated weighted-average grant date fair value of options granted were $12.26 and $6.92 for the three months ended June 30, 2010 and 2009, respectively, and $11.89 and $8.99 for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, there was $22.7 million of unrecognized compensation costs related to stock options granted under the Company’s 2007 and 2001 Stock Incentive Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.56 years.

9. Income Taxes

For the three months ended June 30, 2010 and 2009, the provision for (benefit from) income taxes was based on the estimated annual effective tax rate. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the provision for (benefit from) income taxes and the effective tax rates for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Income (loss) before provision for income taxes	$702	$(6,112)	$(2,761)	$(12,617)
Provision for (benefit from) income taxes	$55	$56	$(298)	$84
Effective tax rate	7.8%	-0.9%	10.8%	-0.7%

In the three and six months ended June 30, 2010, the Company recorded a tax provision of $55,000 and a tax benefit of $298,000, respectively as compared to a provision for income taxes of $56,000 and $84,000 for the three and six months ended June 30, 2009, respectively. The tax provision for the three months ended June 30, 2010 was primarily related to international and state income taxes. The tax benefit for the six months ended June 30, 2010 was primarily related to the utilization of net operating losses for federal and state income tax purposes offset by foreign income taxes on the earnings of the Company’s foreign operations. The provision for the three and six months ended June 30, 2009 was primarily related to federal alternative minimum taxes, international and state income taxes. The difference between the provision for income taxes that would be derived by applying the statutory rate to the Company’s income (loss) before tax and the tax expense or benefit actually recorded for either period is primarily due to the impact on non-deductible stock based compensation charges and other non-deductible items offset by the use of net operating loss carryforwards available for use under applicable statutes.

The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. The valuation allowance is determined in accordance with the provisions of income taxes which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. The Company currently intends to maintain a full valuation allowance on its deferred tax assets in the United States until sufficient positive evidence exists to support reversal of the valuation allowance. When sufficient positive evidence exists to support the reversal of the valuation allowance, the Company would recognize a benefit to the provision for income taxes in the period in which this determination is made. If such a benefit is recognized, subsequent periods may have a higher provision expense.

As of June 30, 2010 and December 31, 2009, the Company had unrecognized tax benefits of $4.9 million and $4.9 million, respectively. Of the $4.9 million at June 30, 2010, approximately $2.7 million is related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The Company’s major tax jurisdictions are the United States federal government, the state of California, Japan and Singapore. The Company files income tax returns in the United States federal jurisdiction, the state of California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The United States federal corporation income tax returns beginning with the 2000 tax year remain subject to examination by the Internal Revenue Service, or IRS. The California corporation income tax returns beginning with the 2000 tax year remain subject to examination by the California Franchise Tax Board. There are no on-going tax audits in the major tax jurisdictions.

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

In the fourth quarter of 2009, the Company completed the acquisition of MontaVista. As a result of the MontaVista acquisition, the Company’s total software and services now accounts for a more significant portion of its overall business. The financial model, type of products and services, nature of the production process and sales and distribution process for the Company’s software and services business differs from that of its semiconductor processor business. In addition, the narrative the Company uses to communicate its financial information to investors has now evolved to treat its software and services business separately. Furthermore, the CODM reviews financial information separately for the Company’s software and services business for purpose of evaluating financial performance and allocating resources. As such, in accordance with segment reporting guidance, effective 2010, the Company has determined that it operates two reportable segments (1) semiconductor products and (2) software and services. The Company has updated its fiscal 2009 segment financial information to conform to fiscal 2010 measures used by the CODM.

The two reportable segments are based upon the Company’s internal organizational structure, the manner in which the operations are managed, the criteria used by the CODM to evaluate segment performance and the availability of separate financial information. The accounting policies for the segment reporting are same as for the Company as a whole. The financial information used by the Company’s CODM to evaluate segments results are net revenue and income (loss) from segment operations.

Segment financial information for the Company’s reportable segments was as follows:

	For the three months ended June 30, 2010		For the six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net revenue:
Semiconductor products	$43,993	$21,957	$79,299	$39,982
Software and services	5,860	847	12,191	3,204

Total consolidated net revenue	$49,853	$22,804	$91,490	$43,186

Segment income (loss):
Semiconductor products	$12,218	$126	$20,457	$(2,250)
Software and services	429	415	617	2,602

Total segment income (loss) from operations	$12,647	$541	$21,074	$352

The following is a reconciliation of the total segment income (loss) from operations to the amounts reported on the condensed consolidated financial statements:

	For the three months ended June 30, 2010		For the six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Segment income (loss) from reportable segments	$12,647	$541	$21,074	$352
Unallocated stock compensation and related taxes	(5,439)	(2,982)	(10,653)	(5,604)
Amortization of acquired intangible assets	(1,224)	(1,056)	(2,448)	(2,161)
Acquisition related expenses	(1,928)	(1,185)	(5,465)	(2,244)
Unallocated corporate, general and administrative expenses	(2,152)	(1,453)	(3,831)	(3,038)

Total consolidated income (loss) from operations	1,904	(6,135)	(1,323)	(12,695)
Other (expense) income, net	(1,202)	23	(1,438)	78

Total consolidated income(loss) before income taxes	$702	$(6,112)	$(2,761)	$(12,617)

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods indicated were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
United States	$17,075	$7,837	$33,352	$18,196
China	13,116	7,076	22,384	11,200
Taiwan	7,593	2,650	14,654	5,119
Japan	4,753	3,257	8,441	5,021
Other countries	7,316	1,984	12,659	3,650

Total	$49,853	$22,804	$91,490	$43,186

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

Minimum commitments under non-cancelable operating and capital lease agreements, excluding accrued restructuring liability (See Note 7) as of June 30, 2010 were as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
2010	$1,884	$1,417	$3,301
2011	3,570	2,126	5,696
2012	3,021	1,386	4,407
2013	—	310	310

	$8,475	$5,239	$13,714
Less: Interest component	(472)

Present value of minimum lease payment	8,003
Less: current portion	(3,528)

Long-term portion of obligations	$4,475

Rent expense incurred under operating leases was $767,000 and $483,000 for the three months ended June 30, 2010 and 2009, respectively, and $1.5 million and $997,000 for the six months ended June 30, 2010 and 2009, respectively.

The capital lease and technology license obligations include future cash payments payable primarily for license agreements with outside vendors. The significant obligations which have outstanding payments as of June 30, 2010 relates to a license agreement, which was entered into in October 2009 for certain design tools totaling $9.5 million, with 12 installment payments. The term of the license will expire in October 2012. The present value of the installment payments has been capitalized and is amortized over three years, and included within capital lease and technology license obligations on consolidated balance sheets. As of June 30, 2010, $2.2 million of the total $9.5 million due under the license agreement was paid. Further, the Company entered into a licensing agreement in April 2010 for certain design tools totaling $950,000, which has been capitalized and is amortized over three years, and included within capital lease and technology license obligations on the consolidated balance sheet. As of June 30, 2010, $100,000 of the total $950,000 due under the license agreement was paid.

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

From our incorporation in 2000 through 2003, we were primarily engaged in the design and development of our first processor family, NITROX, which we began shipping commercially in 2003. In 2004, we introduced and commenced commercial shipments of NITROX Soho. In 2006, we commenced our first commercial shipments of our OCTEON family of multi-core MIPS64® processors. We introduced a number of new products within all three of these product families in 2006. In 2007 we introduced our new line of OCTEON based storage services processors designed to address the specific needs in the storage market, as well as other new products in the OCTEON and NITROX families. In 2008, we expanded our OCTEON and NITROX product families with new products including wireless services processors to address the needs for wireless infrastructure equipment. In 2009, we announced the next generation OCTEON II Internet Application Processor (“IAP”) family multi-core MIPS64® processors, with one to 32 cores to address next generation networking applications supporting converged voice, video, data mobile traffic and services. In addition, in 2009, we expanded our NITROX product family offering to include the NITROX DPI processor, which facilitates several significant enhancements and increased performance.

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

Since inception, we have invested heavily in new product development and our net revenue has grown from $19.4 million in 2005 to $34.2 million in 2006, $54.2 million in 2007, $86.6 million in 2008, $101.2 million in 2009 and $49.9 million in the six months ended June 30, 2010, driven primarily by demand in the enterprise network and data center markets, and more recently in 2009 the revenue growth was mainly due to increased demand in the broadband and consumer markets. We expect sales of our products for use in the enterprise network and data center markets to continue to represent a significant portion of our revenue in the foreseeable future, however, we do expect growth in the broadband and consumer as well as the access and servicer provider markets.

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

In addition, with the acquisition of MontaVista in December 2009, our total software and services revenue now accounts for a more significant portion of our total revenue. The net revenue for our software and services are primarily derived from the sales of time-based software licenses, software maintenance and support, and from professional services arrangements and training. Our MontaVista offerings include open source, commercial-grade Linux operating systems, support, and a complete set of development tools and professional services, designed to allow our customers to develop, run, and manage their device products faster, better, at lower cost and more reliably. The revenue generated from the software products acquired in our MontaVista acquisition in December 2009 contributed to our overall growth in the three and six months ended June 30, 2010.

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

Results of Operations

Three and six months ended June 30, 2010 and 2009

Net Revenue. Our net revenue consists primarily of sales of our semiconductor products to providers of networking equipment and their contract manufacturers and distributors. Initial sales of our products for a new design are usually made directly to providers of networking equipment as they design and develop their product. Once their design enters production, they often outsource their manufacturing to contract manufacturers that purchase our products directly from us or from our distributors. We price our products based on market and competitive conditions and periodically reduce the price of our products, as market and competitive conditions change, and as manufacturing costs are reduced. We do not experience different margins on direct sales to providers of networking equipment and indirect sales through contract manufacturers because in all cases we negotiate product pricing directly with the providers of networking equipment. In addition, we also derive revenue from the sales of time-based software licenses, software maintenance and support, and from professional services arrangements and training. To date, most of our revenue is denominated in U.S. dollars.

Our end customers representing greater than 10% of net revenue for each of the periods were:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Percentage of total net revenue
Cisco	24%	18%	25%	20%
Actiontec	*	19%	*	14%
Sumitomo	*	13%	*	10%

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. During the quarter ended June 30, 2007, we signed a distribution agreement with Avnet, Inc. to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet, revenue and costs are deferred until products are sold by Avnet to their end customers. For the three months ended June 30, 2010 and 2009, 6.9% and 5.5%, respectively, and for the six months ended June 30, 2010 and 2009, 6.5% and 5.8%, respectively, of our net revenues were from products sold by Avnet. Revenue recognition depends on notification from Avnet that product has been sold to Avnet’s end customers.

Our distributors, other than Avnet are used primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through distributors was $17.2 million and $8.5 million for the three months ended June 30, 2010 and 2009 respectively, which accounted for 34.5% and 37.3% of net revenue, respectively, and $31.3 million and $15.2 million for the six months ended June 30, 2010 and 2009, respectively, which accounted for 34.2% and 35.2% of net revenue, respectively. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods indicated were:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
United States	$17,075	$7,837	$33,352	$18,196
China	13,116	7,076	22,384	11,200
Taiwan	7,593	2,650	14,654	5,119
Japan	4,753	3,257	8,441	5,021
Other countries	7,316	1,984	12,659	3,650

Total	$49,853	$22,804	$91,490	$43,186

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

Our net revenue, cost of revenue, gross profit and gross margin for the three and six months ended June 30, 2010 and 2009 were:

	For the three months ended June 30,		change	% change	For the six months ended June 30,		change	% change
	2010	2009			2010	2009
	(in thousands)				(in thousands)
Net revenue	$49,853	$22,804	$27,049	118.6%	$91,490	$43,186	$48,304	111.9%
Cost of revenue	19,519	12,139	7,380	60.8%	36,361	22,953	13,408	58.4%

Gross Profit	$30,334	$10,665	$19,669	184.4%	$55,129	$20,233	$34,896	172.5%

Gross Margin	60.8%	46.8%	14.2%	30.3%	60.3%	46.9%	13.5%	28.8%

Three and Six Months ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009: Net Revenue. Our net revenue was $49.9 million in the three months ended June 30, 2010, as compared to $22.8 million in the three months ended June 30, 2009, an increase of $27.1 million, or 118.6%. Our net revenue was $91.5 million in the six months ended June 30, 2010, as compared to $43.2 million in the six months ended June 30, 2009, an increase of $48.3 million, or 111.9%. The increase in net revenue in the three and six months ended June 30, 2010 was mainly attributable to the increase in sales of $21.2 million and $37.0 million, respectively, in the enterprise network and data center and access and service provider markets due to increase in demand for our new and existing products from our top five customers. Net revenue in our software and services segment increased in the three and six months ended June 30, 2010, by $5.0 million and $9.0 million, respectively, due mainly to software products resulting from our acquisition of MontaVista completed in 2009. In addition, net revenue increase of $368,000 and $1.8 million, in the three and six months ended June 30, 2010, respectively, in broadband and consumer markets contributed to our overall growth.

Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009: Cost of Revenue and Gross Margin. Gross margin increased from 46.8% in the three months ended June 30, 2009 to 60.8 % in the three months ended June 30, 2010, an increase of 14.2 percentage points and from 46.9% in the six months ended June 30, 2009 to 60.3% in the six months ended June 30, 2010, an increase of 13.5 percentage points. The increase in gross margin in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 was primarily due to decreased product cost associated with fabricated wafers and assembly and test costs. In addition, to a lesser extent, gross margin improvement was a result of a favorable product sales mix of increased sales of higher margin products and services.

Research and Development Expenses

Research and development expenses primarily include personnel costs, engineering design development software and hardware tools, allocated facilities expenses and depreciation of equipment used in research and development, and stock-based compensation.

Total research and development expenses for the three and six months ended June 30, 2010 and 2009 were:

`	For the three months ended June 30,		change	% change	For the six months ended June 30,		change	% change
	2010	2009			2010	2009
	(in thousands)				(in thousands)
Research and development expenses	$14,894	$10,274	$4,620	45.0%	$28,881	$20,265	$8,616	42.5%
Percent of total net revenue	29.9%	45.1%	-15.2%	-33.6%	31.6%	46.9%	-15.4%	-32.6%

Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009: Research and development expenses increased by $4.6 million and $8.6 million, or 45.0% and 42.5% to $14.9 million and $28.9 million, in the three and six months ended June 30, 2010 from $10.3 million and $20.3 million in the three and six months ended June 30, 2009. Of the $4.6 million and $8.6 million increase in the three and six months ended June 30, 2010 and 2009, respectively, salaries and benefits accounted for $2.0 million and $3.4 million, respectively and stock-based compensation expense accounted for $1.1 million and $2.4 million, respectively in each case due to increased headcount mainly resulting from the Monta Vista acquisition completed in 2009. Consulting services, amortization of intangible assets and other miscellaneous expenses accounted for $1.5 million and $2.8 million of the increase in the three and six months ended June 30, 2010 and 2009 respectively. Research and development headcount increased to 324 at the end of June 2010 from 222 at the end of June 2009.

Sales, General and Administrative Expenses

Sales, general and administrative expenses primarily include personnel costs, accounting and legal fees, information systems, sales commissions, trade shows, marketing programs, depreciation, allocated facilities expenses and stock-based compensation. Total sales, general and administrative costs for the three and six months ended June 30, 2010 and 2009 were:

	For the three months ended June 30,		change	% change	For the six months ended June 30,		change	% change
	2010	2009			2010	2009
	(in thousands)				(in thousands)
Sales, general and administrative	$13,536	$6,526	$7,010	107.4%	$27,571	$12,663	$14,908	117.7%
Percent of total net revenue	27.2%	28.6%	-1.5%	-5.1%	30.1%	29.3%	0.8%	2.8%

Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009: Sales, general and administrative expenses increased $7.0 million and $14.9 million, or 107.4% and 117.7% to $13.5 million and $27.6 million, respectively, in the three and six months ended June 30, 2010 from $6.5 million and $ 12.7 million, respectively in the three and six months ended June 30, 2009. Of the $7.0 million and $14.9 million increase in the three and six months ended June 30, 2010, respectively, salaries, benefits and commissions accounted for $3.8 million and $8.9 million, respectively, and stock-based compensation expense accounted for $1.3 million, and $2.5 million, respectively, in each case due to increased headcount. Professional services, trade shows and other miscellaneous expenses accounted for $1.9 million and $3.5 million of the increase in the three and six months ended June 30, 2010, respectively. Sales, general and administrative headcount increased to 151 at the end of June 2010 from 79 at the end of June 2009.

Other Income, Net. Other income, net, primarily includes the interest expense component associated with the installment payment of capitalized licenses and, to a lesser extent, includes interest income on cash and cash equivalents.

	For the three months ended June 30,		change	% change	For the six months ended June 30,		change	% change
	2010	2009			2010	2009
	(in thousands)				(in thousands)
Interest income and other	$(1,097)	$90	$(1,187)	-1318.9%	$(1,209)	$224	$(1,433)	-639.7%
Interest expense	(105)	(67)	(38)	56.7%	(229)	(146)	(83)	56.8%

Total other (expense) income, net	$(1,202)	$23	$(1,225)	-5326.1%	$(1,438)	$78	$(1,516)	-1943.6%

Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009: Other income, net decreased in the three and six months ended June 30, 2010 due primarily to the provision for a note receivable of $1.0 million that the Company deemed uncollectible at the end of June 2010. . the remaining expense was due to higher currency loss resulting from balance sheet remeasurement and higher interest expense associated with installment payment of capitalized leases. In addition, lower interest income resulting from lower short-term U.S. interest rates in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 contributed to overall other expense.

Provision for (benefit from) Income Taxes. For the three and six months ended June 30, 2010 and 2009, respectively, the provision for (benefit from) income taxes was based on our estimated annual effective tax rate in compliance with the guidance provided under income taxes. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the provision for (benefit from) income taxes and the effective tax rates for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Income (loss) before provision for income taxes	$702	$(6,112)	$(2,761)	$(12,617)
Provision for (benefit from) income taxes	$55	$56	$(298)	$84
Effective tax rate	7.8%	-0.9%	10.8%	-0.7%

In the three and six months ended June 30, 2010, we recorded a tax provision of $55,000 and a tax benefit of $298,000, respectively, as compared to a provision for income taxes of $56,000 and $84,000 for the three and six months ended June 30, 2009, respectively. The tax provision for the three months ended June 30, 2010 was primarily related to international and state income taxes. The tax benefit for the six months ended June 30, 2010 was primarily related to the utilization of net operating losses for federal and state income tax purposes offset by foreign income taxes on the earnings of our foreign operations. The tax provision for the three and six months ended June 30, 2009 was primarily related to federal alternative minimum taxes, international and state income taxes. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income (loss) before tax and the tax expense or benefit actually recorded for either period is primarily due to the impact on non-deductible stock based compensation charges and other non-deductible items offset by the use of net operating loss carryforwards available for use under applicable statutes.

We currently continue to maintain a full valuation allowance on our U.S. net deferred tax assets in the United States until sufficient positive evidence exists, including history of taxable income, to support reversal of the valuation allowance. When sufficient positive evidence exists to support the reversal of the valuation allowance, we would recognize a benefit to the provision for income taxes in the period in which this determination is made. If such a benefit is recognized, subsequent periods may have a higher provision expense.

As of June 30, 2010 and December 31, 2009, we had unrecognized tax benefits of $4.9 million and $4.9 million, respectively. Of the $4.9 million at June 30, 2010, approximately $2.7 million is related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next 12 months. We do not expect any material changes to the estimated amount of liability associated with our uncertain tax positions within the next 12 months.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $69.0 million and net accounts receivable of $31.6 million.

Following is a summary of our working capital and cash and cash equivalents as of June 30, 2010 and December 31, 2009:

	As of
	June 30, 2010	December 31, 2009
	(in thousands)
Working capital	$83,334	$65,897
Cash and cash equivalents	$68,999	$58,918

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Net cash provided by (used in) operating activities	$9,152	$(2,502)
Net cash used in investing activities	$(5,141)	$(6,830)
Net cash provided by (used in) financing activities	$6,070	$(948)

Cash Flows from Operating Activities

Net cash from operating activities increased by $11.7 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in our cash flows from operations was primarily due to lower net loss of $10.2 million and higher non-cash expenses of $5.1 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in non-cash expenses was mainly attributable to higher stock-based compensation due to increased headcount resulting from the acquisition of MontaVista completed in 2009 and due to the provision for a note receivable of $1 million that the Company deemed uncollectible at the end of June 2010. In addition, a decrease of $3.7 million in changes in assets and liabilities in the six months ended June 30, 2010 compared to six months ended June 30, 2009, offset the overall increase in cash from operations. The decrease in changes was mainly due to increase in accounts receivable and inventories due to increases in net revenue combined with increase in deferred revenue from subscription-based licenses and professional service arrangements resulting from our acquisition of MontaVista.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $1.7 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease was mainly due to lower acquisition related cash payments made in 2010 compared to 2009.

Cash Flows from Financing Activities

Net cash from financing activities increased by $7.0 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase was mainly due to higher proceeds from exercises of stock options in 2010 compared to 2009.

Cash equivalents consist primarily of an investment in a money market fund. As of June 30, 2010, we have not experienced any impairment charges due to such concentration of credit risk. We believe that our $69.0 million of cash and cash equivalents at June 30, 2010 and expected cash flows from operations will be sufficient to fund our projected operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of June 30, 2010, we believe our exposure related to the indemnities at June 30, 2010 is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of June 30, 2010 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 to 2 Years	3 to 5 Years	More Than 5 Years	Total
Operating lease obligations	$2,480	$2,449	$310	$—	$5,239
Capital lease obligations	3,840	4,635	—	—	8,475

Total	$6,320	$7,084	$310	$—	$13,714

As of June 30, 2010, the liability for uncertain tax positions was $649,000. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

In addition to the contractual obligations noted in the table above, as of June 30, 2010, of the $10.9 million cash consideration for the purchase of MontaVista pursuant to the merger agreement, $1.1 million was unpaid and held in escrow and we expect to pay the amount by the end of 2010.

Critical Accounting Policies and Estimates

The preparation of our financial statements and accompanying disclosures in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The SEC has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) stock-based compensation; (3) inventory valuation; (4) accounting for income taxes; (5) mask costs; (6) business combinations and (7) goodwill and purchased intangible assets. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. Management believes that there have been no significant changes during the six months ended June 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

Recent Accounting Pronouncements

Please refer to the recent accounting pronouncements listed in the footnote 1 of the financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the six months ended June 30, 2010, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 1, 2010.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed second quarter ending on June 30, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We have a limited history of profitability, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.*

We were established in 2000. Our first quarter of profitability since then was the quarter ended September 30, 2007 and we remained profitable until the quarter ended December 31, 2008. We incurred a net loss of $2.5 million and a net loss of $12.7 million the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, our accumulated deficit was $81.1 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. As a public company, we also incur significant legal, accounting and other expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods may not be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur losses in the future.

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

We receive a substantial portion of our revenues from a limited number of customers, and the loss of, or a significant reduction in, orders from one or a few of our major customers would adversely affect our operations and financial condition. *

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 43.7% and 53.0% of our net revenues from our top five customers for the six months ended June 30, 2010 and 2009, respectively. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and in some cases the portion of our revenues attributable to certain customers may increase in the future. However, we may not be able to maintain or increase sales to certain of our top customers for a variety of reasons, including the following:

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

We have experienced significant growth in a short period of time. Our net revenues increased from approximately $7.4 million in 2004 to approximately $19.4 million in 2005, $34.2 million in 2006, $54.2 million in 2007, $86.6 million in 2008 and $101.2 million in 2009. We may not achieve similar growth rates in future periods. One should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

Because a significant portion of our software and licenses revenues is derived from subscription-based software licenses, we are dependent upon the ability of our customers to develop and penetrate new markets successfully, and to develop new products for existing markets.*

Our subscription-based license revenues depend both upon our ability to successfully negotiate such license agreements with our customers and, in turn, upon our customers’ successful commercialization of their underlying products. As our open source business grows, we may not be able to rely on receiving per unit fees from our customers. For our open source business, we may instead need to rely on other fees to compensate for the subscription-based license fees that we have traditionally received for our proprietary products. Also, we derive significant revenues from customers that develop products in highly competitive and technologically complex markets such as the internet infrastructure, server and storage, digital consumer, aerospace and defense, industrial control, medical equipment, gaming, office automation and automotive markets. If these customers sell fewer products or otherwise face significant economic difficulties, particularly in the current global economic recession, our revenues may decline.

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

We have a limited operating history, and we may have difficulty accurately predicting our future revenues for the purpose of appropriately budgeting and adjusting our expenses. *

We were established in 2000. Since we had only six quarters of operating profitability, we do not have an extended history from which to predict and manage profitability. Our limited operating experience, a dynamic and rapidly evolving market in which we sell our products, our dependence on a limited number of customers, as well as numerous other factors beyond our control, including general market conditions, impede our ability to forecast quarterly and annual revenues accurately. As a result, we could experience budgeting and cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which could make it difficult for us to attain and maintain profitability and could increase the volatility of the market price of our common stock.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our independent registered public accounting firm to evaluate and assess the effectiveness of our internal control over financial reporting. These Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. In the future, we may discover areas of our internal control over financial reporting that need improvement. If our independent registered public accounting firm or we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our rapid growth in recent years and our possible future expansion through acquisitions, present challenges to maintain the internal control and disclosure control standards applicable to public companies. If we fail to maintain effective internal controls, we could be subject to regulatory scrutiny and sanctions and investors could lose confidence in the accuracy and completeness of our financial reports.

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

Our open source business could be seriously harmed by the outcome of lawsuits challenging the use and distribution of Linux-based software products.*

We rely on Linux system software as the basis of our software products. Several lawsuits have been filed challenging the right to use and/or distribute Linux system software and software applications based on Linux. We expect that further lawsuits could be filed in the future. It is impossible to estimate or anticipate all of the financial or other impacts the results of these litigation matters could have on our business. Success by a plaintiff in one or more of these lawsuits could have a material adverse effect on our open source business.

Legal uncertainty surrounding the use and distribution of open source software may cause the market for Linux-based products to disappear, fail to further develop or fail to develop at a rate sufficient to sustain our business.*

The majority of our open source software products are licensed from third parties under the GNU General Public License (the “GPL”) , and similar open source licenses. There remains some significant confusion among our customers about the scope of their obligations and rights with respect to using and distributing Linux-based products. One element of this confusion is whether the GPL and other open source licenses require customers to (i) make all of the source code for their products available to the public, and/or (ii) license all of the code underlying such products under an open source license. There is little or no legal precedent for interpreting the terms of the GPL and similar open-source licenses, including the determination of which types of programs or products would be considered derived works and thus potentially subject to the terms of such open source licenses. If this confusion remains, increases or is prolonged by litigation, the market for Linux-based products may disappear, fail to further develop or fail to develop at a rate sufficient to sustain our open-source business.

Our open source business depends on Linux developers to continue to improve Linux and Linux-based applications that are incorporated into our open source products.*

Our ability to release major upgrades of MontaVista Linux is largely dependent upon the release of new versions of the Linux kernel. The Linux kernel is the heart of the Linux system software. Linus Torvalds and a small group of engineers are primarily responsible for the development, evolution and maintenance of the Linux kernel. In addition, other individuals and small groups of developers are largely responsible for Linux programs tailored to specific tasks or computer architectures. If Mr. Torvalds or other key developers fail to further develop the Linux kernel or other programs on which we rely, we will have to either develop them ourselves or rely on another party for development. This development effort could be costly and time consuming, and could delay or entirely prevent our open-source product release and upgrade schedule.

We may be unsuccessful in marketing our open source products because we encounter widespread negative perceptions about Linux and open source software in general.*

Some people still falsely believe that anyone who writes a software program that runs on Linux will necessarily have to publicly disclose the source code for that software. If a potential customer believes their source code will need to be made public if they use our open source product, they may be less likely to purchase our open source product. We devote substantial time and attention helping potential customers understand the legal implications of using our open source products, including that fact that in most instances, applications developed to run on Linux may be distributed under a proprietary license. In many cases, we are required to address these issues at different levels across an organization (such as at the engineering, managerial and executive levels), which can be very time consuming. We are sometimes unsuccessful at convincing a potential customer that using Linux-based system software will not have negative consequences for that customer. Furthermore, many potential customers believe that they should not be required to pay for our open source products, since our open-source products are based on open source (also sometimes called “free”) software. They believe that open source products are all publicly available at no charge. There is also the misconception that distributors of Linux software cannot offer warranties or indemnifications with respect to Linux software. Each of these customer fears or misperceptions could cause us to lose potential orders or cause our customers to delay purchase decisions, which could significantly lengthen our sales cycle. These misperceptions could cause the market for Linux-based products to disappear, fail to further develop, or fail to develop at a rate sufficient to sustain our open source business.

Our open source software may contain errors or defects that could delay introduction of new products, result in costly remedial expenditures or cause disputes with customers.*

Most of the open source software that we sell and distribute is developed by third parties with whom we have no business relationship, including thousands of individual software programmers. In order to successfully release our open source products, we must assemble and test software developed by thousands of disparate sources. Despite our efforts, errors have been and may continue to be found in our open source products. If errors are discovered, we may not be able to successfully correct them in a timely manner or at all. Errors and failures in our open source products could result in a loss of, or delay in, market acceptance of our open-source products and could damage our reputation and our ability to convince commercial users of the benefits of Linux-based systems software and other open source software products. In addition, we may need to make significant expenditures of capital resources in order to reduce errors and failures.

We face intense competition related to our open source products, and expect competition to increase in the future, which could reduce our open source-related revenue and customer base. *

The market for Linux-based systems software is highly competitive, and we expect competition to intensify in the future. We consider the primary competitors for our Monta Vista software products to be Wind River Systems, Inc., a subsidiary of Intel Corporation and, to a lesser extent, Canonical Programming, inc. and Mentor Graphics Corporation. In addition, potential customers for our open - source products may believe that they can build their own open - source product cheaper or more efficiently than purchasing our products.

In addition to competitors in the business of distributing a commercial Linux-based operating system, we face competition from certain hardware companies who offer Linux-based operating systems and related software components at little or no charge. We also face competition from Linux-based software distributions provided by new and emerging consortiums and software stacks such as Meego, Linaro, Moblin and Android. And because, apart from such hardware vendors and consortiums, there is a large Linux code base generally available at no charge, certain customers or potential customers have made, and will continue to make, efforts to develop their own Linux-based operating system without purchasing or otherwise obtaining it from a third-party vendor. To the extent that the quality and availability of non-commercial Linux-based operating system software continues to improve, it could have a material adverse effect on our ability to sell open source software.

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

Our investment portfolio may become impaired by further deterioration of the capital markets. *

Our cash equivalents at June 30, 2010 consisted primarily of an investment in a money market fund, which is invested primarily in United States treasury securities, bonds of government agencies, and corporate bonds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of June 30, 2010, we had no direct holdings in these categories of investments and believe that our indirect exposure to these financial instruments through our holdings in money market instruments was immaterial. As of June 30, 2010, we had no impairment charge associated with our cash equivalents relating to such adverse financial market conditions. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

Risks Related to our Common Stock

The market price of our common stock may be volatile, which could cause the value of your investment to decline. *

  The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through June 30, 2010, our stock price has fluctuated from a low of $7.61 to a high of $35.60. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Future sales of our common stock in the public market could cause our stock price to fall. *

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2010, we had 44,682,637 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

    None.

Use of Proceeds from Sale of Registered Securities

    Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-140660), that was declared effective by the SEC on May 1, 2007. As of June 30, 2010, $53.8 million of the approximately $94.7 million in net proceeds received by us in the offering, after deducting approximately $7.3 million in underwriting discounts, commissions, and $2.8 million in other offering costs, were invested in various interest-bearing instruments, and $40.9 million of the net proceeds had been used for acquisitions, general corporate purposes, including the repayment of the outstanding balances under the term loan with Silicon Valley Bank, general and administrative and manufacturing expenses.

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ending June 30, 2010:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 - April 30, 2010	—	—	Not applicable	Not applicable
May 1, 2010 - May 31, 2010	—	—	Not applicable	Not applicable
June 1, 2010 - June 30, 2010	250	$3.04	Not applicable	Not applicable

	250	$3.04

(1)	Represents shares of our common stock repurchased by us from employees upon termination of service pursuant to the terms and conditions of our 2001 Stock Incentive Plan, which permits us to elect to purchase such shares at the original issuance price.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Removed and Reserved

Item 5. Other Information

    None

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant(2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (3)

10.1	Employment Offer Letter, dated March 22, 2010, between Registrant and Manoj Gujral

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (No. 001-33435), filed with the SEC on March 2, 2009, and incorporated herein by reference.

(2)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

**	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVIUM NETWORKS, INC.

Date: July 30, 2010	By:	/s/ ARTHUR D. CHADWICK
Arthur D. Chadwick Chief Financial Officer and Vice President of Finance and Administration and Secretary

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (3)

10.1	Employment Offer Letter, dated March 22, 2010, between Registrant and Manoj Gujral

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (No. 001-33435), filed with the SEC on March 2, 2009, and incorporated herein by reference.

(2)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

**	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.