Form 10-Q
period 2010-09-30
CAVIUM NETWORKS, INC.
filed 2010-10-29
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at October 26, 2010 was: 45,101,487

CAVIUM NETWORKS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CAVIUM NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$83,255	$58,918
Accounts receivable, net of allowances of $408 and $367, respectively	31,725	21,958
Inventories	22,697	17,965
Prepaid expenses and other current assets	3,440	2,168

Total current assets	141,117	101,009
Property and equipment, net	14,021	14,972
Intangible assets, net	28,658	25,388
Goodwill	55,789	56,607
Other non-current assets	1,488	1,819

Total assets	$241,073	$199,795

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,274	$10,784
Accrued expenses and other current liabilities	6,855	8,444
Deferred revenue	19,820	12,613
Capital lease and technology license obligations, current portion	10,966	3,271

Total current liabilities	50,915	35,112
Capital lease and technology license obligations, net of current portion	3,721	5,741
Other non-current liabilities	1,949	2,569

Total liabilities	56,585	43,422

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, par value $0.001:
10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2010 and December 31, 2009	—	—
Common stock, par value $0.001:

200,000,000 shares authorized; 45,119,426 and 43,507,161 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	45	44
Additional paid-in capital	260,557	234,946
Accumulated deficit	(76,114)	(78,617)

Total stockholders’ equity	184,488	156,373

Total liabilities and stockholders’ equity	$241,073	$199,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue	$55,207	$25,894	$146,697	$69,080
Cost of revenue	20,811	12,567	57,172	35,520

Gross profit	34,396	13,327	89,525	33,560

Operating expenses:
Research and development	15,807	10,629	44,688	30,894
Sales, general and administrative	12,981	6,647	40,552	19,310

Total operating expenses	28,788	17,276	85,240	50,204

Income (loss) from operations	5,608	(3,949)	4,285	(16,644)

Other (expense) income, net:
Interest expense	(93)	(54)	(322)	(200)
Interest income and other, net	94	4	(1,115)	228

Total other (expense) income, net	1	(50)	(1,437)	28

Income (loss) before income taxes	5,609	(3,999)	2,848	(16,616)
Provision for income taxes	643	167	345	251

Net income (loss)	$4,966	$(4,166)	$2,503	$(16,867)

Net income (loss), per common share, basic	$0.11	$(0.10)	$0.06	$(0.41)
Shares used in computing basic net income (loss) per common share	44,888	41,477	44,377	41,250

Net income (loss), per common share, diluted	$0.10	$(0.10)	$0.05	$(0.41)

Shares used in computing diluted net income (loss) per common share	48,182	41,477	47,921	41,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,503	$(16,867)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Stock-based compensation expense	15,749	8,482
Depreciation and amortization	10,830	10,352
Provision for a note receivable	1,000	—
Loss on disposal of fixed assets	—	55
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(9,581)	2,337
Inventories	(4,825)	(1,000)
Prepaid expenses and other current assets	(1,722)	(1,359)
Other assets	294	73
Accounts payable	2,989	(118)
Accrued expenses and other current and non-current liabilities	224	149
Deferred revenue	7,206	(256)

Net cash provided by operating activities	24,667	1,848

Cash flows from investing activities:
Purchases of property and equipment	(4,329)	(2,518)
Proceeds from sales of property and equipment	—	43
Purchases of IP licenses and intangible assets	(637)	(583)
Note receivable	(550)	—
Acquisition of businesses, net of cash acquired	(2,241)	(4,981)

Net cash used in investing activities	(7,757)	(8,039)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	9,958	1,821
Principal payment of capital lease and technology license obligations	(2,529)	(1,949)
Repurchases of shares of unvested common stock	(2)	(15)

Net cash provided by (used in) financing activities	7,427	(143)

Net increase (decrease) in cash and cash equivalents	24,337	(6,334)
Cash and cash equivalents, beginning of period	58,918	77,027

Cash and cash equivalents, end of period	$83,255	$70,693

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

The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s condensed consolidated financial position at September 30, 2010, and the condensed consolidated results of its operations for the three months and nine months ended September 30, 2010 and 2009, and condensed consolidated statement of cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. During the nine months ended September 30, 2010, there were no significant changes to the significant accounting policies and estimates discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

CAVIUM NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

	As of September 30, 2010	As of December 31, 2009
Percentage of gross accounts receivable
Flextronics	14%	14%
Avnet	14%	*

*	Represents less than 10% of the consolidated gross accounts receivable for the respective period end.

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Percentage of total net revenue
Cisco	20%	26%	23%	22%
Actiontec	*	11%	*	13%
Sumitomo	*	10%	*	10%

*	Represents less than 10% of the consolidated net revenue for the respective period end.

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

Revenue is recognized upon shipment for sales to distributors with limited rights of returns and price protection if the Company concludes it can reasonably estimate the credits for returns and price adjustments issuable. The Company records an estimated allowance, at the time of shipment, based on the Company’s historical patterns of returns and pricing credits of sales recognized upon shipment. The credits issued to distributors or other customers were not material in the three and nine months ended September 30, 2010 and 2009.

CAVIUM NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenue and costs relating to sales to distributors are deferred if the Company grants more than limited rights of returns and price credits or if it cannot reasonably estimate the level of returns and credits issuable. The Company has a distribution agreement with Avnet, Inc. to distribute the Company’s products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet, revenue and costs are deferred until products are sold by Avnet to its end customers. For the three months ended September 30, 2010 and 2009, 7.4% and 4.5%, respectively, and for the nine months ended September 30, 2010 and 2009, 6.8% and 5.3%, respectively, of the Company’s net revenues were from products sold by Avnet. Revenue recognition depends on notification from the distributor that product has been sold to Avnet’s end customers. Avnet reports to the Company, on at least a monthly basis, the product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled monthly to the Company’s deferred revenue and cost balances. Accounts receivable from Avnet is recognized and inventory is relieved when title to inventories transfers, which typically takes place at the time of shipment, which is the point in time at which the Company has a legal enforceable right to collection under normal payment terms.

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

The Company allocates revenue between elements in a multiple-element revenue arrangement based on vendor specific objective evidence of fair value (“VSOE”) for each undelivered element. VSOE is based on the price charged when an element is sold separately. The Company enters into multiple-element arrangements that generally include time-based licenses and support that are typically not sold separately. Revenue from such arrangements is deferred and recognized ratably over the term that support is offered, which is typically 12 months.

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

CAVIUM NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Deferred revenue

The Company records deferred revenue for customer billings and advance payments received from customers before the performance obligations have been completed and/or services have been performed. In addition, the Company also records deferred revenue, net of deferred costs on shipments to Avnet. Total net deferred revenue was $19.8 million as of September 30, 2010 and $12.6 million as of December 31, 2009 and comprised of the following:

	As of September 30, 2010	As of December 31, 2009
	(in thousands)
Services / Support and Maintenance	$8,347	$4,211
Software License / Subscription	8,080	7,711
Distributors	3,393	691

	$19,820	$12,613

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Beginning balance	$179	$250	$209	$154
Accruals for warranties issued	142	136	253	488
Settlements made	(121)	(78)	(262)	(334)

Ending balance	$200	$308	$200	$308

Recent Accounting Pronouncements

In April 2010, the FASB issued Update No. 2010-17, or ASU 2010-17, Revenue Recognition—Milestone Method, which updates the guidance currently included under topic 605, Revenue Recognition. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010 and should be applied prospectively. Early adoption is permitted. This standard is applicable to the Company beginning January 1, 2011. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

CAVIUM NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In October 2009, the FASB issued Update No. 2009-13 or ASU 2009-13, which updates the guidance currently included under topic ASC 605-25, Multiple Element Arrangements. ASU 2009-13 relates to the final consensus reached by FASB on a new revenue recognition guidance regarding revenue arrangements with multiple deliverables. The new accounting guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new accounting guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. This standard is applicable to the Company beginning January 1, 2011. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

2. Net Income (Loss) Per Common Share

The Company calculates basic net income (loss) per common share by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period (excluding shares subject to repurchase). Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common and potentially dilutive shares outstanding during the reporting period. Potentially dilutive securities are composed of incremental common shares issuable upon the exercise of stock options, restricted stock units, and common stock subject to repurchase. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported.

The following table sets forth the computation of income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net income (loss)	$4,966	$(4,166)	$2,503	$(16,867)

Weighted average common shares outstanding - basic	44,888	41,477	44,377	41,250
Dilutive effect of employee stock plans	3,294	—	3,544	—

Weighted average common shares outstanding - diluted	48,182	41,477	47,921	41,250

Basic net income (loss) per share	$0.11	$(0.10)	$0.06	$(0.41)

Diluted net income (loss) per share	$0.10	$(0.10)	$0.05	$(0.41)

The Company excluded outstanding options of 204,000 and restricted stock units of 1.6 million for the three and nine months ended September 30, 2010 from the computation of diluted net income per share, because including them would have had an anti-dilutive effect. The Company excluded outstanding options of 7.5 million and restricted stock units of 469,000 for the three and nine months ended September 30, 2009 from the computation of diluted net loss per share, because including them would have had an antidilutive effect.

3. Fair Value

At September 30, 2010, all of the Company’s investments were classified as cash equivalents and are comprised of an investments in a money market fund. In accordance with the guidance provided under fair value measurements and disclosures, the Company determined the fair value hierarchy of its financial assets (cash equivalents) in the money market fund as Level 1 input (Level 1 inputs are Quoted prices in active markets for identical assets or liabilities), which approximated $58.1 million and $49.1 million as of September 30, 2010 and December 31, 2009, respectively.

CAVIUM NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4. Balance Sheet Components

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value) and are comprised of the following:

	As of September 30, 2010	As of December 31, 2009
	(in thousands)
Work-in-process	$17,755	$14,492
Finished goods	4,942	3,473

	$22,697	$17,965

Property and equipment, net, consist of the following:

	As of September 30, 2010	As of December 31, 2009
	(in thousands)
Mask costs and test equipment	$14,782	$11,791
Software, computer and other equipment	20,565	19,352
Furniture, office equipment and leasehold improvements	567	466

	35,914	31,609
Less: accumulated depreciation and amortization	(21,893)	(16,637)

	$14,021	$14,972

Depreciation and amortization expense was $2.3 million and $1.8 million for the three months ended September 30, 2010 and 2009, respectively and $6.0 million for each of the nine months ended September 30, 2010 and 2009.

The Company leases certain design tools under time-based capital lease arrangements which are included in property and equipment, and they were $11.9 million and $11.2 million at September 30, 2010 and December 31, 2009, respectively. Amortization expense related to assets recorded under capital leases was $967,000 and $815,000 for the three months ended September 30, 2010 and 2009, respectively, and $2.8 million and $2.3 million for the nine months ended September 30, 2010 and 2009, respectively.

Accrued expenses and other current liabilities consist of the following:

	As of September 30, 2010	As of December 31, 2009
	(in thousands)
Accrued compensation and related benefits	$3,106	$3,577
Customer deposits	823	—
Professional fees	764	688
Restructuring related payables	610	623
Acquisition related payables	27	2,268
Income tax payable	338	567
Royalty payable	347	285
Accrued warranty	200	209
Other	640	227

	$6,855	$8,444

CAVIUM NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Other non-current liabilities consist of the following:

	As of September 30, 2010	As of December 31, 2009
	(in thousands)
Accrued rent	$688	$884
Restructuring related payables	578	1,036
Income tax payable	683	649

	$1,949	$2,569

5. Business Combinations and Acquisitions

MontaVista Software, Inc.

On December 14, 2009, the Company completed the acquisition of MontaVista. Pursuant to the merger agreement, the Company paid approximately $10.9 million in cash and issued 1,592,193 common shares of the Company valued at approximately $34.3 million based on the Company’s December 14, 2009 closing stock price per share. Included in the purchase price was approximately $1.1 million in cash and 160,000 shares of the Company’s common stock that were placed in escrow for a limited period after closing in order to indemnify the Company for certain matters, including breaches of representations and warranties and covenants made by MontaVista in the merger agreement. In addition, per the merger agreement, the Company paid approximately $6.0 million, consisting of a mix of shares of the Company’s common stock and cash to certain individuals in connection with the termination of MontaVista’s 2006 Retention Compensation Plan.

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

Amount
(in thousands)
Cash consideration (1)	$10,948
Value of Cavium’s common stock issued	34,296

Total purchase price	$45,244

(1)	Of the total cash consideration of $10.9 million, $8.6 million was paid in 2009, $2.3 million was paid on the nine months ended September 30, 2010 and the remaining $27,000 was recorded as acquisition related liabilities in accrued expenses and other current liabilities. This amount is expected to be paid in the remainder of 2010.

CAVIUM NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The preliminary purchase price allocation was as follows (in thousands):

As adjusted
(in thousands)
Cash and cash equivalents	$1,207
Accounts receivable	1,370
Prepaid expenses and other current assets	1,262
Property and equipment	729
Goodwill	42,756
Indentifiable intangibles	14,909
Accounts payable and accrued liabilities	(9,819)
Deferred revenue	(7,170)

Total purchase price	$45,244

Intangible Assets	Estimated Useful Life (in Years)	Amount
		(in thousands)
Existing technology	5.0	$1,295
Subscriber base	7.0	10,485
Customer contracts and relationships	6.0	2,215
Tradename/Trademarks	5.0	914

Total		$14,909

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

CAVIUM NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The following unaudited pro forma financial information for the three months and nine months ended September 30, 2009 combines the results for the Company and MontaVista for the three months and nine months ended September 30, 2009 (in thousands, except per share amounts):

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Net revenue	$32,385	$90,258
Net loss	$(5,926)	$(23,704)
Net loss per common share, basic and diluted	$(0.14)	$(0.55)

Subsequent Acquisition

On September 27, 2010, the Company through certain subsidiaries entered into asset purchase agreements to acquire intellectual property and certain equipment for an aggregate cash consideration of approximately $4.4 million and a possible earn-out of approximately $1.5 million in cash upon the achievement of certain milestones as set forth in the asset purchase agreements. The aforementioned asset purchase transactions were closed on October 5, 2010.

6. Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of goodwill:

	As of September 30, 2010	As of December 31, 2009
	(in thousands)
Balance at beginning of the period	$56,607	$12,925
Additions	—	43,574
Adjustments	(818)	108

Balance at end of the period	$55,789	$56,607

The adjustments in goodwill of $818,000 during the nine months ended September 30, 2010 were mainly related to purchase price allocation adjustments for the fair value of tangible assets and liabilities acquired in the MontaVista acquisition (See Note 5). The impact on previous related financial information is not material.

CAVIUM NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Intangible assets, net consisted of the following:

	As of September 30, 2010	As of December 31, 2009
	(in thousands)
Existing and core technology - product	$27,751	$27,750
Technology license	18,334	10,196
Customer contracts and relationships	3,181	3,181
Trade name	996	996
Order backlog	540	540

	50,802	42,663
Less: accumulated amortization
Existing and core technology - product	(11,150)	(8,027)
Technology license	(9,591)	(8,389)
Customer contracts and relationships	(636)	(253)
Trade name	(227)	(66)
Order backlog	(540)	(540)

	$28,658	$25,388

Amortization expense was $1.6 million and $1.5 million for the three months ended September 30, 2010 and 2009, respectively and $4.9 million and $4.4 million for the nine months ended September 30, 2010 and 2009, respectively. The weighted-average remaining estimated useful lives for intangible assets are approximately 3.3 years for existing and core technology-product and 2.2 years for technology license. The weighted average remaining estimated life of intangible assets in total is approximately 2.8 years. Future amortization expense is estimated to be $1.7 million for the remainder of 2010, $5.8 million for 2011, $5.2 million for 2012, $4.2 million for 2013 and $11.7 million thereafter.

7. Restructuring Accrual

In connection with the acquisition of W&W Communications, Inc. (“W&W”) in the fourth quarter of 2008, the Company recorded restructuring liabilities of approximately $880,000. These liabilities are related to an operating lease commitment for one W&W facility, which the Company no longer occupies. In the third quarter of 2009, the Company made certain changes in estimates of approximately $190,000 to its restructuring accrual as a result of completion of a sub-lease agreement. As of September 30, 2010, $176,000 was recorded as restructuring related payables, net of sub lease income in accrued expenses and other current liabilities. The Company expects the W&W obligation to be settled by the end of January 2011 with payments of approximately $155,000 in the remainder of 2010 and $37,000 in 2011. The Company expects total sub-lease income of approximately $15,000 in the remainder of 2010.

The Company assumed a facility related restructuring liability with a fair value of approximately $1.3 million from MontaVista. The lease restructuring was initiated by MontaVista before the contemplation of the acquisition by the Company and was related to the operating lease for the portion of the facility that MontaVista no longer occupies. The Company expects the MontaVista obligation to be settled by the end of January 2013 with payments of approximately, $108,000 in the remainder of 2010, $434,000 in each of 2011 and 2012, and $36,000 in 2013. Of the $1.0 million net balance as of September 30, 2010, $433,000 was recorded as restructuring related payables in accrued expenses and other current liabilities and the remaining $578,000 was recorded in other non-current liabilities.

CAVIUM NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A summary of the accrued restructuring liabilities, net of related activities during the nine months ended September 30, 2010 is as follows (in thousands):

Excess Facility related costs
Accrued restructuring - December 31, 2009	$1,659
Additions	—
Cash payments and other non-cash adjustments	(471)

Accrued restructuring - September 30, 2010	1,188
Less: current portion	610

Long-term portion	$578

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

The following table summarizes the details related to activity of early-exercise unvested shares of common stock granted under the 2001 Stock Incentive Plan:

	Number of Unvested Shares Outstanding	Weighted- Average Exercise/Purchase Price
Balance as of December 31, 2009	41,671	$4.59
Issued	—	—
Vested	(15,553)	4.23
Cancelled and forfeited	—	—

Balance as of March 31, 2010	26,118	$4.80
Issued	—	—
Vested	(9,817)	4.86
Cancelled and forfeited	250	3.04

Balance as of June 30, 2010	16,551	$4.74
Issued	—	—
Vested	(7,903)	4.63
Cancelled and forfeited	584	3.04

Balance as of September 30, 2010	9,232	$4.73

CAVIUM NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes the details related to stock options granted and outstanding under the 2007 Equity Incentive Plan and 2001 Stock Incentive Plan:

	Number of Shares Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2009	7,569,097	$9.84
Options granted	419,500	24.16
Options exercised	(686,906)	8.28
Options cancelled and forfeited	(238,944)	16.40

Balance as of March 31, 2010	7,062,747	$10.62
Options granted	233,250	25.70
Options exercised	(312,081)	6.71
Options cancelled and forfeited	(32,526)	14.58

Balance as of June 30, 2010	6,951,390	$11.28
Options granted	21,000	29.92
Options exercised	(323,320)	6.73
Options cancelled and forfeited	(37,590)	12.80

Balance as of September 30, 2010	6,611,480	$11.55

The following table summarizes the details related to restricted stock units granted and outstanding under the 2007 Equity Incentive Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of December 31, 2009	842,536	$17.49
Granted	792,940	24.16
Issued and released	(63,143)	17.33
Cancelled and forfeited	(8,935)	22.13

Balance as of March 31, 2010	1,563,398	$20.86
Granted	192,349	25.79
Issued and released	(113,596)	20.46
Cancelled and forfeited	(18,197)	21.60

Balance as of June 30, 2010	1,623,954	$21.46
Granted	129,586	29.92
Issued and released	(114,053)	20.76
Cancelled and forfeited	(27,992)	22.18

Balance as of September 30, 2010	1,611,495	$22.18

For restricted stock units, or RSUs, stock-based compensation expense is calculated based on the market price of the Company’s common stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.

As of September 30, 2010, there was $30.4 million of unrecognized compensation costs, net of estimated forfeitures related to RSUs granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.05 years.

CAVIUM NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock-Based Compensation

The Company recognizes stock-based compensation for options and RSUs granted to employees in accordance with the fair value recognition provisions authoritative guidance as provided under stock-based compensation. The following table presents the detail of stock-based compensation expense amounts included in the consolidated statement of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Cost of revenue	$423	$95	$936	$262
Research and development	2,765	1,423	7,272	4,036
Sales, general and administrative	2,681	1,470	7,541	4,184

	$5,869	$2,988	$15,749	$8,482

The total stock-based compensation cost capitalized as part of inventory as of September 30, 2010 and 2009 was $115,000 and $207,000, respectively.

The fair value of each employee option grant for the three months and nine months ended September 30, 2010 and 2009, respectively, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	1.03%	1.96%	1.03% - 2.09%	1.52% - 2.19%
Expected life	4.53 years	4.53 - 4.75 years	4.53 years	4.53 - 4.75 years
Dividend yield	None	None	None	None
Volatility	56.40%	62.4% - 62.7%	56.40% - 57.30%	62.4% - 63.7%

The estimated weighted-average grant date fair value of options granted were $13.89 and $9.84 for the three months ended September 30, 2010 and 2009, respectively, and $11.95 and $5.34 for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, there was $20.4 million of unrecognized compensation costs, net of estimated forfeitures related to stock options granted under the Company’s 2007 and 2001 Stock Incentive Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.35 years.

9. Income Taxes

For the three months ended September 30, 2010 and 2009, the provision for (benefit from) income taxes was based on the estimated annual effective tax rate. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the provision for (benefit from) income taxes and the effective tax rates for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Income (loss) before provision for income taxes	$5,609	$(3,999)	$2,848	$(16,616)
Provision for income taxes	643	167	345	251
Effective tax rate	11.5%	-4.2%	12.1%	-1.5%

CAVIUM NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In the three and nine months ended September 30, 2010, the Company recorded a tax provision of $643,000 and $345,000, respectively as compared to a provision for income taxes of $167,000 and $251,000 for the three and nine months ended September 30, 2009, respectively. The tax provision for the three and nine months ended September 30, 2010 was primarily related to international and state income taxes. The provision for the three and nine months ended September 30, 2009 was primarily related to federal alternative minimum taxes, international and state income taxes. The difference between the provision for income taxes that would be derived by applying the statutory rate to the Company’s income (loss) before tax and the tax expense or benefit actually recorded for either period is primarily due to the impact of non-deductible stock-based compensation charges and other non-deductible items offset by the use of unbenefited net operating loss carryforwards available for use under applicable statutes.

The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. The valuation allowance is determined in accordance with the provisions of income taxes which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. The Company intends to maintain a full valuation allowance on its deferred tax assets in the United States until sufficient positive evidence exists to support reversal of the valuation allowance. The Company performs this evaluation on a quarterly basis. When sufficient positive evidence exists to support the reversal of the valuation allowance, the Company would recognize a benefit to the provision for income taxes in the period in which this determination is made. If such a benefit is recognized, subsequent periods may have a higher provision expense.

As of September 30, 2010 and December 31, 2009, the Company had unrecognized tax benefits of $6.0 million and $4.9 million, respectively. Of the $6.0 million at September 30, 2010, approximately $683,000 if recognized would reduce the Company’s annual effective tax rate. The Company is not anticipating any significant decreases in unrecognized tax benefits due to the expiration of statute limitations within the next twelve months.

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

In the fourth quarter of 2009, the Company completed the acquisition of MontaVista. As a result of the MontaVista acquisition, the Company’s total software and services now accounts for a more significant portion of its overall business. The financial model, type of products and services, nature of the production process and sales and distribution process for the Company’s software and services business differs from that of its semiconductor processor business. In addition, the external reports that the Company uses to communicate its financial information to investors has now evolved to treat its software and services business separately. Furthermore, the CODM reviews financial information separately for the Company’s software and services business for purpose of evaluating financial performance and allocating resources. As such, in accordance with segment reporting guidance, effective 2010, the Company has determined that it operates two reportable segments: (1) semiconductor products; and (2) software and services. The Company has updated its fiscal 2009 segment financial information to conform to fiscal 2010 measures used by the CODM.

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

CAVIUM NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Segment financial information for the Company’s reportable segments was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net revenue:
Semiconductor products	$48,078	$25,128	$127,377	$65,110
Software and services	7,129	766	19,320	3,970

Total consolidated net revenue	$55,207	$25,894	$146,697	$69,080

Segment income (loss):
Semiconductor products	$14,153	$1,928	$34,610	$(322)
Software and services	1,738	584	2,355	3,186

Total segment income from operations	$15,891	$2,512	$36,965	$2,864

The following is a reconciliation of the total segment income (loss) from operations to the amounts reported on the condensed consolidated financial statements:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Segment income (loss) from reportable segments	$15,891	$2,512	$36,965	$2,864
Unallocated stock compensation and related taxes	(6,097)	(3,109)	(16,750)	(8,713)
Amortization of acquired intangible assets	(1,217)	(1,042)	(3,665)	(3,203)
Acquisition related expenses	(248)	(773)	(5,713)	(3,017)
Unallocated corporate, general and administrative expenses	(2,721)	(1,537)	(6,552)	(4,575)

Total consolidated income (loss) from operations	5,608	(3,949)	4,285	(16,644)
Other (expense) income, net	1	(50)	(1,437)	28

Total consolidated income (loss) before income taxes	$5,609	$(3,999)	$2,848	$(16,616)

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods indicated were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
United States	$17,907	$9,002	$51,136	$27,198
China	18,706	6,653	41,055	17,853
Taiwan	8,095	4,407	22,656	9,526
Japan	4,322	3,241	13,278	8,262
Malaysia	2,387	1,585	8,232	2,749
Other countries	3,790	1,006	10,340	3,492

Total	$55,207	$25,894	$146,697	$69,080

CAVIUM NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Minimum commitments under non-cancelable operating and capital lease agreements, excluding accrued restructuring liability (See Note 7) as of September 30, 2010 were as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
2010	$3,718	$720	$4,438
2011	8,320	2,126	10,446
2012	3,028	1,386	4,414
2013	—	310	310

	$15,066	$4,542	$19,608
Less: Interest component	(379)

Present value of minimum lease payment	14,687
Less: current portion	(10,966)

Long-term portion of obligations	$3,721

In addition to the contractual obligations in the table above, as of September 30, 2010, the Company has a funding commitment in relation to the asset purchase agreements entered into in September 2010 to acquire intellectual property and certain equipment for an aggregate consideration of approximately $4.4 million and a possible earn-out of approximately $1.5 million in cash upon achievement of certain milestones as set forth in the asset purchase agreements. The aggregate consideration of $4.4 million was paid on October 5, 2010.

Rent expense incurred under operating leases was $767,000 and $481,000 for the three months ended September 30, 2010 and 2009, respectively, and $2.3 million and $1.5 million for the nine months ended September 30, 2010 and 2009, respectively.

The capital lease and technology license obligations include future cash payments payable primarily for license agreements with outside vendors. The significant obligations which have outstanding payments as of September 30, 2010 relates to a license agreement, which was entered into in October 2009 for certain design tools totaling $9.5 million, with 12 installment payments. The term of the license will expire in October 2012. The present value of the installment payments has been capitalized and is amortized over three years, and included within capital lease and technology license obligations on consolidated balance sheets. As of September 30, 2010, $3.1 million of the total $9.5 million due under the license agreement was paid. Further, the Company entered into a licensing agreement in April 2010 for certain design tools totaling $950,000, which has been capitalized and is amortized over three years, and included within capital lease and technology license obligations on the consolidated balance sheet. As of September 30, 2010, $100,000 of the total $950,000 due under the license agreement was paid.

On September 29, 2010, the Company renewed an agreement with MIPS to use certain licensed technology. Pursuant to the agreement, which will expire in September 2026, the Company can use the licensed technology in exchange for license fees and royalties on the Company’s products that incorporate the licensed technology. The full license fees have been capitalized as intangible assets, which will be amortized over the license term.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes tha appear elsewhere in this document.

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

Octeon®, Octeon Plus ®, Octeon II®, Nitrox® and Pure VuTM are trademarks or registered trademarks of Cavium Networks, Inc.

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

Since inception, we have invested heavily in new product development and our net revenue has grown from $19.4 million in 2005 to $34.2 million in 2006, $54.2 million in 2007, $86.6 million in 2008, $101.2 million in 2009 and $146.7 million in the nine months ended September 30, 2010, driven primarily by demand in the enterprise network and data center markets, and more recently and in 2009 the revenue growth was mainly due to increased demand in the broadband and consumer markets. We expect sales of our products for use in the enterprise network and data center markets to continue to represent a significant portion of our revenue in the foreseeable future, however, we do expect growth in the broadband and consumer as well as the access and service provider markets.

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

In addition, with the acquisition of MontaVista in December 2009, our total software and services revenue now accounts for a more significant portion of our total revenue. The net revenue for our software and services are primarily derived from the sales of time-based software licenses, software maintenance and support, and from professional services arrangements and training. Our MontaVista offerings include open source, commercial-grade Linux operating systems, support, and a complete set of development tools and professional services, designed to allow our customers to develop, run, and manage their device products faster, better, at lower cost and more reliably. The revenue generated from the software products acquired in our MontaVista acquisition in December 2009 contributed to our overall growth in the three and nine months ended September 30, 2010.

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

Results of Operations

Three and nine months ended September 30, 2010 and 2009

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

Our end customers representing greater than 10% of net revenue for each of the periods were:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Percentage of total net revenue
Cisco	20%	26%	23%	22%
Actiontec	*	11%	*	13%
Sumitomo	*	10%	*	10%

*	Represents less than 10% of the consolidated net revenue for the respective period end.

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. During the quarter ended June 30, 2007, we signed a distribution agreement with Avnet, Inc. to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet, revenue and costs are deferred until products are sold by Avnet to their end customers. For the three months ended September 30, 2010 and 2009, 7.4% and 4.5%, respectively, and for the nine months ended September 30, 2010 and 2009, 6.8% and 5.3%, respectively, of our net revenues were from products sold by Avnet. Revenue recognition depends on notification from Avnet that product has been sold to Avnet’s end customers.

Our distributors, other than Avnet, are used primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through distributors was $18.3 million and $10.6 million for the three months ended September 30, 2010 and 2009 respectively, which accounted for 33.2% and 40.9% of net revenue, respectively, and $49.6 million and $25.8 million for the nine months ended September 30, 2010 and 2009, respectively, which accounted for 33.8% and 37.3% of net revenue, respectively. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods indicated were:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
United States	$17,907	$9,002	$51,136	$27,198
China	18,706	6,653	41,055	17,853
Taiwan	8,095	4,407	22,656	9,526
Japan	4,322	3,241	13,278	8,262
Malaysia	2,387	1,585	8,232	2,749
Other countries	3,790	1,006	10,340	3,492

Total	$55,207	$25,894	$146,697	$69,080

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

Our net revenue, cost of revenue, gross profit and gross margin for the three and nine months ended September 30, 2010 and 2009 were:

	For the three months ended September 30,				For the nine months ended September 30,
	2010	2009	change	% change	2010	2009	change	% change
	(in thousands)				(in thousands)
Net revenue	$55,207	$25,894	$29,313	113.2%	$146,697	$69,080	$77,617	112.4%
Cost of revenue	20,811	12,567	8,244	65.6%	57,172	35,520	21,652	61.0%

Gross Profit	$34,396	$13,327	$21,069	158.1%	$89,525	$33,560	$55,965	166.8%

Gross Margin	62.3%	51.5%	10.8%	21.1%	61.0%	48.6%	12.4%	25.6%

Three and Nine Months ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009: Net Revenue. Our net revenue was $55.2 million in the three months ended September 30, 2010, as compared to $25.9 million in the three months ended September 30, 2009, an increase of $29.3 million, or 113.2%. Our net revenue was $146.7 million in the nine months ended September 30, 2010, as compared to $69.1 million in the nine months ended September 30, 2009, an increase of

$77.6 million, or 112.4%. The increase in net revenue in the three and nine months ended September 30, 2010 was mainly attributable to the increase in sales of $21.8 million and $59.2 million, respectively, from our enterprise network, data center and access and service provider markets, combined as a result of the increase in demand for our new and existing products generally from our top five customers. Net revenue in our software and services segment increased in the three and nine months ended September 30, 2010, by $6.4 million and $15.4 million, respectively, due mainly to software products resulting from our acquisition of MontaVista completed in 2009. In addition, net revenue increase of $1.3 and $3.1 million, in the three and nine months ended September 30, 2010, respectively, in broadband and consumer markets contributed to our overall growth.

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009: Cost of Revenue and Gross Margin. Gross margin increased from 51.5% in the three months ended September 30, 2009 to 62.3 % in the three months ended September 30, 2010, an increase of 10.8 percentage points and from 48.6% in the nine months ended September 30, 2009 to 61.0% in the nine months ended September 30, 2010, an increase of 12.4 percentage points. The increase in gross margin in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 was primarily due to decreased product cost associated with fabricated wafers and assembly and test costs. In addition, to a lesser extent, gross margin improvement was a result of a favorable product sales mix, with increased sales of higher margin products and services.

Research and Development Expenses

Research and development expenses primarily include personnel costs, engineering design development software and hardware tools, allocated facilities expenses and depreciation of equipment used in research and development, and stock-based compensation.

Total research and development expenses for the three and nine months ended September 30, 2010 and 2009 were:

	For the three months ended September 30,				For the nine months ended September 30,
	2010	2009	change	% change	2010	2009	change	% change
	(in thousands)				(in thousands)
Research and development expenses	$15,807	$10,629	$5,178	48.7%	$44,688	$30,894	$13,794	44.6%
Percent of total net revenue	28.6%	41.0%	-12.4%	-30.2%	30.5%	44.7%	-14.2%	-31.9%

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009: Research and development expenses increased by $5.2 million and $13.8 million, or 48.7% and 44.6% to $15.8 million and $44.7 million, in the three and nine months ended September 30, 2010 from $10.6 million and $30.9 million in the three and nine months ended September 30, 2009, respectively. Of the $5.2 million and $13.8 million increase in the three and nine months ended September 30, 2010 and 2009, respectively, salaries and benefits accounted for $2.0 million and $5.2 million, respectively and stock-based compensation expense accounted for $1.3 million and $3.7 million, respectively in each case due to increased headcount mainly as a result of the acquisition of Monta Vista which was completed in 2009. Research and development headcount increased to 349 at September 30, 2010 from 232 September 30, 2009. Consulting services, depreciation, amortization of intangible assets, facilities cost and other miscellaneous expenses accounted for $1.9 million and $4.9 million of the increase in the three and nine months ended September 30, 2010 and 2009 respectively.

Sales, General and Administrative Expenses

Sales, general and administrative expenses primarily include personnel costs, accounting and legal fees, information systems, sales commissions, trade shows, marketing programs, depreciation, allocated facilities expenses and stock-based compensation. Total sales, general and administrative costs for the three and nine months ended September 30, 2010 and 2009 were:

	For the three months ended September 30,		change	% change	For the nine months ended September 30,		change	% change
	2010	2009			2010	2009
		(in thousands)			(in thousands)
Sales, general and administrative	$12,981	$6,647	$6,334	95.3%	$40,552	$19,310	$21,242	110.0%
Percent of total net revenue	23.5%	25.7%	-2.2%	-8.4%	27.6%	28.0%	-0.4%	-1.5%

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009: Sales, general and administrative expenses increased $6.3 million and $21.2 million, or 95.3% and 110.0% to $13.0 million and $40.6 million, respectively, in the three and nine months ended September 30, 2010 from $6.6 million and $ 19.3 million, respectively in the three and nine months ended September 30, 2009. Of the $6.3 million and $21.2 million increase in the three and nine months ended September 30, 2010, respectively, salaries, benefits and commissions accounted for $2.8 million and $11.5 million, respectively, and stock-based compensation expense accounted for $1.3 million, and $3.6 million, respectively, in each case due to increased headcount. Sales, general and administrative headcount increased to 197 at the end of September 2010 from 102 at the end of September 2009. Professional services, and other miscellaneous expenses accounted for $2.2 million and $6.1 million of the increase in the three and nine months ended September 30, 2010, respectively.

Other Income, Net. Other income, net, primarily includes the interest expense component associated with the installment payment of capitalized licenses and, to a lesser extent, includes interest income on cash and cash equivalents.

	For the three months ended September 30,		change	% change	For the nine months ended September 30,		change	% change
	2010	2009			2010	2009
		(in thousands)			(in thousands)
Interest income and other, net	$94	$4	$90	2250.0%	$(1,115)	$228	$(1,343)	-589.0%
Interest expense	(93)	(54)	(39)	72.2%	(322)	(200)	(122)	61.0%

Total other (expense) income, net	$1	$(50)	$51	-102.0%	$(1,437)	$28	$(1,465)	-5232.1%

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009: Interest income and other, net increased in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase was primarily due to higher foreign exchange gain resulting from balance sheet remeasurement. For the nine months ended September 30, 2010 compared to the same period ended September 30, 2009, interest income and other, net decreased. The decrease was primarily due to the provision for a note receivable of $1.0 million that was deemed uncollectible at the end of June 30, 2010 and, to a lesser extent due to lower interest income resulting from lower short-term U.S. interest rates and lower foreign exchange gain from balance sheet remeasurement. Interest expense for the three months and nine months ended September 30, 2010 increased compared to the same periods ended September 30, 2009 primarily due to higher interest expense associated with the installment payment of capitalized leases.

Provision for (benefit from) Income Taxes. For the three and nine months ended September 30, 2010 and 2009, respectively, the provision for (benefit from) income taxes was based on our estimated annual effective tax rate in compliance with the guidance provided under income taxes. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the provision for (benefit from) income taxes and the effective tax rates for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Income (loss) before provision for income taxes	$5,609	$(3,999)	$2,848	$(16,616)
Provision for income taxes	643	167	345	251
Effective tax rate	11.5%	-4.2%	12.1%	-1.5%

In the three and nine months ended September 30, 2010, we recorded a tax provision of $643,000 and $345,000, respectively, as compared to a provision for income taxes of $167,000 and $251,000 for the three and nine months ended September 30, 2009, respectively. The tax provision for the three and nine months ended September 30, 2010 was primarily related to international and state income taxes. The tax provision for the three and nine months ended September 30, 2009 was primarily related to federal alternative minimum taxes, international and state income taxes. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income (loss) before tax and the tax expense or benefit actually recorded for either period is primarily due to the impact on non-deductible stock based compensation charges and other non-deductible items offset by the use of net operating loss carryforwards available for use under applicable statutes.

We continue to maintain a full valuation allowance on our U.S. net deferred tax assets in the United States until sufficient positive evidence exists, including history of taxable income, to support reversal of the valuation allowance. When sufficient positive evidence exists to support the reversal of the valuation allowance, we would recognize a benefit to the provision for income taxes in the period in which this determination is made. If such benefit is recognized, subsequent periods may have a higher provision expense.

As of September 30, 2010 and December 31, 2010, we had unrecognized tax benefits of $6.0 million and $4.9 million, respectively. Of the $6.0 million at September 30, 2010, approximately $683,000 if recognized would reduce our annual effective tax rate. We are not anticipating any significant decreases in unrecognized tax benefits due to the expiration of statute limitations within the next twelve months.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $83.3 million and net accounts receivable of $31.7 million.

Following is a summary of our working capital and cash and cash equivalents as of September 30, 2010 and December 31, 2009:

	As of
	September 30,	December 31,
	2010	2009
	(in thousands)
Working capital	$90,202	$65,897
Cash and cash equivalents	$83,255	$58,918

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Net cash provided by (used in) operating activities	$24,667	$1,848
Net cash used in investing activities	$(7,757)	$(8,039)
Net cash provided by (used in) financing activities	$7,427	$(143)

Cash Flows from Operating Activities

Net cash from operating activities increased by $22.8 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in our cash flows from operations was primarily due to cash inflow from net income of $2.5 million compared to a cash outflow from a net loss of $16.9 million for the nine months ended September 30, 2010 and 2009, respectively. In addition, non-cash expenses increased to $27.6 million in the nine months ended September 30, 2010 from $18.9 million in the nine months ended September 30, 2009. The increase in non-cash expenses was mainly attributable to higher stock-based compensation of $7.3 million mainly due to increased headcount resulting from the acquisition of MontaVista completed in 2009, provision for a note receivable of $1.0 million which we deemed uncollectible and higher depreciation and amortization expense of $478,000. The increase in cashflows from operations as a result of the increase in net income and non-cash expenses in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was partially offset by the decrease in the changes in assets and liabilities of $5.2 million. The decrease was mainly due to increase in accounts receivable and inventories which were partially offset by the increase in accounts payable and deferred revenue from subscription-based licenses and professional service arrangements resulting from our acquisition of Monta Vista.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $282,000 in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease was primarily due to lower acquisition related cash payments made which were partially offset by an increase in purchases of property and equipment during the nine months ended September 30,2010 compared to the same period ended September 30, 2009.

Cash Flows from Financing Activities

Net cash from financing activities increased by $7.6 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase was mainly due to higher proceeds from exercises of stock options for the nine months ended September 30, 2010 compared to the same period ended September 30, 2009.

Cash equivalents consist primarily of an investment in a money market fund. As of September 30, 2010, we have not experienced any impairment charges due to such concentration of credit risk. We believe that our $83.3 million of cash and cash equivalents at September 30, 2010 and expected cash flows from operations will be sufficient to fund our projected operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of September 30, 2010, we believe our exposure related to the indemnities at September 30, 2010 is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of September 30, 2010 (in thousands):

	Payments Due at Remainder of the Calendar Year
	Less Than 1 Year	1 to 2 Years	3 to 5 Years	More Than 5 Years	Total
Operating lease obligations	$720	$3,512	$310	$—	$4,542
Capital lease obligations	3,718	11,348	—	—	15,066

Total	$4,438	$14,860	$310	$—	$19,608

As of September 30, 2010, the liability for uncertain tax positions was $683,000. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

In addition to the contractual obligations in the table above, as of September 30, 2010, the Company has a funding commitment in relation to the asset purchase agreements entered into in September 2010 to acquire intellectual property and certain equipment for an aggregate consideration of approximately $4.4 million and a possible earn-out of approximately $1.5 million in cash upon achievement of certain milestones as set forth in the asset purchase agreements. The aggregate consideration of $4.4 million was paid on October 5, 2010.

Critical Accounting Policies and Estimates

The preparation of our financial statements and accompanying disclosures in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The SEC has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) stock-based compensation; (3) inventory valuation; (4) accounting for income taxes; (5) mask costs; (6) business combinations and (7) goodwill and purchased intangible assets. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. Management believes that there have been no significant changes during the nine months ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

Recent Accounting Pronouncements

Please refer to the recent accounting pronouncements listed in the footnote 1 of the financial statements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

During the nine months ended September 30, 2010, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 1, 2010.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed second quarter ending on September 30, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We have a limited history of profitability, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.*

We were established in 2000. Our first quarter of profitability since then was the quarter ended September 30, 2007 and we remained profitable until the quarter ended December 31, 2008. For the year ended December 31, 2009, we incurred net loss of $21.4 million. For the nine months ended September 30, 2010, we reported net income of $2.5 million. As of September 30, 2010, our accumulated deficit was $76.1 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. As a public company, we also incur significant legal, accounting and other expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods may not be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur losses in the future.

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

We receive a substantial portion of our revenues from a limited number of customers, and the loss of, or a significant reduction in, orders from one or a few of our major customers would adversely affect our operations and financial condition. *

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 42.5% and 57.9% of our net revenues from our top five customers for the nine months ended September 30, 2010 and 2009, respectively. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and in some cases the portion of our revenues attributable to certain customers may increase in the future. However, we may not be able to maintain or increase sales to certain of our top customers for a variety of reasons, including the following:

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

We have a limited operating history, and we may have difficulty accurately predicting our future revenues for the purpose of appropriately budgeting and adjusting our expenses. *

We were established in 2000. Since we have had only seven quarters of operating profitability, we do not have an extended history from which to predict and manage profitability. Our limited operating experience, a dynamic and rapidly evolving market in which we sell our products, our dependence on a limited number of customers, as well as numerous other factors beyond our control, including general market conditions, impede our ability to forecast quarterly and annual revenues accurately. As a result, we could experience budgeting and cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which could make it difficult for us to attain and maintain profitability and could increase the volatility of the market price of our common stock.

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

Our failure to protect our intellectual property rights adequately could impair our ability to compete effectively or to defend ourselves from litigation, which could harm our business, financial condition and results of operations. *

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. We have been issued 24 patents in the United States and 4 patents in foreign countries and have an additional 22 patent applications pending in the United States and 20 patent applications pending in foreign countries. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

Legal uncertainty surrounding the use and distribution of open source software may cause the market for Linux-based products to disappear, fail to further develop or fail to develop at a rate sufficient to sustain our business.*

The majority of our open source software products are licensed from third parties under the GNU General Public License (the “GPL”), and similar open source licenses. There remains some significant confusion among our customers about the scope of their obligations and rights with respect to using and distributing Linux-based products. One element of this confusion is whether the GPL and other open source licenses require customers to (i) make all of the source code for their products available to the public, and/or (ii) license all of the code underlying such products under an open source license. There is little or no legal precedent for interpreting the terms of the GPL and similar open source licenses, including the determination of which types of programs or products would be considered derived works and thus potentially subject to the terms of such open source licenses. If this confusion remains, increases or is prolonged by litigation, the market for Linux-based products may disappear, fail to further develop or fail to develop at a rate sufficient to sustain our open source business.

Our open source business depends on Linux developers to continue to improve Linux and Linux-based applications that are incorporated into our open source products.*

Our ability to release major upgrades of MontaVista Linux is largely dependent upon the release of new versions of the Linux kernel. The Linux kernel is the heart of the Linux system software. Linus Torvalds and a small group of engineers are primarily responsible for the development, evolution and maintenance of the Linux kernel. In addition, other individuals and small groups of developers are largely responsible for Linux programs tailored to specific tasks or computer architectures. If Mr. Torvalds or other key developers fail to further develop the Linux kernel or other programs on which we rely, we will have to either develop them ourselves or rely on another party for development. This development effort could be costly and time consuming, and could delay or entirely prevent our open source product release and upgrade schedule.

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

We face intense competition related to our open source products, and expect competition to increase in the future, which could reduce our open source-related revenue and customer base. *

The market for Linux-based systems software is highly competitive, and we expect competition to intensify in the future. We consider the primary competitors for our Monta Vista software products to be Wind River Systems, Inc., a subsidiary of Intel Corporation and, to a lesser extent, Canonical Programming, inc. and Mentor Graphics Corporation. In addition, potential customers for our open source products may believe that they can build their own open - source product cheaper or more efficiently than purchasing our products.

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

Our investment portfolio may become impaired by further deterioration of the capital markets. *

Our cash equivalents at September 30, 2010 consisted primarily of an investment in a money market fund, which is invested primarily in United States treasury securities, bonds of government agencies, and corporate bonds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of September 30, 2010, we had no direct holdings in these categories of investments and believe that our indirect exposure to these financial instruments through our holdings in money market instruments was immaterial. As of September 30, 2010, we had no impairment charge associated with our cash equivalents relating to such adverse financial market conditions. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

Risks Related to our Common Stock

The market price of our common stock may be volatile, which could cause the value of your investment to decline. *

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through September 30, 2010, our stock price has fluctuated from a low of $7.61 to a high of $35.60. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Future sales of our common stock in the public market could cause our stock price to fall. *

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2010, we had 45,119,426 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144.

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

•

the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors, and the inability of stockholders to take action by written consent in lieu of a meeting; and

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

Unregistered Sale of Equity Securities

None.

Use of Proceeds from Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-140660), that was declared effective by the SEC on May 1, 2007. As of September 30, 2010, $52.8 million of the approximately $94.7 million in net proceeds received by us in the offering, after deducting approximately $7.3 million in underwriting discounts, commissions, and $2.8 million in other offering costs, were invested in various interest-bearing instruments, and $41.9 million of the net proceeds had been used for acquisitions, general corporate purposes, including the repayment of the outstanding balances under a term loan with Silicon Valley Bank, general and administrative and manufacturing expenses.

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our common stock during the three months ending September 30, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 - July 31, 2010	—	—	Not applicable	Not applicable
August 1, 2010 - August 31, 2010	—	—	Not applicable	Not applicable
September 1, 2010 - September 30, 2010	584	$3.04	Not applicable	Not applicable

	584	$3.04

(1)	Represents shares of our common stock repurchased by us from employees upon termination of service pursuant to the terms and conditions of our 2001 Stock Incentive Plan, which permits us to elect to purchase such shares at the original issuance price.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant(2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (3)

10.1#	MIPS Core Technology Schedule, dated as of September 29, 2010, by and among the Registrant and MIPS Technologies, Inc.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (No. 001-33435), filed with the SEC on March 2, 2009, and incorporated herein by reference.
(2)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.
(3)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.
*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
**	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.
#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVIUM NETWORKS, INC.

Date: October 29, 2010	By:	/S/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer and Vice President of Finance and Administration and Secretary

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (3)

10.1#	MIPS Core Technology Schedule, dated as of September 29, 2010, by and among the Registrant and MIPS Technologies, Inc.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (No. 001-33435), filed with the SEC on March 2, 2009, and incorporated herein by reference.
(2)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.
(3)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1 (No. 333-140660), filed with the SEC on February 13, 2007, as amended, and incorporated herein by reference.

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