Form 10-K
period 2010-12-31
CAVIUM NETWORKS, INC.
filed 2011-02-28
CIK 1175609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33435

Cavium Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0558625
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

805 East Middlefield Road

Mountain View, CA 94043

(650) 623-7000

(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value (Title of Class)	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was $1,057,801,529, based on the number of shares held by non-affiliates of the registrant, and based on the reported last sale price of common stock on The NASDAQ Global Market for such date. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2010, the registrant assumed that a stockholder was an affiliate of the registrant at June 30, 2010 if such stockholder beneficially owned 10% or more of the registrant’s common stock as represented by the filing of Schedule 13G with the Securities and Exchange Commission and/or was affiliated with an executive officer or director of the registrant at June 30, 2010; provided, however, that organizations whose ownership exceeds 10% of the registrant’s outstanding common stock as of June 30, 2010 that represented on such Schedule that they are registered investment advisors or investment companies registered under Section 8 of the Investment Company Act of 1980 were considered to be non-affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of February 24, 2011: 47,057,203

Documents Incorporated by Reference: Portions of the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this form 10-K are incorporated by reference in Part III of this Form 10-K.

CAVIUM NETWORKS, INC.

YEAR ENDED DECEMBER 31, 2010

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

Overview

We are a provider of highly integrated semiconductor processors that enable intelligent processing for networking, communications, storage, wireless, security, video and connected home and office applications. We refer to our products as enabling intelligent processing because they allow customers to develop networking, wireless, storage and electronic equipment that is application-aware and content-aware and securely processes voice, video and data traffic at high speeds. Our products also include a rich suite of embedded security protocols that enable unified threat management, or UTM, secure connectivity, network perimeter protection, Deep Packet Inspection or DPI, network virtualization, broadband gateways, third generation/fourth generation or 3G/4G wireless infrastructure, storage systems, wireless High-Definition Multimedia Interface or HDMI cable replacement and embedded video applications. Our products are systems on a chip, or SoCs, which incorporate single or multiple processor cores, a highly integrated architecture and customizable software that is based on a broad range of standard operating systems. As a result, our products offer high levels of performance and processing intelligence while reducing product development cycles for our customers and lowering power consumption for end market equipment. We focus our resources on the design, sales and marketing of our products, and outsource the manufacturing of our products.

We generate the majority of our net revenue from sales of our products to providers of networking equipment that sell into the enterprise network, data center, broadband and consumer, access and service provider markets. Our products are used in a broad array of networking equipment, including routers, switches, content-aware switches, UTM and other security appliances, application-aware gateways, voice/video/data, or triple-play, gateways, wireless local area network, or WLAN, and 3G/4G WiMax/Long Term Evolution, or LTE access, aggregation and gateway devices, storage networking equipment, servers and intelligent network interface cards, Internet protocol, or IP surveillance systems, digital video recorders, wireless HDMI cable replacement systems, video conferencing systems and connected home and office equipment such as print servers, wireless routers and broadband gateways. The acquisition of MontaVista Software, Inc. (“MontaVista”) in December 2009 complements our broad portfolio of multi-core processors to deliver integrated and optimized hardware and software embedded solutions to the market. Our MontaVista software products generate a majority of revenue from sales of software subscriptions of embedded Linux operating system, related development tools, support and professional services.

Industry Background

Traffic on the Internet, wireless networks and enterprise networks is rapidly increasing due to trends that include greater adoption of multimedia, video, smart-phones, IPTV and rich, interactive Internet applications, voice over IP, or VoIP, video over broadband, file sharing, greater use of web-based cloud services and the proliferation of stored content accessed through networks. Enterprises, service providers and consumers are demanding networking and electronic equipment that can take advantage of these trends, and address the significant market opportunities and life-style changes that these new applications provide. As a result, there is growing pressure on providers of networking equipment, wireless, storage and electronic equipment to rapidly introduce new products with enhanced functionality while reducing their design and manufacturing costs. Providers of networking, wireless, storage and electronic equipment are increasingly seeking advanced processing solutions from third-party vendors to access the best available technology and reduce development costs.

Video on demand, IPTV, peer-to-peer (P2P) video, and Internet video are forecast to account for approximately 90 percent of all consumer IP traffic by 2013 according to Cisco Systems Inc.’s Visual Networking Index forecast. New media rich applications for both consumers and enterprises, like Facebook, YouTube, Hulu, MySpace, high definition (“HD”) movie downloads, video conferencing, online gaming, distance learning and telemedicine are the major drivers of this growth. Currently, internet video on the PC is the primary driver of this growth. In the future, Internet delivery of video to the TV and mobile devices followed by cost effective, HD interactive video communications is expected to fuel the future growth of video traffic over the Internet. This growth of video over the network is driving many of our customers in the networking and communications space to acquire video technology, applications and expertise. To address the future needs of our customers we acquired differentiated, low-latency video encoding technology via our purchase of W&W Communications, Inc. (“W&W”) in 2008.

The acquisition of MontaVista complements our broad portfolio of multi-core processors to deliver integrated and optimized embedded solutions to the market. Our MontaVista software products generate a majority of revenue from sales of software subscriptions of embedded Linux operating system, related development tools, support and professional services. In October 2010, we acquired Celestial Systems, an India-based technology and services partner with long term connections and synergies with MontaVista. With the acquisition, we gain critical mass in delivering key technologies and services such as Automotive Infotainment Systems, Digital Media product development and Android commercialization support.

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

The processing needs of the digital video market can be categorized into five distinct market segments namely capture, process, transport, receive and display. Our networking products serve in the video traffic transport market with single and multicore processors. The video transport market includes equipment used in cable networks, satellite networks and the Internet such as routers, switches and content load-balancers that support the bandwidth, low-latency and quality of service required for video. Video processing technology is required to play in the capture, process and display segments of the market. The video capture market includes all types of video recording equipment ranging from high-end broadcast quality cameras to IP cameras for video surveillance, video conferencing and personal use camcorders, IP cameras and webcams. The video process market needs high-channel density and translating and transcoding for video infrastructure equipment such as cable head-end video systems, IP Multimedia Subsystem, or IMS, gateways, broadcast systems, multi-channel digital video recorders (DVRs), video conference multi-point control unit and gateways. The video display market includes LCD screens and flat panels, plasma displays and projectors where high quality 1080p HD encode and decode and low latency are required for display and wireless connectivity. This market is served by our video processing products. Networking, wireless, storage and electronic equipment providers address the need for next generation video systems using a variety of approaches. These approaches include internally designed custom semiconductor products, such as application-specific integrated circuits, or ASICs, digital signal processors, or DSPs, field-programmable gate arrays, or FPGAs, or other proprietary chips, multiple chip offerings, general purpose central processing units, or CPUs, from merchant suppliers, software-based solutions or a combination of these approaches. While these approaches have been adequate for the basic Layer 1 through 3 processing, they are less effective as the need for Layer 4 through 7 intelligent processing increases and line rates continue to increase. As a result, providers of networking equipments are increasingly turning to third-party vendors for high performance, power-efficient and cost-effective intelligent processing products.

Products

OCTEON®, OCTEON Plus ®, OCTEON II®, NITROX®, ECONA® and Pure VuTM are trademarks or registered trademarks of Cavium Networks, Inc.

We offer highly integrated semiconductors that provide single or multiple cores of processors, along with intelligent Layer 4 through 7 processing for enterprise network, data center, broadband and consumer, and access and service provider markets. Our products provide scalable, low-power, high performance processors that integrate single or multiple cores, hardware accelerators, memory controllers and input/output interfaces into a single chip and are available across a wide range of price and performance points. All of our products are compatible with standards-based operating systems and general purpose software to enable ease of programming, and are supported by our ecosystem partners. Our MontaVista Software products offer commercial grade embedded Linux operating systems, development tools, support and services. Our software embedded Linux products provide a high quality operating system and productivity tools across a wide range of embedded processors that are sold by us.

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

The OCTEON Plus and OCTEON II processor families incorporate new interfaces and acceleration features for packet processing, quality of service and content processing for multimedia aware networking and 3G, 4G-LTE, and WiMax wireless applications over the previous generations. The OCTEON Plus and OCTEON II processor families also expanded OCTEON’s core target markets in storage, wireless and control plane applications. The OCTEON Plus and OCTEON II processor families also provide hardware acceleration for storage applications such as iSCSI, RAID 6 and data de-duplication and are aimed at iSCSI targets, Fiber Channel to iSCSI bridges and disk arrays.

Our NITROX processor family offers stand-alone security processors and Layer 7 content processors that provide the functionality required for Layer 3 to Layer 7 secure communication in a single chip. These single chip, custom-designed processors provide complete security protocol processing, encryption, authentication algorithms and intelligent deep packet inspection to reduce the load on the system processor and increase total system throughput. The NITROX family consists of products with up to 64 security processors on a chip, providing up to 40Gbps of cryptographic processing up to 200k RSA operations/sec, and are used in a wide variety of OEM networking and data-center equipment, including security appliances, UTM appliances, Layer 4 through 7 load balancers, and other cloud services applications. The NITROX DPI Layer 7 content processor family includes our patented deep packet inspection technology and is used in routers/switches, wireless infrastructure equipment, UTM appliances and Layer 4 -7 load balancers.

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

The ECONA family of multi-core ARM-based System-on-Chip (SoC) products is targeted at applications that demand highly integrated, cost-effective, energy efficient processing platforms in the broadband-connected, digital home and office markets. The ECONA SoC family integrates multi-core ARM CPUs, comprehensive input/output, or I/O, options and hardware offload blocks for high performance connected gateways and networked storage, security gateways, wireless access, portable media devices and other networked appliances. With integrated power management hardware, the ECONA SoC family is also designed ground-up to meet very stringent power consumption requirements for the Consumer Electronics (CE) devices to enable fan-less operation and compact industrial design. The ECONA SoC family provides best-in-class performance / dollar and performance / watt for the targeted applications.

The PureVu CNW3XXX video processors offer the industry’s lowest end-to-end encode-decode latency, high channel density and low power solution for interactive and recording video applications. These processors integrate an H.264 encoder and decoder on a single chip with support for 1080p60 encode/decode, as well as encoding and decoding multiple HD, SD and CIF streams. Through our Super Low Latency (SLL) Technology™ many demanding interactive video applications are possible on CNW3XXX processors. The PureVu CNW3XXX processors are targeted for use in either highly interactive video applications, such as gaming, or in high channel-density video recording applications or in applications that require both low latency and high channel-density; including video conferencing, wireless HDMI adapters, video surveillance DVRs and video servers, gaming, and single or multi-sensor HD and SD IP cameras. The PureVu™ CNW5XXX family combines Cavium’s Super-Low-Latency (SLL) H.264 video processor, high performance NITROX security technology, and intelligent networking and packet processing capabilities in a fully integrated SoC that brings our revolutionary netHD™ technology to a variety of video applications, including wireless display, HDMI cable replacement, home media distribution, and video conferencing. The high degree of integration deployed in the CNW5XXX family is intended to provide customers with aggressive system bill-of-materials cost in order to enable mass market adoption in such devices as flat panel TVs, Blu-ray players, notebook PCs and netbooks, gaming consoles, as well as SMB and SOHO video communication systems.

The MontaVista software products include embedded Linux operating systems, support, development tools and professional services. The MontaVista software product line helps our customers build products around our SoCs in a more time and cost efficient manner. The MontaVista embedded Linux operating system is available in multiple editions based upon the target market. Our MontaVista Linux MVL6 product includes commercial grade Linux operating systems with pre-packaged open source packages and development tools that reduce development time and cost of building products. In addition to our MontaVista software products we also market and sell discrete software stacks designed to help our customers build products with fewer development resources. Furthermore, we offer customized professional services that help our customers build feature rich products using our processor and Linux expertise. In 2010 MontaVista released MontaVista Linux Carrier Grade Edition 6.0 (CGE 6.0) a sixth-generation embedded Linux for the highly demanding network equipment and carrier environments. Key to CGE 6.0 is a multicore resource management architecture that will allow multiple embedded technologies to run side-by-side in a virtualized environment. The MontaVista virtualization platform is based entirely on Linux and includes Linux Containers and KVM virtualization as well as an ultra-fast, RTOS-like Bare Metal Engine (BME) implementation. MontaVista Software continues to implement and support CGE 6.0 across multiple architectures and semiconductor platforms.

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

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. Cisco Systems, Inc. accounted for 22% of net revenue in 2010.

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

Research and Development

We believe that our future success depends on our ability to introduce enhancements to our existing products and to develop new products for both existing and new markets. Our research and development efforts are directed largely to the development of additional high-performance multi-core microprocessor semiconductors. We are also focused on incorporating functions currently provided by stand-alone semiconductors into our products. We have assembled a team of highly skilled semiconductor and embedded software design engineers who have strong design expertise in high performance multi-core microprocessor design, along with embedded software, security and networking expertise. Our engineering design teams are located in Mountain View, California, Marlborough, Massachusetts, Beijing, China, Hsin-Chu, Taiwan, Madrid, Spain and Hyderabad, Chennai and Bangalore, India. As of December 31, 2010, we had 367 employees in our research and development group. Our research and development expenses were $60.6 million, $42.7 million and $27.2 million for the years ended December 31, 2010, 2009 and 2008 respectively.

Business Combinations

In the third quarter of 2008, we acquired substantially all of the assets of Star Semiconductor Corporation (“Star”) for a purchase price of $9.6 million. With the acquisition of Star, we also added the Star ARM-based processors to our portfolio to address connected home and office applications and have since introduced our ECONA line of dual-core ARM processors that address a large variety of connected home and office applications.

In the fourth quarter of 2008, we acquired W&W Communications, Inc. for a total purchase price of $8.3 million. This acquisition launched us into the video processor market with a broad product line called PureVu. The PureVu family of video processors and modules incorporate proprietary and patent pending video technology that produces perceptual lossless video quality and delivers sub-frame latency with extremely low power and cost. These products address the need for video processing in wireless displays, teleconferencing, gaming and other applications.

In the fourth quarter of 2009, we acquired MontaVista for a total purchase price of $45.2 million. In addition, per the merger agreement, we paid $6.0 million, consisting of a mix of shares of our common stock and cash to certain individuals in connection with the termination of MontaVista’s 2006 Retention Compensation Plan. This acquisition complements our broad portfolio of multi-core processors to deliver integrated and optimized embedded solutions to the market.

In the fourth quarter of 2010, we acquired Celestial Systems Inc. for aggregate cash consideration of $4.4 million and a possible earn-out of $1.5 million in cash upon the achievement of certain milestone as set forth in the asset purchase agreement. With the acquisition of Celestial Systems, we gain critical mass in delivering key technologies and services such as Automotive Infotainment Systems, Digital Media product development and Android commercialization and support.

On January 25, 2011, we completed the acquisition of substantially all of the assets of Wavesat Inc., including, but not limited to, certain intellectual property, all of Wavesat’s rights to, in and under customer contracts and other material agreements, inventory, equipment, work in progress, fixed assets and goodwill. We paid approximately $10.0 million in cash, plus the aggregate amount of certain liabilities as specified in the related purchase agreement. Following the closing, we also paid approximately $1.5 million to Wavesat in connection with a transition services agreement, pursuant to which Wavesat continued to employ certain employees prior to their becoming our employees . This acquisition will add multicore wireless digital system processing to our embedded processor product line.

On January 31, 2011, we entered into an asset purchase agreement with Celestial Semiconductor, Ltd., a Cayman Islands company and no relation to Celestial Systems, Inc. On the terms and subject to the conditions set forth in the asset purchase agreement, we will purchase certain assets of Celestial Semiconductor. Under the terms of the asset purchase agreement, we will pay approximately $55.0 million in total consideration, consisting of a mix of cash and shares of our common stock. In addition, we may pay additional cash consideration of up to $10.0 million after the closing per an earn-out provision based upon the sales of Celestial Semiconductor’s products following consummation of transactions. With the acquisition of Celestial Semiconductor, we will have a proven processor family targeted for the large and growing market of digital media players.

For a complete discussion on our 2008 to 2010 and subsequent acquisitions, see “Note 5 Business Combinations” in Item 8, of this Annual Report, which is incorporated herein by reference.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections.

As of December 31, 2010, we had 25 issued and 23 pending patent applications in the United States, and 5 issued and 19 pending foreign patent applications. The issued patents in the United States expire in the years beginning in 2023 through 2025. The issued foreign patents expire in 2022. Our issued patents and pending patent applications relate to security processors, multi-core microprocessor processing and other processing concepts. We focus our patent efforts in the United States, and, when justified by cost and strategic importance, we file corresponding foreign patent applications in strategic jurisdictions such as Japan and Europe. Our patent strategy is designed to provide a balance between the need for coverage in our strategic markets and the need to maintain costs at a reasonable level. We believe our issued patents and patent applications, to the extent the applications are issued, may be used defensively by us in the event of future intellectual property claims.

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

In addition to our own intellectual property, we also rely on third-party technologies for the development of our products. We license certain technology from MIPS Technologies, Inc., pursuant to a license agreement entered into in December 2003 wherein we were granted a non-exclusive, worldwide license to MIPS Technologies’ microprocessor core technology to develop, implement and use in our products. In September 2010, the Company renewed an agreement with MIPS Technologies which will expire in September 2026. The agreement permits us to continue selling in perpetuity products developed during the term of the agreement containing the licensed technology.

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

In the networking, wireless, storage and connected home and office markets we consider our primary competitors to be other companies that provide embedded processor products to the market, including Broadcom Corporation, Freescale Semiconductor, Inc., Intel Corporation, Marvell Technology Group Ltd., PMC-Sierra, Inc., and NetLogic Microsystems, Inc. Most of these competitors offer products that differ in functionality and processing speeds and address some or all of our four target end markets. In comparison we offer a broad array of highly integrated, intelligent solutions at various performance levels and prices for each of our end markets. Our products generally include a multiple number of processor cores, greater integration of Layer 4 through 7 hardware acceleration and interfaces, and efficient power consumption for networking, communication, security and video applications. In the video capture, process and display market segments we consider our competition to be companies that provide video encode and decode solutions, including Texas Instrument’s Digital Signal Processings or TI DSPs and SOCs for H.264 encoding and AMIMON, Inc. for wireless replacement of HDMI cables and wireless video displays.

In the embedded commercial Linux operating system and professional services markets, we consider the primary competitors for our MontaVista software products to be Wind River Systems, Inc., a subsidiary of Intel Corporation and, to a lesser extent, Canonical Programming, Inc. and Mentor Graphics Corporation. As we continue to see success in our professional service business, we anticipate a new set of future competitors in the form of pure software service companies and global systems integrators.

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

Geographic Information

For geographic financial information, see “Note 11. Segment and Geographical Information” in Item 8, of this Annual Report, which is incorporated herein by reference.

Employees

As of December 31, 2010, we had 633 regular employees located in the United States, India and other countries in Asia and Europe, which was comprised of: 108 employees in manufacturing and direct service operations, 367 in engineering, research and development, and 158 in sales, marketing and administrative. None of our employees is represented by a labor union and we consider current employee relations to be good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of February 24, 2011:

Syed B. Ali	52	President, Chief Executive Officer, Director and Chairman of the Board of Directors

Arthur D. Chadwick	54	Vice President of Finance and Administration, Chief Financial Officer and Secretary

Anil Jain	54	Corporate Vice President, IC Engineering

Rajiv Khemani	43	Chief Operating Officer

Manoj Gujral	48	Vice President and General Manager, Broadband and Consumer Division

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

Rajiv Khemani has served as our Chief Operating Officer effective January 2011. He previously served as our Vice President and General Manager of Networking and Communications Division since February 2009 and has served as our Vice President of Marketing and Sales since January 2007 and has served as our Vice President of Marketing since June 2003. Prior to joining us, from 1998 to May 2003, he worked for Intel Corporation, a microprocessor IC company. From 2002 to 2003, he served as General Manager of Intel’s high-end network processor business unit. From 1999 to 2002, he served as Director of Marketing in Intel’s network processor division. He joined Intel through Intel’s acquisition of Netboost, a network processor startup. Prior to Netboost, Mr. Khemani held engineering, marketing and management positions at Network Appliance and Sun Microsystems. He received a bachelor degree in Computer Engineering from the Indian Institute of Technology,

New Delhi, an MS in Computer Science from New York University and an MBA from Stanford University Graduate School of Business.

Manoj Gujral has served as our Vice President and General Manager of our Broadband and Consumer Division since May 2010. He brings over 23 years of deep expertise in developing and bringing to market solutions for consumer electronics, personal computers, servers, and mobile devices. Prior to joining us, Manoj served as General Manager of the Desktop Business at Nvidia Corp responsible for GPU and chipset products across all original equipment manufacturer (OEM) customers. Earlier in his tenure at Nvidia, he led the Notebook chipset business from early days through strong revenue momentum in the market place. From 2003-2005, he served as Managing Director of the Specialty Memory business unit at Cypress Semiconductor responsible for system interconnect products for wireless and handset markets. Prior to Cypress, Manoj also worked in various management roles at Raza Foundries, ShareWave and Unisys. Manoj received his MSEE from Oregon State University, MBA from San Jose State University and completed the Executive Leadership Program at Stanford University Graduate School of Business. He has 8 patents issued in the area of computer architecture.

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

We were established in 2000. Our first quarter of profitability since then was the quarter ended September 30, 2007 and we remained profitable until the quarter ended December 31, 2008. We incurred a net loss of $21.4 million for the year ended December 31, 2009 and became profitable from the quarter ended June 30, 2010. For the year ended December 31, 2010, we recognized net income of $37.1 million. As of December 31, 2010, our accumulated deficit was $41.5 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. As a public company, we also incur significant legal, accounting and other expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods may not be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur losses in the future.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 41%, 52% and 57% of our net revenues from our top five customers for the years ended December 31, 2010, 2009 and 2008, respectively. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and in some cases the portion of our revenues attributable to certain customers may increase in the future. However, we may not be able to maintain or increase sales to certain of our top customers for a variety of reasons, including the following:

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

We have experienced significant growth in a short period of time. Our net revenues increased from approximately $7.4 million in 2004 to approximately $19.4 million in 2005, $34.2 million in 2006, $54.2 million in 2007, $86.6 million in 2008, $101.2 million in 2009 and $206.5 million in 2010. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

Because of the wide price differences among our processors, the mix and types of performance capabilities of processors sold affect the average selling price of our products and have a substantial impact on our revenue. Generally, sales of higher performance products have higher gross margins than sales of lower performance products. We currently offer both higher and lower performance products in our NITROX, OCTEON, ECONA ARM and PureVu Video product families. During 2008 and in the first two quarters of 2009, we experienced a sales mix shift towards increased sales of lower performance, lower margin products, which negatively affected our overall gross margins. In the third and fourth quarters of 2009 compared to the first two quarters of 2009, the product mix moved towards higher performance and higher margin products and had been about the same level throughout 2010. If the sales mix shifts back to lower performance, lower margin products, our overall gross margins will be negatively affected. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and as a result can negatively impact our financial results.

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

Because a significant portion of our software and licenses revenues is derived from subscription-based software licenses, we are dependent upon the ability of our customers to develop and penetrate new markets successfully, and to develop new products for existing markets.

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

In addition, we rely on stock-based awards as one means for recruiting, motivating and retaining highly skilled talent. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations. The decline in the trading price of our common stock would result in the exercise price of a portion of our outstanding options to exceed the current trading price of our common stock, reducing the effectiveness of these stock-based awards. Consequently, we may not continue to successfully attract and retain key personnel which would harm our business.

We have a limited operating history, and we may have difficulty accurately predicting our future revenues for the purpose of appropriately budgeting and adjusting our expenses.

We were established in 2000. Since we have had only eight quarters of operating profitability, we do not have an extended history from which to predict and manage profitability. Our limited operating experience, a dynamic and rapidly evolving market in which we sell our products, our dependence on a limited number of customers, as well as numerous other factors beyond our control, including general market conditions, impede our ability to forecast quarterly and annual revenues accurately. As a result, we could experience budgeting and cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which could make it difficult for us to attain and maintain profitability and could increase the volatility of the market price of our common stock.

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

We have international sales offices and research and development facilities and we conduct, and expect to continue to conduct, a significant amount of our business with companies that are located outside the United States, particularly in Asia and Europe. Even customers of ours that are based in the United States often use contract manufacturers based in Asia to manufacture their systems, and it is the contract manufacturers that purchase products directly from us. As a result of our international focus, we face numerous challenges, including:

•	increased complexity and costs of managing international operations;

•	longer and more difficult collection of receivables;

•	difficulties in enforcing contracts generally;

•	geopolitical and economic instability and military conflicts;

•	limited protection of our intellectual property and other assets;

•	compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations;

•	trade and foreign exchange restrictions and higher tariffs;

•	travel restrictions;

•	timing and availability of import and export licenses and other governmental approvals, permits and licenses, including export classification requirements;

•	foreign currency exchange fluctuations relating to our international operating activities;

•	transportation delays and limited local infrastructure and disruptions, such as large scale outages or interruptions of service from utilities or telecommunications providers;

•	difficulties in staffing international operations;

•	heightened risk of terrorism;

•	local business and cultural factors that differ from our normal standards and practices;

•	differing employment practices and labor issues;

•	regional health issues and natural disasters; and

•	work stoppages.

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

In May 2008, we acquired certain assets of Parallogic Corporation, in August 2008 we acquired substantially all of the assets of Star Semiconductor Corporation, in December 2008, we acquired W&W Communications, Inc., in December 2009 we acquired MontaVista Software, Inc., and in October 2010, we acquired substantially all of the assets of Celestial Systems. In January 2011, we acquired Wavesat, Inc. and we expect that we will in the future continue to acquire companies or assets of companies that we believe to be complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market or application skills or enhancing and expanding our existing product lines. In connection with any such future acquisitions, we may need to use a significant portion of our available cash, issue additional equity securities that would dilute current stockholders’ percentage ownership and incur substantial debt or contingent liabilities. Such actions could adversely impact our operating results and the market price of our common stock. In addition, difficulties may occur in assimilating and integrating the operations, personnel, technologies, and products of acquired companies or businesses. In addition, key personnel of an acquired company may decide not to work for us. Moreover, to the extent we acquire a company with existing products; those products may have lower gross margins than our customary products, which could adversely affect our gross margin and operating results. If an acquired company also has inventory that we assume, we will be required to write up the carrying value of that inventory to fair value. When that inventory is sold, the gross margins for those products are reduced and our gross margins for that period are negatively affected. Furthermore, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of such acquired businesses. As a result, we would be required to record material amounts of goodwill, and acquired in-process research and development charges and other intangible assets, which could result in significant impairment and acquired in-process research and development charges and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses and potential restructuring costs associated with an acquisition, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. We have been issued 25 patents in the United States and 5 patents in foreign countries and have an additional 23 patent applications pending in the United States and 19 patent applications pending in foreign countries. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

Our open source business could be seriously harmed by the outcome of lawsuits challenging the use and distribution of Linux-based software products.

We rely on Linux system software as the basis of our software products. Several lawsuits have been filed challenging the right to use and/or distribute Linux system software and software applications based on

Linux. Although we are not a party to or directly involved in any of the lawsuits relating to Linux, we expect that further lawsuits could be filed against Linux in the future which would challenge the use and distribution of our Linux-based software products. It is impossible to estimate or anticipate all of the financial or other impacts the results of these litigation matters could have on our business. Success by a plaintiff in one or more of these lawsuits could have a material adverse effect on our open source business.

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

Our open source business depends on Linux developers to continue to improve Linux and Linux-based applications that are incorporated into our open source products.

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

We may be unsuccessful in marketing our open source products because we encounter widespread negative perceptions about Linux and open source software in general.

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

Our open source software may contain errors or defects that could delay introduction of new products, result in costly remedial expenditures or cause disputes with customers.

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

The market for Linux-based systems software is highly competitive, and we expect competition to intensify in the future. We consider the primary competitors for our MontaVista software products to be Wind River Systems, Inc., a subsidiary of Intel Corporation and, to a lesser extent, Canonical Programming, inc. and Mentor Graphics Corporation. In addition, potential customers for our open source products may believe that they can build their own open source product cheaper or more efficiently than purchasing our products.

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

Our cash equivalents at December 31, 2010 consisted primarily of an investment in a money market fund, which is invested primarily in United States treasury securities, bonds of government agencies, and corporate bonds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of December 31, 2010, we had no direct holdings in these categories of investments and our indirect exposure to these financial instruments through our holdings in money market instruments was immaterial. As of December 31, 2010, we had no impairment charge associated with our cash equivalents relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

We may need to raise additional capital, which might not be available or which, if available, may be on terms that are not favorable to use.

We believe our existing cash and cash equivalent balances and cash expected to be generated from our operations will be sufficient to meet our working capital, capital expenditures and other needs for at least the next 12 months. In the future, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities to raise additional funds, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could harm our business, operating results and financial condition.

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

The complexity of accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could materially affect our financial results for a given period.

Although we use standardized agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-element license and services transactions. As we increase our transactions to more complex multi-element transactions, negotiation of mutually acceptable terms and conditions may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with the guidance as provided under multiple element arrangements; however, bigger and more complex, multi-element transactions may require additional accounting analysis to account for them accurately. Errors in such analysis in any period could lead to unanticipated changes in our revenue accounting practices and may affect the timing of revenue recognition, which could adversely affect our financial results. If we later discover that we have interpreted and applied revenue recognition rules differently than prescribed by generally accepted accounting principles in the U.S., we could be required to devote significant management resources, and incur the expense associated with an audit, restatement or other examination of our financial statements.

Our future effective tax rates could be affected by the allocation of our income among different geographic regions, which could affect our future operating results, financial condition and cash flows.

As a global Company, we are subject to taxation in the United States and various other countries and states. Significant judgment is required to determine and estimate worldwide tax liabilities. We may further expand our international operations and staff to better support our international markets. As a result, we anticipate that our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason, or US tax laws were to change in the future. Accordingly, there can be no assurance that our income tax rate will be less than the United States federal statutory rate.

Any significant change in our future effective tax rates could adversely impact our consolidated financial position, results of operations and cash flows. Our future effective tax rates may be adversely affected by a number of factors including:

•	changes in tax laws in the countries in which we operate or the interpretation of such laws;

•	increase in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with the acquisitions;

•	changes in share based compensation expense

•	changes in generally accepted accounting principles; and

•	our ability to use tax attributes such as research and development tax credits and net operating losses of acquired companies to the fullest extent.

Changes in valuation allowance of deferred tax assets may affect our future operating results

We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future taxable income in related tax jurisdictions.

As of December 31, 2010, we assessed that it is more-likely-than-not that we will realize our federal deferred tax assets based on positive evidence of our history of profits and projections of future income. Accordingly, we only applied a valuation allowance on the state deferred tax assets. In the event future income by jurisdiction is less than what is currently projected, we may be required to record a valuation allowance to these deferred tax assets in jurisdictions where realization of such assets are no longer more-likely-than-not. This would have adverse impact in our operating results (see Note 9, “Income Taxes”, of the Notes to Consolidated Financial Statements).

Risks Related to our Common Stock

The market price of our common stock may be volatile, which could cause the value of your investment to decline.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through December 31, 2010, our stock price has fluctuated from a low of $7.61 to a high of $39.56. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2010, we had 46,338,336 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144.

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

Not applicable.

Item 2. Properties

Our principal executive office is located in a leased facility in Mountain View, California, consisting of approximately 32,500 square feet of office space under lease that expires at the end of August 2011. This facility accommodates our principal software engineering, sales, marketing, operations and finance and administrative activities.

Our semiconductor product segment occupies a shared portion of the leased facility in Mountain View, California. In connection with our acquisition of W&W, we assumed W&W’s lease of office space in Sunnyvale, California consisting of approximately 10,600 square feet that expired in January 2011. We also occupy space in Marlborough, Massachusetts, consisting of approximately 74,700 square feet of office space under a lease that expires at the end of April 2013, which accommodates our product design team. Internationally, we also lease offices in Hyderabad, Chennai and Bangalore, India, consisting of approximately 38,200 square feet that expires at the end of October 2012 and May 2013, which accommodates our product design team. In addition, we lease office spaces that are not considered principal offices in Beijing, China, Hsin-Chu, Taiwan and Madrid, Spain which accommodates our product design teams.

Our software and services segment occupies mainly the assumed MontaVista’s leased office space in Sunnyvale, California consisting of approximately 82,000 square feet that expires in January 2013.

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

Market Information for Common Stock

Our common stock has been quoted on The NASDAQ Global Market under the symbol “CAVM” since our initial public offering on May 2, 2007. Prior to that time, there was no public market for our common stock. As of February 24, 2011, there were approximately 92 holders of record of our common stock.

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by The NASDAQ Global Market.

	High	Low
First Quarter of 2010	$25.74	$21.59
Second Quarter of 2010	$29.02	$24.62
Third Quarter of 2010	$31.11	$22.66
Fourth Quarter of 2010	$39.56	$28.17

First Quarter of 2009	$12.44	$7.61
Second Quarter of 2009	$17.53	$11.40
Third Quarter of 2009	$22.03	$16.13
Fourth Quarter of 2009	$24.41	$18.52

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

Stock Performance Graph(1)

The graph set forth below shows a comparison of the cumulative total stockholder return on our common stock between May 2, 2007 (the date of our initial public offering) and December 31, 2010, with the cumulative total return of (i) the NASDAQ Computer Index and (ii) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100,000 on May 2, 2007 in our common stock, the NASDAQ Computer Index and the NASDAQ Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the value of our common stock on May 2, 2007 was the closing sales price of $16.45 per share. The stockholder return shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns. Information used in the graph was obtained from Yahoo, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	5/2/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Cavium Networks	100.0	139.9	63.9	144.9	229.1
Nasdaq Composite Index	100.0	103.7	61.7	88.7	103.7
Nasdaq Computer Index	100.0	115.8	61.8	105.5	123.9

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Recent Sales of Unregistered Securities

(a) Sale of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-140660), that was declared effective by the SEC on May 1, 2007. We registered 7,762,500 shares of our common stock with a proposed maximum aggregate offering price of $104.8 million, all of which we sold. The offering was completed after the sale of all 7,762,500 shares. Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. were the joint book-running managing underwriters of our initial public offering and Thomas Weisel Partners LLC, Needham & Company, LLC and JMP Securities LLC acted as co-managers. As of December 31, 2010, $45.6 million of the approximately $94.7 million in net proceeds received by us in the offering, after deducting approximately $7.3 million in underwriting discounts, commissions, and $2.8 million in other offering costs, were invested in various interest-bearing instruments, and $49.1 million of the net proceeds had been used for acquisitions, general corporate purposes, including the repayment of the outstanding balances under the term loan with Silicon Valley Bank, and general and administrative and manufacturing expenses. None of the expenses or payments was paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding repurchases of common stock during the three months ended December 31, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 — October 31, 2010	—	—	Not applicable	Not applicable
November 1, 2010 — November 30, 2010	—	—	Not applicable	Not applicable
December 1, 2010 — December 31, 2010	334	$3.04	Not applicable	Not applicable

	334	$3.04

(1)	Represents shares of our common stock repurchased by us from employees upon termination of service pursuant to the terms and conditions of our 2001 Stock Incentive Plan, which permits us to elect to purchase such shares at the original issuance price.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended December 31, 2010, 2009 and 2008, and the summary consolidated balance sheet data as of December 31, 2010 and 2009, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2007 and 2006, and the summary consolidated balance sheet data as of December 31, 2008, 2007 and 2006, are derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$206,500	$101,214	$86,609	$54,203	$34,205
Cost of revenue(1)(2)	79,487	51,112	35,639	19,898	13,092

Gross profit	127,013	50,102	50,970	34,305	21,113

Operating expenses:
Research and development(2)	60,602	42,682	27,180	19,548	18,651
Sales, general and administrative(2)	55,303	28,651	22,111	14,688	10,058
In-process research and development	—	—	1,319	—	—

Total operating expenses	115,905	71,333	50,610	34,236	28,709

Income (loss) from operations	11,108	(21,231)	360	69	(7,596)

Other income (expense), net:
Interest expense	(405)	(244)	(499)	(622)	(707)
Warrant revaluation expense	—	—	—	(573)	(467)
Interest income and other	(1,004)	330	2,576	3,458	345

Total other income (expense), net	(1,409)	86	2,077	2,263	(829)

Income (loss) before income tax expense	9,699	(21,145)	2,437	2,332	(8,425)
Income tax (benefit) expense	(27,425)	249	930	142	560

Net income (loss)	$37,124	$(21,394)	$1,507	$2,190	$(8,985)

Net income (loss) per common share, basic	$0.83	$(0.52)	$0.04	$0.08	$(1.11)
Shares used in computing basic net income (loss) per common share	44,740	41,435	40,385	29,006	8,066
Net income (loss) per common share, diluted	$0.77	$(0.52)	$0.04	$0.07	$(1.11)
Shares used in computing diluted net income (loss) per common share	48,235	41,435	42,566	32,432	8,066

(1)	Includes amortization of intangibles from acquisitions of $4,456, $5,381, $1,737, $860 and $1,116, in the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.
(2)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Cost of revenue	$1,271	$373	$179	$43	$9
Research and development	9,929	5,574	2,684	805	396
Sales, general and administrative	10,269	5,780	3,194	1,021	340

Total stock-based compensation expense	$21,469	$11,727	$6,057	$1,869	$745

	Year Ended December 31,
	2010		2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$90,673		$58,918	$77,027	$98,462	$10,154
Working capital	117,872	(1)	65,897	90,335	105,048	11,689
Total assets	291,620	(1)	199,795	151,164	134,610	29,962
Preferred stock warrant liability	—		—	—	—	701
Capital lease and technology license obligations	11,044		9,012	4,735	8,530	7,580
Other non-current liabilities	8,309	(1)	2,569	1,162	—	39
Convertible preferred stock	—		—	—	—	72,437
Common stock and additional paid-in capital	276,103		234,990	185,784	175,580	3,740
Total stockholders’ equity (deficit)	234,610		156,373	128,561	116,850	(57,180)

(1)	Subsequent to our fourth quarter and year-end earnings release included in our Current Report on 8-K dated January 31, 2011, we performed further analysis in the course of finalizing the consolidated financial statements included in the Form 10-K for the year ended December 31, 2010, and concluded that it was appropriate to reclassify certain deferred tax assets and liabilities from long-term to current. These reclassifications do not indicate a change in our previously reported operating performance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OCTEON®, OCTEON Plus ®, OCTEON II®, NITROX®, ECONA® and Pure VuTM are trademarks or registered trademarks of Cavium Networks, Inc.

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

In the fourth quarter of 2008, we acquired W&W for a total purchase price of $8.3 million. This acquisition launched us into the video processor market with a broad product line called PureVu. The PureVu family of video processors and modules incorporate proprietary and patent pending video technology that produces perceptual lossless video quality and delivers sub-frame latency with extremely low power and cost. These products address the need for video processing in wireless displays, teleconferencing, gaming and other applications.

In the fourth quarter of 2009, we acquired MontaVista for a total purchase price of $45.2 million. In addition, per the merger agreement, we paid $6.0 million, consisting of a mix of shares of our common stock and cash to certain individuals in connection with the termination of MontaVista’s 2006 Retention Compensation Plan. This acquisition complements our broad portfolio of multi-core processors to deliver integrated and optimized embedded solutions to the market.

In the fourth quarter of 2010, we acquired Celestial Systems, Inc. for aggregate cash consideration of $4.4 million and a possible earn-out of $1.5 million in cash upon the achievement of certain milestone as set forth in the asset purchase agreement. With the acquisition of Celestial Systems, we gain critical mass in delivering key technologies and services such as Automotive Infotainment Systems, Digital Media product development and Android commercialization and support.

On January 25, 2011, we completed the acquisition of substantially all of the assets of Wavesat Inc., including, but not limited to, certain intellectual property, all of Wavesat’s rights to, in and under customer contracts and other material agreements, inventory, equipment, work in progress, fixed assets, certain accounts receivable and goodwill. We paid approximately $10.0 million in cash, plus the aggregate amount of certain liabilities, which were specified in the related purchase agreement. Following the closing, we also paid approximately 1.5 million to Wavesat in connection with a transition services agreement, pursuant to which Wavesat continued to employ certain employees prior to their becoming our employees. This acquisition will add multicore wireless digital system processing to our embedded processor product line.

On January 31, 2011, we entered into an asset purchase agreement with Celestial Semiconductor, Ltd., a Cayman Islands company. On the terms and subject to the conditions set forth in the asset purchase agreement, we will purchase certain assets of Celestial Semiconductor. Under the terms of the asset purchase agreement, we will pay approximately $55.0 million in total consideration, consisting of a mix of cash and shares of our common stock. In addition, the Company may pay additional cash consideration of up to $10.0 million after the closing per an earn-out provision based upon the sales of Celestial Semiconductor’s products following consummation of the transaction. With the acquisition of Celestial Semiconductor, Inc., we will have a proven processor family targeted for the large and growing market of digital media players.

For a complete discussion on our 2008 to 2010 and subsequent acquisitions, see “Note 5 Business Combinations” in Item 8, of this Annual Report, which is incorporated herein by reference.

Since inception, we have invested heavily in new product development and our net revenue has grown from $19.4 million in 2005 to $34.2 million in 2006, $54.2 million in 2007, $86.6 million in 2008, $101.2 million in 2009 and $206.5 million in 2010 driven primarily by demand in the enterprise network and data center markets, and more recently in 2009 the revenue growth was mainly due to increased demand in the broadband and consumer markets. We expect sales of our products for use in the enterprise network and data center markets to continue to represent a significant portion of our revenue in the foreseeable future, however, we do expect growth in the broadband and consumer as well as the access and servicer provider markets.

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

Revenue Recognition

We derive our revenue primarily from sales of semiconductor products and sales of software licenses and services. We recognize revenue when all of the following criteria have been met: (1) persuasive evidence of a binding arrangement exists, (ii) delivery has occurred, (iii) the price is deemed fixed and free of contingencies and significant uncertainties, and (iv) collection is probable. Our price is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices, which is often memorialized with a customer purchase order. Our agreements with non-distributor customers do not include rights of return or acceptance provisions. We assess the ability to collect from our customers based on a number of factors, including credit worthiness and any past transaction history of the customers.

Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of revenue. We generally recognize revenue at the time of shipment to our customers. Revenue from the sales of semiconductor products consists of sales of our products for a new design are usually made directly to networking OEMs as they design and develop their products. Once their design enters production, they often outsource their manufacturing contract manufacturers to purchase our products directly from us or from our distributors.

Revenue is recognized upon shipment for sales to distributors with limited rights of returns and price protection if we conclude we can reasonably estimate the credits for returns and price adjustments issuable. We record an estimated allowance, at the time of shipment, based on the historical patterns of returns and pricing credits of sales recognized upon shipment.

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if it cannot reasonably estimate the level of returns and credits issuable. We have a distribution agreement with Avnet, Inc. to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet, revenue and costs are deferred until products are sold by Avnet to its end customers.

We also derive revenue from licensing software and providing software maintenance and support. Software arrangements typically include: (i) an end-user license fee paid in exchange for the use of our products for a specified period of time, generally 12 months (time-based license); and (ii) a support arrangement that provides for technical support and unspecified product updates and upgrades on a when and if available basis over the period of the related license.

Revenue from software and service arrangements is recorded when all of the following criteria are met.

Persuasive evidence of an arrangement exists — We require either a written contract signed by both the customer and us, or a shrink-wrap or click-through contract whereby the customer agrees to our standard license terms, together with a non-cancellable purchase order, or a purchase order from these customers that have previously negotiated an end-user license arrangement or volume purchase arrangement.

Delivery has occurred — We deliver software to our customers electronically and considers delivery to have occurred once the access codes are provided that allow the customer to take immediate possession of the software.

The fee is fixed or determinable — Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms.

Collectibility is probable — We assess the collectibility of an arrangement on a case-by-case basis, based on the financial condition of the customer as well as any established payment history.

We allocate revenue between elements in a multiple-element revenue arrangement based on vendor specific objective evidence of fair value (“VSOE”) for each undelivered element. VSOE is based on the price charged when an element is sold separately. We enter into multiple-element arrangements that generally include time-based licenses and support that are typically not sold separately. Revenue from such arrangements is deferred and recognized ratably over the term that support is offered, which is typically 12 months.

The software arrangement may also include professional services, and such services may be purchased separately. Professional services engagements are billed on either a fixed-fee or time-and-materials basis. For fixed-fee arrangements, professional services revenue is recognized under the proportional performance method, with the associated costs included in cost of revenue. We estimate the proportional performance of the arrangements based on an analysis of progress toward completion. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate, and a loss is recognized when the total estimated project cost exceeds project revenue. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on progress toward completion of projects in progress. To the extent we are unable to estimate the proportional performance then the revenue is recognized on a completed performance basis. Revenue for time-and-materials engagements is recognized as the effort is incurred.

In addition, we also enter into multiple element arrangements, which consist of the combination of licensed software, support and professional services. Professional services in such arrangements do not involve significant customization, modification or development of software licensed under the time based licenses and are not essential to the functionality of such software. Provided that the total arrangement consideration is fixed and determinable at the inception of the arrangement, we allocate the total arrangement consideration to professional services and time based licenses bundled with support based on VSOE for professional services and VSOE for time based licenses bundled with support. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. For arrangements with services that are essential to the functionality of the software, the license and related service revenues are recognized using proportional performance method.

If we are unable to establish VSOE for each undelivered element of the arrangement, revenue for the entire arrangement is deferred until the time that we are able to establish VSOE for the undelivered elements or there is only one remaining undelivered element. When the revenue is deferred, the direct costs incurred in relation to the professional services arrangement are deferred and is recorded as deferred costs in prepaid expenses and other current assets.

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

Accounting for Income Taxes

We account for income taxes under the asset and liability approach. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant judgment is required in determining the valuation allowance recorded against our deferred tax assets. In assessing the valuation allowance, we consider all available evidence including past operating results and estimates of future taxable income. Our net deferred tax assets relate predominantly to our United States federal tax jurisdiction. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense.

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

Effective January 1, 2009, we adopted the updated authoritative guidance on business combinations which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. It also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and the financial effects of the business combination. The updated standards also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. Similarly, under the updated guidance, we expensed related transaction costs of $2.1 million and $958,000 in 2010 and 2009 associated with the acquisitions, which would have been capitalized under the prior accounting standards. The updated guidance also addresses application issues regarding the initial recognition and measurement, subsequent measurement and accounting of disclosures of assets and liabilities arising from contingencies in business combination. In circumstances where the acquisition date fair value for a contingency cannot be determined during the measurement period and it is concluded that is probable that an asset or liability exists as of the acquisition date and the amount cannot be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. The adoption of this updated guidance had a material impact in our 2010 and 2009 consolidated financial statements and believed that it will have material impact on our future consolidated financial statements.

Goodwill and Purchased Intangible Assets

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets and liabilities assumed. We review goodwill and finite-lived purchased intangible assets for impairment whenever there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value were not recoverable. We also assess potential impairment of our goodwill on an annual basis, regardless if there is evidence of impairment. Applying the provisions of “Intangibles-Goodwill and Other”, we perform goodwill impairment test at the reporting unit level. If the fair value of each of the reporting units exceeds the carrying value of the reporting unit, goodwill is not impaired. In addition to the goodwill impairment, we also perform impairment review of finite-lived intangibles for the carrying value and the remaining useful lives of the assets. If the carrying value or the remaining useful life of the intangible assets is not recoverable, we record a charge equal to the difference between carrying and fair value. Significant management judgment is required in the grouping of long-lived assets and forecasts of future operating results that are used in the evaluation of carrying value of goodwill and finite-lived intangible assets. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

Results of Operations

Net Revenue. Our net revenue consists primarily of sales of our semiconductor products to providers of networking equipment and their contract manufacturers and distributors. Initial sales of our products for a new design are usually made directly to providers of networking equipment as they design and develop their product. Once their design enters production, they often outsource their manufacturing to contract manufacturers that purchase our products directly from us or from our distributors. We price our products based on market and competitive conditions and periodically reduce the price of our products, as market and competitive conditions change, and as manufacturing costs are reduced. We do not experience different margins on direct sales to providers of networking equipment and indirect sales through contract manufacturers because in all cases we negotiate product pricing directly with the providers of networking equipment. To date, most of our sales are denominated in U.S. dollars.

Our end customers representing greater than 10% of consolidated net revenue for each of the years ended were:

	Year Ended December 31,
	2010		2009	2008
Percentage of total net revenue
Cisco	22%		24%	29%
Actiontec		*	10%	*
F5 Networks		*	*	11%
Sumitomo		*	*	11%

*	Represents less than 10% of consolidated net revenue

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. During the quarter ended June 30, 2007, we signed a distribution agreement with Avnet to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet, revenue and costs are deferred until products are sold by Avnet to their end customers. For the years ended December 31, 2010, 2009 and 2008, 6.4%, 5.5% and 3.6% of our net revenues were from products sold by Avnet, respectively. Revenue recognition depends on notification from Avnet that product has been sold to Avnet’s end customers.

Our distributors, other than Avnet, Inc. are used primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through distributors was $66.7 million, $38.6 million and $29.4 million for the years ended December 31, 2010, 2009 and 2008, respectively, which accounted for 32.3%, 38.2% and 33.9% of net revenue for the years ended December 31, 2010, 2009 and 2008, respectively. The inventory at these distributors at end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods indicated were:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
United States	$70,247	$40,623	$44,787
China	58,017	24,189	9,849
Taiwan	28,393	15,224	11,533
Japan	19,273	10,802	11,559
Malaysia	12,696	5,088	6,639
Other countries	17,874	5,288	2,242

Total	206,500	$101,214	$86,609

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

Cost of revenue also includes amortized costs of certain identifiable intangible assets from our business acquisitions to the extent those identifiable intangible assets are directly associated to cost of revenue. Following table summarizes the capitalized identifiable intangible assets acquired from acquisition and the related estimated useful lives used for amortization:

Acquired From	Acquired Date	Amount (in thousands)	Method of Amortization	Estimated Useful Life
Parallogic	May 20, 2008	$450	Straight-line	1 - 5 Years
Star	August 1, 2008	5,295	Straight-line	>1 - 7 Years
W&W	December 23, 2008	10,114	Straight-line	>1 - 6 Years
MontaVista	December 14, 2009	14,909	Straight-line	5 - 7 Years
Celestial Systems	October 5, 2010	2,410	Straight-line	5 Years

The total intangible assets amortization expense from the above acquisitions included in cost of revenue was $4.5 million, $5.4 million and $1.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, in the year ended December 31, 2009, we incurred $315,000 expense related to the fair value adjustment of W&W inventory and in the year ended December 31, 2008, we incurred $470,000 expense related to the fair value adjustment of Star and W&W inventory.

We also incur costs for the fabrication of masks used by our contract manufacturers to manufacture wafers that incorporate our products. During the years ended December 31, 2010, 2009 and 2008, we capitalized $3.1 million, $680,000 and $4.2 million of mask costs, respectively. As our product processes continue to mature and as we develop more history and experience, we expect to capitalize most or all of our mask costs in the future. We amortize the cost of fabrication masks that we reasonably expect to use for production manufacturing generally over a 12-month period. Total amortized expenses for the masks included in cost of revenue were $1.4 million, $2.1 million and $3.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The unamortized balance of capitalized mask costs at December 31, 2010 and December 31, 2009 was $2.4 million and $510,000, respectively.

Our revenue, cost of revenue, gross profit and gross margin for the years ended December 31, 2010, 2009 and 2008 were:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net revenue	$206,500	$101,214	$86,609
Cost of revenue	79,487	51,112	35,639

Gross Profit	$127,013	$50,102	$50,970

Gross Margin	61.5%	49.5%	58.9%

Our gross margin has been and will continue to be affected by a variety of factors, including the product mix, average sales prices of our products, the amortization expense associated with the acquired intangible assets, the timing of cost reductions for fabricated wafers and assembly and test service costs, inventory valuation charges, the cost of fabrication masks that are capitalized and amortized, and the timing and changes in sort, assembly and test yields. Overall gross margin is impacted by the mix between higher performance, higher margin products and services and lower performance, lower margin products and services. In addition, we typically experience lower yields and higher associated costs on new products, which improve as production volumes increase.

Research and Development Expenses. Research and development expenses primarily include personnel costs, engineering design development software and hardware tools, allocated facilities expenses and depreciation of equipment used in research and development and stock-based compensation.

We expect research and development expenses to continue to increase in total dollars. Additionally, as a percentage of revenue, these costs fluctuate from one period to another. Total research and development expenses for the years ended December 31, 2010, 2009 and 2008 were:

`	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Research and development expenses	$60,602	$42,682	$27,180
Percent of total net revenue	29.3%	42.2%	31.4%

Sales, General and Administrative Expenses. Sales, general and administrative expenses primarily include personnel costs, accounting and legal fees, information systems, sales commissions, trade shows, marketing programs, depreciation, allocated facilities expenses and stock-based compensation. We expect sales, general and administrative expenses to increase in absolute dollars. Total sales, general and administrative costs for the years ended December 31, 2010, 2009 and 2008 were:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Sales, general and administrative	$55,303	$28,651	$22,111
Percent of total net revenue	26.8%	28.3%	25.5%

Other Income (Expense), Net. Other income (expense), net primarily includes interest income on cash and cash equivalents, foreign currency gains and losses, financing expenses and interest expense associated with the installment payment of capital leases. Total other income (expense) net for the years ended December 31, 2010, 2009 and 2008 was:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Interest income and other, net	$(1,004)	$330	$2,576
Interest expense	(405)	(244)	(499)

Total other (expense) income, net	$(1,409)	$86	$2,077

Provision for Income Taxes. The following table presents the provision for income taxes and the effective tax rates for the three years ended December 31, 2010, 2009 and 2008 were:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Income (loss) before income taxes	$9,699	$(21,145)	$2,437
Income tax (benefit) expense	(27,425)	249	930
Effective tax rate	-282.8%	-1.2%	38.2%

We recorded income tax benefit of $27.4 million for the year ended December 31, 2010, and income tax expense of $249,000 and $930,000 for the years ended December 31, 2009 and 2008, respectively. The income tax benefit for the year ended December 31, 2010 primarily consists of $1.5 million of current federal, state and foreign income tax expense, offset by $28.9 million of tax benefit due to the release of the valuation allowance for federal deferred tax assets. The provision for the year ended December 31, 2009 primarily consists of $297,000 of international and $130,000 of state taxes which are offset by prior year federal tax adjustments of $177,000. The provision for the years ended December 31, 2008 was primarily due to the federal alternative minimum tax on profits in the United States adjusted by certain non-deductible items, international taxes and state income taxes.

Fiscal 2010 Compared to Fiscal 2009

Net Revenue. Our net revenue in 2010 increased by $105.3 million or 104% compared to 2009. The increase in net revenue in 2010 was mainly attributable to an increase in sales to our enterprise, data center and service provider market by $72.8 million as a result of continued strong unit shipment growth driven largely by sales of wireless infrastructure equipment to our major customers. Revenue in our broadband and consumer market also increased by $6.9 million due to the increase in demand for our products. In addition, revenue in our software and services market increased by $25.6 million which was mainly driven by increased subscription and service contracts with our existing and new customers as a result of our acquisition of MontaVista at the end of 2009.

In 2010, we derived 32.3% of our revenue from distributors compared to 38.2% in 2009.

Cost of Revenue and Gross Margin. Cost of revenue increased in 2010 by $28.4 million or 56% compared to 2009 primarily due to the increase in net revenue. Gross margin increased by 12.0 percentage points in 2010 compared to 2009 primarily due to decreased product cost associated with fabricated wafers and assembly and test costs. In addition, to a lesser extent, gross margin improvement was a result of a favorable product sales mix, with increased sales of higher margin products and services.

Research and Development Expenses. Research and development expenses increased by $17.9 million, or 42% in 2010 compared to 2009. The increase was primarily due to higher salaries and benefit expenses of $6.9 million and stock-based compensation expenses and related taxes of $5.1 million as a result of an increase in headcount. Research and development headcount increased to 367 at end of 2010 from 304 at the end of 2009. In addition, outsourced engineering services increased by $1.8 million, depreciation and amortization expense increased by $1.6 million and other miscellaneous research and development expenses increased by $2.5 million.

The increase was mainly attributable to our increased research and development efforts to support our new product developments.

Sales, General and Administrative Expenses. Sales, general and administrative expenses increased by $26.7 million, or 93% in 2010 compared to 2009. The increase was primarily attributable to higher salaries and employee benefits of $12.3 million and stock based compensation and related taxes of $4.9 million mainly due to an increase in headcount and to the lesser extent due to retention bonuses as a result of business acquisitions. Sales, general and administrative headcount increased to 158 at end of 2010 from 145 at end of 2009. The 2009 headcount includes 58 employees from MontaVista which were employed in December 2009 upon the completion of the acquisition. In addition, commission and bonuses increased by $3.0 million due to the increase in revenue resulting in higher sales commissions and business acquisition retention bonuses. Outside services which includes legal and audit fees increased by $2.1 million generally as a result of business acquisitions. The remaining increase was mainly due to our overall business growth and development.

Income Tax (Benefit) Expense. Income tax changed from expense of $249,000 in 2009 to a benefit of $27.4 million in 2010. The tax benefit in 2010 was due to release of valuation allowance for federal deferred tax asset of $28.9 million offset by the income tax provision of $1.5 million for foreign and state income taxes. The release of valuation allowance is due to the Company’s history of earnings and expectation of future taxable income for U.S. federal income tax purposes.

Other Income (Expense), Net. Other income (expense), net, decreased by $1.5 million in 2010 compared to 2009. The total decrease consists of the decrease in interest income and other, net of $1.3 million and an increase in total interest expense of $161,000. The decrease in interest income and other, net was primarily due to the provision for a note receivable of $1.0 million that was deemed uncollectible in 2010, and to a lesser extent due to lower interest income resulting from lower short-term U.S. interest rates. The increase in interest expense was primarily due to a higher interest expense associated with the installment payment of capitalized leases.

Fiscal 2009 Compared to Fiscal 2008

Net Revenue. Our net revenue in 2009 increased by $14.6 million or 16.9% compared to 2008. The increase in net revenue in 2009 was mainly attributable to an increase in sales of $14.8 million in broadband and consumer markets due to increase in demand for our products from our existing and new customers combined with revenue generated from our acquisitions completed in 2008. In addition, approximately $935,000 of the increase was contributed from our acquisition completed in December 2009. The increase was partially offset by a sales decline of approximately $253,000 in the data center and access and service provider and enterprise network markets, as a result of the overall 2009 global economic downturn.

In 2009, we derived 38.2% of our revenue from distributors compared to 33.9% in 2008.

Cost of Revenue and Gross Margin. Gross margin decreased by 9.4 percentage points in 2009 compared to 2008. The decline in gross margin in 2009 compared to 2008 was primarily due to a sales mix shift in the first half of 2009 towards increased sales of lower performance, lower margin products particularly in the broadband and consumer markets. In addition, to a lesser extent, the gross margin decline was due to higher amortization costs of acquired intangible assets resulting from the acquisitions completed in 2008 and 2009.

Research and Development Expenses. Research and development expenses increased by $15.5 million or 57% in 2009 compared to 2008. The increase was primarily the result of higher salaries and benefit expenses of $9.1 million and stock-based compensation expenses of $2.9 million due to increased headcount. In addition, professional services and other miscellaneous expenses accounted for $3.1 million and design tools accounted for $436,000 of the increase in 2009. Research and development headcount increased to 304 at the end of 2009 from 238 at the end of 2008.

Sales, General and Administrative Expenses. Sales, general and administrative expenses increased $6.5 million or 30% in 2009 compared to 2008. The increase was primarily due to higher stock-based compensation expense and salaries, benefits and commissions accounted of approximately $4.4 million as a result of increased headcount. In addition, accounting and legal fees and other services primarily related to the acquisition completed in 2009 accounted for approximately $958,000 of the increase, and depreciation and other expenses accounted for the remaining $1.1 million. Sales, general and administrative headcount increased to 145 at the end of 2009 from 91 at the end of 2008.

Income Tax Expense. Income tax expense decreased by $680,000 in 2009 compared to 2008. The decrease was primarily due to prior year federal tax adjustments recorded in the 2009 tax provision. These adjustments were offset in part by higher international taxes and state income taxes in 2009 compared to 2008.

Other Income (Expense), Net. Other income (expense), net, decreased by $2.0 million in 2009 compared to 2008. The decrease was mainly due to a decrease in interest income resulting from lower interest rates in 2009 compared to 2008.

Quarterly Results of Operations

The following table sets forth our unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2010. The quarterly data have been prepared on the same basis as the audited consolidated financial statements. You should read this information together with our consolidated financial statements and related notes included elsewhere in this Annual Report. We anticipate that the rate of new sales orders may vary significantly from quarter to quarter. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and future quarters may be adversely affected. In addition, because of the rapidly evolving nature of our business, we believe that period-to-period comparisons of revenue and operating results, including gross margin and operating expenses as a percentage of total revenue should not be relied upon as indications of future performance. Although we have experienced significant percentage growth in revenue, we do not believe that our historical growth rates are necessarily indicative of future growth. Net income (loss) per common share, basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

	Quarter Ended
	2010					2009
	Dec. 31		Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
			(in thousands, except per share data)
Net revenue	$59,803		$55,207	$49,853	$41,637	$32,134	$25,894	$22,804	$20,382
Cost of revenue	22,315		20,811	19,519	16,842	15,592	12,567	12,139	10,814

Gross profit	37,488		34,396	30,334	24,795	16,542	13,327	10,665	9,568
Operating expenses:
Research and development	15,914		15,807	14,894	13,987	11,788	10,629	10,274	9,991
Sales, general and administrative	14,751		12,981	13,536	14,035	9,341	6,647	6,526	6,137

Total operating expenses	30,665		28,788	28,430	28,022	21,129	17,276	16,800	16,128

Income (loss) from operations	6,823		5,608	1,904	(3,227)	(4,587)	(3,949)	(6,135)	(6,560)

Other income (expense), net:
Interest expense	(83)		(93)	(105)	(124)	(44)	(54)	(67)	(79)
Interest income and other	111		94	(1,097)	(112)	102	4	90	134

Total other income (expense), net	28		1	(1,202)	(236)	58	(50)	23	55

Income (loss) before income tax expense	6,851		5,609	702	(3,463)	(4,529)	(3,999)	(6,112)	(6,505)
Income tax (benefit) expense	(27,770	)(1)	643	55	(353)	(2)	167	56	28

Net income (loss)	$34,621		$4,966	$647	$(3,110)	$(4,527)	$(4,166)	$(6,168)	$(6,533)

Net income (loss) per common share, basic	$0.76		$0.11	$0.01	$(0.07)	$(0.11)	$(0.10)	$(0.15)	$(0.16)
Net income (loss) per common share, diluted	$0.70		$0.10	$0.01	$(0.07)	$(0.11)	$(0.10)	$(0.15)	$(0.16)

(1)	Income tax benefit of $27.8 million for the quarter ended December 31, 2010 includes a one-time income tax benefit from the release of valuation allowance primarily from federal deferred tax assets of $28.9 million.

Liquidity and Capital Resources

In May 2007, we received net proceeds of approximately $94.7 million (after underwriters’ discounts of $7.3 million and additional offering related costs of approximately $2.8 million). Our other primary sources of cash historically have been cash generated from operations and cash received from the exercise of employee stock options. As of December 31, 2010, we had cash and cash equivalents of $90.7 million and net accounts receivable of $29.9 million.

Following is a summary of our working capital and cash and cash equivalents as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	(in thousands)
Working capital	$117,872	$65,897
Cash and cash equivalents	$90,673	$58,918

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net cash provided by (used in) operating activities	$32,906	$(375)	$10,627
Net cash used in investing activities	$(14,721)	$(17,047)	$(29,120)
Net cash provided by (used in) financing activities	$13,570	$(687)	$(2,942)

Cash Flows from Operating Activities

Net cash flows from operating activities were $32.9 million in 2010 compared to $375,000 cash used in operating activities in 2009. The increase in our cash flows from operations was primarily due to cash inflow from net income of $37.1 million in 2010 compared to a cash outflow from net loss of $21.4 million in 2009. Non-cash expenses decreased by $17.7 million in 2010 compared to 2009, which is mainly attributable to an increase in net deferred tax assets of $28.7 million, partially offset by higher stock-based compensation of $9.7 million, provision for note receivable of $1.0 million and higher depreciation and amortization expense of $313,000. The increase in cash flows from operations as a result of the increase in net income and non-cash expenses in 2010 as compared to 2009 was partially offset by the decrease in the changes in assets and liabilities of $7.6 million. The decrease in the changes in assets and liabilities was mainly due to an increase in inventory as a result of higher inventory build-up in anticipation for higher shipments and an increase in accounts receivable due to higher revenue. The increase was partially offset by higher accounts payable, accrued expense and other liabilities as a result of the expansion of our operations.

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

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $2.3 million in 2010 compared to 2009. The decrease was mainly due to lower acquisition related cash payments in 2010 compared to 2009 of approximately $5.8 million. The decrease was partially offset by higher purchases of property and equipment of $3.4 million in 2010 compared to 2009.

Net cash used in investing activities decreased by $12.1 million in 2009 compared to 2008. The decrease was mainly due to lower cash payments in 2009 compared to the cash payments in 2008 for the acquisitions completed in 2009 and 2008. In addition, lower cash used for purchases of property and equipment in 2009 compared to 2008 contributed to the overall decrease.

Cash Flows from Financing Activities

Net cash provided by financing activities was $13.6 million in 2010 compared to net cash used in financing activities of $687,000 in 2009. The increase in cash provided by financing activities was mainly due to higher cash proceeds from stock option exercises of $17.3 million, partially offset by higher principal payments of capital lease and technology license obligations of $3.1 million.

Net cash used in financing activities decreased by $2.3 million in 2009 compared to 2008. The decrease was mainly due to higher cash proceeds from stock option exercises combined with lower cash used for principal payments of capital lease and technology license obligations in 2009 compared to 2008.

Cash equivalents consist primarily of an investment in a money market fund. We believe that our $90.7 million of cash and cash equivalents at December 31, 2010 and expected cash flow from operations, if any, will be sufficient to fund our projected operating requirements for at least twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, other than disclosed in Note 5, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of December 31, 2010, we believe our exposure related to the above indemnities at December 31, 2010 is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2010:

	Payments Due By Period
	Less Than 1 Year	1 to 2 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating lease obligations	$3,094	$2,606	$50	$—	$5,750
Capital lease obligations	8,320	3,021	—	—	11,341
Purchase obligations	600	900	—	—	1,500

Total	$12,014	$6,527	$50	$—	$18,591

As of December 31, 2010, we had $1.3 million of total gross unrecognized tax benefits and related interest. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.

As of December 31, 2010, we have funding commitments in relation to the asset purchase agreements entered in January 2011 for the acquisition of Wavesat and Celestial Semiconductor. The total purchase price consideration for the Wavesat acquisition amounted to $10.0 million which was paid in January 2011. In addition, following the closing of Wavesat acquisition, we also paid $1.5 million to Wavesat in connection with a transition services agreement, pursuant to which Wavesat continued to employ certain employees prior to their becoming our employees. For Celestial Semiconductor acquisition, we will pay approximately $55.0 million in total consideration, consisting of a mix of cash and shares of our common stock. In addition, we may pay additional cash consideration up to $10.0 million after the closing per an earn-out provision based upon the sales of Celestial Semiconductor’s products following the consummation of the transaction.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in “Note 1 Organization and Significant Accounting Policies “ in Item 8, of this Annual Report, which is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Risk

Most of our sales are denominated in United States dollars. We therefore have minimal foreign currency risk associated with sale of products. Our international sales and marketing and research and development operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations; however, we do not consider this currency risk to be material as the related costs do not constitute a significant portion of our total spending. We outsource our wafer fabrication, assembly, testing, warehousing and shipping operations; however all expenses related thereto are denominated in United States dollars.

Interest Rate Risk

We had cash and cash equivalents of $90.7 million at December 31, 2010, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short term nature. Declines in interest rates, however, will reduce future investment income.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cavium Networks, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cavium Networks, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits (which were integrated audits in 2010 and 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 28, 2011

CAVIUM NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$90,673	$58,918
Accounts receivable, net of allowances of $579 and $367, respectively	29,912	21,958
Inventories	31,556	17,965
Prepaid expenses and other current assets	2,423	2,152
Deferred income taxes	9,053	16

Total current assets	163,617	101,009
Property and equipment, net	14,162	14,972
Intangible assets, net	29,226	25,388
Goodwill	57,230	56,607
Deferred income taxes	26,020	228
Other assets	1,365	1,591

Total assets	$291,620	$199,795

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,160	$10,784
Accrued expenses and other current liabilities	8,136	8,444
Deferred revenue	15,361	12,613
Capital lease and technology license obligations, current portion	8,088	3,271

Total current liabilities	45,745	35,112
Capital lease and technology license obligations, net of current portion	2,956	5,741
Deferred tax liability	5,917	—
Other non-current liabilities	2,392	2,569

Total liabilities	57,010	43,422

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, par value $0.001:
10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2010 and 2009	—	—
Common stock, par value $0.001:
200,000,000 shares authorized; 46,338,336 and 43,507,161 shares issued and outstanding; as of December 31, 2010 and 2009, respectively	46	44
Additional paid-in capital	276,057	234,946
Accumulated deficit	(41,493)	(78,617)

Total stockholders’ equity	234,610	156,373

Total liabilities and stockholders’ equity	$291,620	$199,795

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2010	2009	2008
Net revenue	$206,500	$101,214	$86,609
Cost of revenue	79,487	51,112	35,639

Gross profit	127,013	50,102	50,970

Operating expenses:
Research and development	60,602	42,682	27,180
Sales, general and administrative	55,303	28,651	22,111
In-process research and development	—	—	1,319

Total operating expenses	115,905	71,333	50,610

Income (loss) from operations	11,108	(21,231)	360

Other income (expense), net:
Interest expense	(405)	(244)	(499)
Interest income and other	(1,004)	330	2,576

Total other income (expense), net	(1,409)	86	2,077

Income (loss) before income tax expense	9,699	(21,145)	2,437
Income tax (benefit) expense	(27,425)	249	930

Net income (loss)	$37,124	$(21,394)	$1,507

Net income (loss) per common share, basic	$0.83	$(0.52)	$0.04
Shares used in computing basic net income (loss) per common share	44,740	41,435	40,385
Net income (loss) per common share, diluted	$0.77	$(0.52)	$0.04
Shares used in computing diluted net income (loss) per common share	48,235	41,435	42,566

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders’ Equity/(Deficit)
	Shares	Amount
	(in thousands, except per share data)
Balance at December 31, 2007	40,307,361	$40	$175,540	$(58,730)	$116,850
Common stock issued in connection with exercises of stock options	516,759	1	857		858
Common stock issued in connection with vesting of restricted stock units	25,125				—
Vesting of early-exercised stock options			70		70
Repurchase of shares of unvested common stock	(4,480)		(4)		(4)
Stock-based compensation			6,182		6,182
Issuance of common stock in connection with business acquisition	338,245		3,098		3,098
Net income				1,507	1,507

Balance at December 31, 2008	41,183,010	41	185,743	(57,223)	128,561
Common stock issued in connection with exercises of stock options	523,932	1	2,438		2,439
Common stock issued in connection with vesting of restricted stock units	175,902				—
Repurchase of shares of unvested common stock	(2,502)		(15)		(15)
Stock-based compensation			11,768		11,768
Issuance of common stock in connection with business acquisition	1,592,193	2	34,294		34,296
Issuance of common stock for settlement of liabilities	34,626		718		718
Net loss				(21,394)	(21,394)

Balance at December 31, 2009	43,507,161	44	234,946	(78,617)	156,373
Common stock issued in connection with exercises of stock options	2,407,792	2	19,744		19,746
Common stock issued in connection with vesting of restricted stock units	424,551				—
Repurchase of shares of unvested common stock	(1,168)		(4)		(4)
Stock-based compensation			21,371		21,371
Net income				37,124	37,124

Balance at December 31, 2010	46,338,336	$46	$276,057	$(41,493)	$234,610

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$37,124	$(21,394)	$1,507
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	21,469	11,727	6,057
Depreciation and amortization	15,115	14,802	11,978
Provision for a note receivable	1,000	—	—
In-process research and development	—	—	1,319
Deferred income taxes	(28,912)	(244)	—
Other	—	39	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(7,750)	(6,726)	(3,901)
Inventories	(13,688)	(651)	(6,063)
Prepaid expenses and other current assets	(721)	266	(66)
Other assets	189	(421)	(275)
Accounts payable	3,875	(457)	1,360
Deferred revenue	3,258	3,743	35
Accrued expenses and other current and non-current liabilities	1,947	(1,059)	(1,324)

Net cash provided by (used in) operating activities	32,906	(375)	10,627

Cash flows from investing activities:
Purchases of property and equipment	(6,847)	(3,431)	(8,965)
Note receivable	(550)	(450)	—
Acquisition of businesses, net of cash acquired	(6,667)	(12,487)	(19,824)
Purchases of intangible assets	(657)	(679)	(331)

Net cash used in investing activities	(14,721)	(17,047)	(29,120)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	19,744	2,439	858
Principal payment of capital lease and technology license obligations	(6,170)	(3,111)	(3,796)
Repurchases of shares of unvested common stock	(4)	(15)	(4)

Net cash provided by (used in) financing activities	13,570	(687)	(2,942)

Net increase (decrease) in cash and cash equivalents	31,755	(18,109)	(21,435)
Cash and cash equivalents, beginning of period	58,918	77,027	98,462

Cash and cash equivalents, end of period	$90,673	$58,918	$77,027

Supplemental disclosure of cash flow information:
Cash paid for interest	$406	$243	$499
Cash paid for taxes	424	372	909

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with the acquisition	$—	$34,296	$3,098
Issuance of common stock for settlement of liabilities	—	718	—
Accrual for acquisition related costs	27	2,268	4,709
Purchases from capital lease and technology license	8,450	9,036	723
Vesting of early exercised options	—	—	70

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

During the year ended December 31, 2008, the Company completed purchases of Parallogic Corporation (“Parallogic”), Star Semiconductor Corporation (“Star”) and W&W Communications, Inc. (“W&W”). During the year ended December 31, 2009, the Company completed the purchase of MontaVista Software, Inc. (“MontaVista”). In October 2010, the Company completed the purchase of Celestial Systems, Inc. (“Celestial Systems”). For a complete discussion on the 2008, 2009 and 2010 acquisitions, see “Note 5 Business Combinations.”

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

Segment Reporting

Operating segments are based on products and services provided by each segment, internal organization structure, manner in which operations are managed, criteria used by the Chief Operating Decision Maker (“CODM”) to assess the segment performance as well as resource allocation and the availability of discrete financial information. The Company’s primary business has been its semiconductor processor business, which comes from the development and sale of OCTEON, NITROX, ECONA and PureVu products. As such, historically, the Company reported one reporting segment. In the fourth quarter of 2009, the Company completed the acquisition of MontaVista. As a result of the acquisition, the Company’s total software and services now accounts for a more significant portion of its overall business. The financial model, type of products and services, nature of the production process and the sales and distribution process for the Company’s software and services business differs from that of its semiconductor processor business which resulted to change on how the CODM reviews the financial information and manages the business strategy and operations. As such, effective 2010, the Company has determined that it operates in two reportable segments, namely: (1) semiconductor products; and (2) software and services. The Company has updated its fiscal 2009 segment financial information to conform to fiscal 2010 measures used by the CODM.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of an investment in a money market fund.

Allowance for Doubtful Accounts

The Company reviews its allowance for doubtful accounts by assessing individual accounts receivable over a specific age and amount. The Company’s allowance for doubtful accounts was $47,000 and $24,000 as of December 31, 2010 and 2009, respectively.

Inventories

Inventories consist of work-in-process and finished goods. Inventories not related to an acquisition are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value). Inventories from acquisitions are stated at fair value at the date of acquisition. The Company writes down excess and obsolete inventory based on aging and forecasted demand, which includes estimates taking into consideration the Company’s outlook on uncertain events such as market and economic conditions, technology changes, new product introductions and changes in strategic direction. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values. Inventory write-downs are not reversed until the related inventories have been sold or scrapped.

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

The Company capitalizes the cost of fabrication masks that are reasonably expected to be used during production manufacturing. Such amounts are included within property and equipment and are generally depreciated over a period of twelve months. If the Company does not reasonably expect to use the fabrication mask during production manufacturing, the related mask costs are expensed to research and development expense in the period in which the costs are incurred. The Company has capitalized $3.1 million, $680,000 and $4.2 million of mask costs for the years ended December 31, 2010, 2009 and 2008, respectively. For the years ended December 31, 2010, 2009 and total, total amortization expense from masks were $1.4 million, $2.1 million and $3.5 million, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. According to the Company’s accounting policy, when such indicators are present, if the undiscounted cash flows expected to be generated from operations from those long-lived assets are less than the carrying value of those long-lived assets, the Company compares the fair value of the assets (estimated using discounted future net cash flows to be generated from the lowest common level of operations utilizing the assets) to the carrying value of the long-lived assets to determine any impairment charges. The Company reduces the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than their fair value. No impairment to the carrying value of long-lived assets was identified by the Company during the years ended December 31, 2010, 2009 and 2008.

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

The end customers representing greater than 10% of consolidated net revenue for each of the years ended were:

	Year Ended December 31,
	2010		2009	2008
Percentage of total net revenue
Cisco	22%		24%	29%
Actiontec		*	10%	*
F5 Networks		*	*	11%
Sumitomo		*	*	11%

*	Represents less than 10% of the net revenue for the respective period end.

Summarized below are individual customers whose accounts receivable balances were 10% or higher of the consolidated gross receivable:

	As of December 31,
	2010	2009
Percentage of gross accounts receivable
Flextronics	14%	14%
Jabil	10%		*

*	Represents less than 10% of the gross accounts receivable for the respective period end.

Business Combinations

The Company accounts for business combinations using the purchase method of accounting. The Company determines the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with the guidance provided under business combinations, the Company allocates the purchase price of business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. Management makes valuation assumptions that require significant estimates, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to future expected cash flows from customer contracts, customer lists, and distribution agreements and acquired developed technologies, expected costs to develop IPR&D into commercially viable products, estimated cash flows from projects when completed and discount rates. The Company estimates fair value based upon assumptions that is believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Effective January 1, 2009, the Company adopted the updated authoritative guidance on business combinations which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. It also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and the financial effects of the business combination. The updated standards also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. Similarly, under the updated guidance, the Company expensed related transaction costs of $2.1 million and $958,000 in 2010 and 2009 associated with the acquisitions, which would have been capitalized under the prior accounting standards. The updated guidance also addresses application issues regarding the initial recognition and measurement, subsequent measurement and accounting of disclosures of assets and liabilities arising from contingencies in business combination. In circumstances where the acquisition date fair value for a contingency cannot be determined during the measurement period and it is concluded that is probable that an asset or liability exists as of the acquisition date and the amount cannot be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount.

Goodwill and intangible assets

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets and liabilities assumed. Intangible assets which includes mainly prepaid technology licenses and acquired technologies and customer contracts and relationships, which include technology acquired from other companies either as a result of acquisitions or licensing, are capitalized and amortized on the straight-line method over the estimated useful life of the technologies, which generally range from one to seven years depending on the nature of the intangible assets. Technology licenses payable in installments are capitalized using the present value of the payments.

The Company assesses potential impairment of its goodwill and intangible assets whenever there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value were not recoverable. The Company also assesses potential impairment of its goodwill on an annual basis at the beginning of the fourth quarter, regardless if there is evidence of impairment. If indicators of impairment were to be present in intangible assets used in operations and future undiscounted cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be recorded in the period identified. The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment loss was recorded for the periods presented.

In accordance with the guidance on “Intangible-Goodwill and Other,” a two-step impairment test is required to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill. The goodwill impairment analysis did not result in an impairment charge for the fiscal years ended 2010 and 2009.

Determining the fair value of a reporting unit and intangible asset is judgmental and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that are believed to be reasonable but are uncertain and subject to changes in market conditions.

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

Revenue is recognized upon shipment for sales to distributors with limited rights of returns and price protection if the Company concludes it can reasonably estimate the credits for returns and price adjustments issuable. The Company records an estimated allowance, at the time of shipment, based on the Company’s historical patterns of returns and pricing credits of sales recognized upon shipment. The credits issued to distributors or other customers were not material in the years ended December 31, 2010, 2009 and 2008. The inventory at these distributors at end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands.

Revenue and costs relating to sales to distributors are deferred if the Company grants more than limited rights of returns and price credits or if it cannot reasonably estimate the level of returns and credits issuable. The Company has a distribution agreement with Avnet, Inc. to distribute the Company’s products primarily in the United States.

Given the terms of the distribution agreement, for sales to Avnet, revenue and costs are deferred until products are sold by Avnet to its end customers. For the years ended December 31, 2010, 2009 and 2008, 6.4%, 5.5% and 3.6%, respectively, of the Company’s net revenues were from products sold by Avnet. Revenue recognition depends on notification from the distributor that product has been sold to Avnet’s end customers. Avnet reports to the Company, on at least a monthly basis, the product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled monthly to the Company’s deferred revenue and cost balances. Deferred margin on shipments to Avnet is included in deferred revenue. Accounts receivable from Avnet is recognized and inventory is relieved when title to inventories transfers, which typically takes place at the time of shipment, which is the point in time at which the Company has a legal enforceable right to collection under normal payment terms.

The Company also derives revenue from licensing software and providing software maintenance and support. Software arrangements typically include: (i) an end-user license fee paid in exchange for the use of the Company’s products for a specified period of time, generally 12 months (time-based license); and (ii) a support arrangement that provides for technical support and unspecified product updates and upgrades on a when and if available basis over the period of the related license.

Revenue from software and service arrangements is recorded when all of the following criteria are met.

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

In addition, the Company also enters into multiple element arrangements, which consist of the combination of licensed software, support and professional services. Professional services in such arrangements do not involve significant customization, modification or development of software licensed under the time based licenses and are not essential to the functionality of such software. Provided that the total arrangement consideration is fixed and determinable at the inception of the arrangement, the Company allocates the total arrangement consideration to professional services and time based licenses bundled with support based on VSOE for professional services and VSOE for time based licenses bundled with support. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. For arrangements with services that are essential to the functionality of the software, the license and related service revenues are recognized using proportional performance method.

If the Company is unable to establish VSOE for each undelivered element of the arrangement, revenue for the entire arrangement is deferred until the time the Company is able to establish VSOE for the undelivered elements or there is only one remaining undelivered element. When the revenue is deferred, the direct costs incurred in relation to the professional services arrangement are deferred and is recorded as deferred costs in prepaid expenses and other current assets.

Revenue derived from licensing software and providing software maintenance, support and training for the years ended December 31, 2010, 2009 and 2008 amounted to $20.2 million, $2.8 million and $2.2 million, respectively. Revenue from professional service arrangements for the years ended December 31, 2010, 2009 and 2008 amounted to $11.0 million, $2.6 million and $3.0 million, respectively.

Deferred revenue

The Company records deferred revenue for customer billings and advance payments received from customers before the performance obligations have been completed and/or services have been performed. In addition, the Company also records deferred revenue, net of deferred costs on shipments to Avnet. Total net deferred revenue as of December 31, 2010 and 2009 comprised of the following:

	As of December 31,
	2010	2009
	(in thousands)
Services / Support and Maintenance	$5,794	$4,211
Software License / Subscription	6,044	7,711
Distributors	3,523	691

	$15,361	$12,613

Warranty Accrual

The Company’s products are subject to a one-year warranty period. The Company provides for the estimated future costs of replacement upon shipment of the product as cost of revenue. The warranty accrual is estimated based on historical claims compared to historical revenue. In addition, the Company also provides a one-year warranty period on certain professional services. Such warranty accrual is estimated based on the resource hours needed to cover during the warranty period. The following table presents a reconciliation of the Company’s warranty liability, which is included within accrued expenses and other current liabilities in the consolidated balance sheets:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Beginning balance	$209	$154	$261
Accruals	345	695	144
Settlements and adjustments made	(320)	(640)	(251)

Ending balance	$234	$209	$154

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

Advertising

The Company expenses advertising costs as incurred. Advertising costs were $855,000, $396,000 and $367,000 for the years ended December 31, 2010, 2009 and 2008 respectively.

Operating Leases

The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent paid is recorded as deferred rent in accrued expenses and other current and non-current liabilities components of the consolidated balance sheets.

Income Taxes

The Company provides for deferred income taxes under the asset and liability method. Under this method, deferred tax assets, including those related to tax loss carryforwards and credits, and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets when management cannot conclude that it is more likely than not that the net deferred tax asset will be recovered. The valuation allowance was determined in accordance with the provisions of income taxes which require assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. The Company has projected that it will earn sufficient future taxable income to justify a release of the valuation allowance on its federal and minor portion of its state deferred tax assets. The Company continues to maintain a full valuation allowance against certain state deferred tax assets until sufficient positive evidence exists to support the reversal of this valuation allowance.

Accounting for Stock-Based Compensation

The Company applies the fair value recognition provisions of stock-based compensation, and accordingly, uses the prospective transition method, which requires us to determine fair value only to awards granted, modified, repurchased or cancelled after the adoption date. The Company recognizes this expense on a straight-line basis over the options’ vesting periods. The Company estimates the grant date fair value of stock option awards using the Black-Scholes option valuation model.

For the years ended December 31, 2010, 2009 and 2008, the Company recorded stock-based compensation expense of $21.5 million, $11.7 million and $6.1 million, respectively. In future periods, stock-based compensation expense may increase as the Company issues additional stock-based awards to continue to attract and retain key employees. The Company recognizes stock-based compensation expense only for the portion of stock options that are expected to vest, based on the Company’s estimated forfeiture rate. If the actual number of future forfeitures differs from that estimated by management, the Company may be required to record adjustments to stock-based compensation expense in future periods.

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

The following table presents the detail of stock-based compensation expense amounts included in the consolidated statement of operations for each of the last years presented:

	Year Ended December 31,
	2010	2009	2008
		(in thousands)
Cost of revenue	$1,271	$373	$179
Research and development	9,929	5,574	2,684
Sales, general and administrative	10,269	5,780	3,194

	$21,469	$11,727	$6,057

The total stock-based compensation cost capitalized as part of inventory as of December 31, 2010 and 2009 $111,000 and $209,000, respectively.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity that are not the result of transactions with stockholders. For the year ended 2010, 2009 or 2008, there are no components of comprehensive income (loss) which are excluded from the net income (loss) and, therefore, no separate statement of comprehensive income (loss) has been presented.

Foreign Currency Translation

The Company uses the United States dollar as the functional currency for most of its subsidiaries. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets and liabilities. Net revenue and expenses are remeasured at average exchange rates in effect during each period, except for those revenue, cost of sales and expenses related to the nonmonetary assets and liabilities, which are remeasured at historical exchange rates. The aggregate foreign exchange loss was $152,000 for the year ended December 31, 2010 and the aggregate foreign exchange gain was $77,000 and $118,000 for the year ended December 31, 2009 and 2008, respectively, which was included in interest income and other in the consolidated statements of operations.

Recent Accounting Pronouncements

In April 2010, the FASB issued Update No. 2010-17, or ASU 2010-17, Revenue Recognition — Milestone Method, which updates the guidance currently included under topic 605, Revenue Recognition. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010 and should be applied prospectively. This standard is applicable to the Company beginning January 1, 2011. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

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

2. Net Income (Loss) Per Common Share

The Company calculates basic net income (loss) per common share by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period (excluding shares subject to repurchase). Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common and potentially dilutive common shares outstanding during the reporting period. Potentially dilutive securities are composed of incremental common shares issuable upon the exercise of stock options and restricted stock units.

The following table sets forth the computation of net income (loss) per share:

	Year Ended December 31,
	2010	2009	2008
		(in thousands)
Net income (loss)	$37,124	$(21,394)	$1,507

Weighted average common shares outstanding — basic	44,740	41,435	40,385
Dilutive effect of employee stock plans	3,495	—	2,181

Weighted average common shares outstanding — diluted	48,235	41,435	42,566

Basic net income (loss) per share	0.83	(0.52)	0.04

Diluted net income (loss) per share	0.77	(0.52)	0.04

The following weighted average outstanding options and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Options to purchase common stock	143	7,569	643
Restricted stock units	—	843	—

3. Fair Value

The Company’s financial assets and liabilities measured at fair value on a recurring basis include cash equivalents. Fair value is defined as the price that would be received from selling an asset and paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tiered fair value hierarchy is established as basis for considering the above assumptions and determining the inputs used in the valuation methodologies in measuring fair values. The three levels of inputs are defined as follows:

Level 1 — Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets.

Level 3 —Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

At December 31, 2010 and 2009, all of the Company’s investments were classified as cash equivalents and are comprised of an investment in a money market fund. In accordance with the guidance provided under fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund as Level 1, which approximated $71.1 million and $49.1 million as of December 31, 2010 and 2009, respectively.

4. Balance Sheet Components

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value) and are comprised of the following:

	As of December 31,
	2010	2009
	(in thousands)
Work-in-process	$24,015	$14,492
Finished goods	7,541	3,473

	$31,556	$17,965

Property and equipment, net, consist of the following:

	As of December 31,
	2010	2009
	(in thousands)
Mask costs and test equipment	$16,911	$11,791
Software, computer and other equipment	20,836	19,352
Furniture, office equipment and leasehold improvements	561	466

	38,308	31,609
Less: accumulated depreciation and amortization	(24,146)	(16,637)

	$14,162	$14,972

Depreciation and amortization expense was $8.4 million, $7.7 million and $8.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company leases certain design tools under time-based capital lease arrangements which are included in property and equipment, and they were $11.9 million and $11.2 million at December 31, 2010 and 2009, respectively. Amortization expense related to assets recorded under capital leasing agreements was $3.8 million, $3.0 million and $2.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2010	2009
	(in thousands)
Accrued compensation and related benefits	$4,214	$3,577
Acquisition related payables	27	2,268
Restructuring related payables	470	623
Customer deposits	652	—
Professional fees	779	688
Income tax payable	1,001	567
Royalty payable	312	285
Accrued warranty	234	209
Other	447	227

	$8,136	$8,444

Other non-current liabilities consist of the following:

	As of December 31,
	2010	2009
	(in thousands)
Accrued rent	$600	$884
Restructuring related payables	470	1,036
Income tax payable	1,322	649

	$2,392	$2,569

5. Business Combinations

Parallogic Corporation

On May 20, 2008, the Company acquired certain assets of Parallogic, a privately held company. The aggregate purchase price consisted of cash consideration of $1.3 million, including direct acquisition costs of $61,000. The Company paid $826,000 in cash at the time of close of the acquisition. In 2009, the Company paid two installments of $220,000 each due to Parallogic’s achievement of the milestones as defined in the merger agreement.

The total purchase price was allocated to tangible and identifiable intangible assets based on their estimated fair value as of May 20, 2008. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill. The purchase price allocation was as follows (in thousands):

Amount
(in thousands)
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

With this acquisition, the Company better positioned itself to deliver professional services for customers to help reduce the time-to-market for design wins and provide high-performance tuning. This acquisition was integrated into the software and services segment.

The results of operations from Parallogic have been included in the Company’s consolidated statements of operations only since the date of acquisition. Pro forma results of operations for the acquisition have not been presented as the effect has not been significant.

Star Semiconductor Corporation

On August 1, 2008, the Company acquired substantially all of the intangible assets and inventory and certain other tangible assets of Star, a Taiwan-based design house in Hsinchu that builds highly integrated ARM-based system-on-a-chip, or SOC, processors for the broadband, connected home and small office/home office market segments. The Company paid $9.6 million in cash, including acquisition related expenses of $808,000. The results of operations from Star have been included in the Company’s consolidated statements of operations only since the date of acquisition.

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

Amount
(in thousands)
Cash consideration	$8,790
Acquisition related expenses (1)	808

Total purchase price	$9,598

(1)	Acquisition related expenses include legal and consulting fees and other external costs directly related to the acquisition.

The purchase price allocation was as follows (in thousands):

Amount
(in thousands)
Net tangible assets	$973
Identifiable intangible assets	5,295
Goodwill	3,330

Total purchase price	$9,598

The following table represents details of the purchased intangible assets as part of the acquisition:

Intangible Assets	Estimated Useful Life (in Years)	Amount
		(in thousands)
Existing technology — product	4.0	$3,849
Core technology — product	4.0	467
Existing technology — licence	0.2	507
Customer contracts and relationships	7.0	307
Tradename	2.0	82
Order backlog	0.2	83

Total		$5,295

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

The acquisition provided the Company with a highly experienced stand-alone SOC processor team based in Taiwan. This acquisition was integrated into the semiconductor products segment.

W&W Communications, Inc.

On December 23, 2008, the Company completed the acquisition of W&W Communications, Inc. (“W&W”). Total merger consideration was $8.3 million, which consisted of cash consideration of $3.9 million, 338,245 unregistered common shares of the Company valued at $3.1 million and direct acquisition costs of approximately $1.3 million. Additionally, in order to effect the acquisition of W&W, the Company assumed and immediately paid-off W&W’s notes payable of $8.9 million. As the notes payable were immediately paid-off, the $8.9 million has been presented as a cash outflow and included in “Acquisition of businesses, net of cash acquired” within the cash flows used in investing activities section of the consolidated statement of cash flows for the year ended December 31, 2008. In connection with the acquisition, the Company recorded $880,000 of restructuring costs related to the contractual operating lease obligations of a W&W facility in accordance with the guidance provided under business combinations. The costs associated with the obligation were recognized as a liability assumed in the purchase business combination and included in the purchase price allocation. The results of operations from W&W have been included in the Company’s consolidated statements of operations only since the date of acquisition.

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

Amount
(in thousands)
Cash consideration (1)	$3,891
Value of common stock issued	3,098
Acquisition related expenses (2)	1,262

Total purchase price	$8,251

(1)	Of the total cash consideration of $3.9 million, $0.1 million was paid in fiscal 2008 and $3.8 million was paid in fiscal 2009.
(2)	Acquisition related expenses of $1.3 million include legal and consulting fees and other external costs directly related to the acquisition, of which $0.5 million was paid in fiscal 2008 and the remaining $0.8 million was paid in fiscal 2009.

The purchase price allocation was as follows (in thousands):

Amount
(in thousands)
Cash and cash equivalents	$283
Inventories	829
Other assets	224
Goodwill	8,887
In-process research and development	1,319
Other intangibles	10,114
Accounts payable	(1,357)
Accrued expenses	(2,438)
Accrued restructuring	(750)
Notes payable	(8,860)

Total purchase price	$8,251

The fair value of intangible assets of $10.1 million has been allocated to the following identifiable intangible asset categories:

Intangible Assets	Estimated Useful Life (in Years)	Amount
		(in thousands)
Existing technology	1.0-5.0	$7,768
Core technology	5.0	1,306
Customer contracts and relationships	6.0	583
Order backlog	0.6	457

Total		$10,114

Of the $11.4 million of acquired intangible assets, $1.3 million was assigned to in-process research and development or IPR&D and expensed immediately as it related to a project which had not reached technological feasibility at the time of acquisition, and had no future alternative use. The fair value of the IPR&D was determined based on an income approach using the discounted cash flow method. A discount rate of 24% used to value the project was based on the implied rate of return of the transaction, adjusted to reflect additional risks inherent in the acquired project. The Company expects to benefit from the IPR&D project beginning in 2010.

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

The acqusition allowed the Company to strategically acquire W&W’s developed technology and its design team for the emerging consumer market for high definition encoding semiconductors. This acqusition was integrated into the semiconductor product segment.

MontaVista Software, Inc.

On December 14, 2009, the Company completed the acquisition of MontaVista. Pursuant to the merger agreement, the Company paid $10.9 million in cash and issued 1,592,193 common shares of the Company valued at $34.3 million based on the Company’s December 14, 2009 closing stock price per share. Included in the purchase price was $1.1 million in cash and 160,000 shares of the Company’s common stock that were placed in escrow for a limited period after closing in order to indemnify the Company for certain matters, including breaches of representations and warranties and covenants made by MontaVista in the merger agreement. In addition per the merger agreement, the Company paid $6.0 million, consisting of a mix of shares of the Company’s common stock and cash to certain individuals in connection with the termination of MontaVista’s 2006 Retention Compensation Plan.

The Company accounted for this business combination by applying the acquisition method, and accordingly, the estimated purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase price over the net tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill. The purchase price allocation was finalized in the fourth quarter of 2010. The total purchase price was as follows:

Amount
(in thousands)
Cash consideration (1)	$10,948
Value of common stock issued	34,296

Total purchase price	$45,244

(1)	Of the total cash consideration of $10.9 million, $8.6 million and $2.3 million were paid in 2009 and 2010, respectively.

The purchase price allocation was as follows:

Amount
(in thousands)
Cash and cash equivalents	$1,207
Accounts receivable	1,388
Prepaid expenses and other current assets	1,262
Property and equipment	729
Goodwill	42,228
Indentifiable intangibles	14,909
Accounts payable and accrued liabilities	(9,819)
Deferred revenue	(6,660)

Total purchase price	$45,244

The following table represents details of the purchased intangible assets as part of the acquisition:

Intangible Assets	Estimated Useful Life (in Years)	Amount
		(in thousands)
Existing technology	5.0	$1,295
Subscriber base	7.0	10,485
Customer contracts and relationships	6.0	2,215
Tradename/Trademarks	5.0	914

Total		$14,909

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

Of the total purchase price, $42.2 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed and goodwill is not deductible for tax purposes. The acquisition of MontaVista is intended to complement the Company’s broad portfolio of multi-core processors to deliver integrated and optimized embedded solutions to the market and thus integrated into the software and services segment. These new opportunities, among other factors were the reasons for the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. In the event that the Company determines that the value of goodwill has become impaired, the Company will record a charge for the amount of impairment during the fiscal quarter in which such determination is made.

Celestial Systems, Inc.

On October 5, 2010, the Company completed the acquisition of Celestial Systems Inc. (“Celestial Systems”) pursuant to the parallel asset purchase agreement entered between Celestial Systems and the Company. The Company agreed to acquire the intellectual properties, customer contracts and relationships and certain equipment for aggregate cash consideration of $4.4 million and a possible earn-out of approximately $1.5 million in cash upon the achievement of certain milestone as set forth in the asset purchase agreement.

The Company accounted for this business combination by applying the acquisition method, and accordingly, the estimated purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase price over the net tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill. The total purchase price includes the cash consideration of $4.4 million which was paid out at the closing date of acquisition. The earn-out of $1.5 million which represents additional bonus to a Celestial Systems’ executive employed by the Company will be recognized as compensation expense ratably over one year from acquisition date. The Company expects that it is probable based on service period that the full earn-out payment will be incurred and expects to payout the full amount in the fourth quarter of 2011. As of December 31, 2010, the Company recorded $375,000 of the total earn-out cash payment liability within accrued expense and other current liabilities.

The preliminary purchase price allocation was as follows:

Amount
(in thousands)
Net tangible assets	$47
Identifiable intangible assets	2,410
Goodwill	1,969

Total purchase price	$4,426

The following table represents details of the purchased intangible assets as part of the acquisition:

Intangible Assets	Estimated Useful Life (in Years)	Amount
		(in thousands)
Existing technology	5.0	$1,200
Customer contracts and relationships	5.0	1,210

Total		$2,410

The fair value of the existing technology and customer contracts and relationships was determined based on the income approach using the discounted cash flow method. A discount rate of 18% was used to value for both the existing technology and the customer contracts and relationships and was estimated using a discount rate based on implied rate of return of the transaction, adjusted for the specific risk profile for each asset. The remaining useful life of existing technology was estimated based on historical product development cycles, the projected rate of technology attrition, and the patterns of project benefit of the asset. The remaining useful life of customer contacts and relationships was estimated based on customer attrition, new customer acquisition and future economic benefit of the asset.

With this acquisition, the Company gains critical mass in delivering key technologies and services such as automotive infotainment systems, digital media product development and android commercialization and support. This acquisition is related to our software and services segment.

The results of operations from Celestial Systems have been included in the Company’s consolidated statements of operations only since the date of acquisition. Pro formal results of operations for the acquisition have not been presented as the effect has not been significant.

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

The unaudited pro forma financial information for the year ended December 31, 2009 combines the historical results of the Company and MontaVista subsequent to December 14, 2009 (the acquisition date), and the historical results for MontaVista from January 1, 2009 to December 14, 2009. In 2009, $935,000 of revenue resulted from MontaVista subsequent to the acquisition date. The unaudited financial information for the year ended December 31, 2008 combines the results for the Company for the year ended December 31, 2008, which include the results of Start subsequent to August 1, 2008 (acquisition date) and W&W subsequent to December 23, 2008 (the acquisition date), and the historical results for the Star for the seven months ended July 31, 2008, W&W from January 1, 2008 to December 23, 2008 and MontaVista for the year ended December 31, 2008. The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008
Net revenue	$128,442	$124,862
Net loss	$(36,998)	$(20,720)
Net loss per common share, basic and diluted	$(0.86)	$(0.49)

Subsequent Acquisitions

On January 25, 2011, the Company completed the acquisition of substantially all of the assets of Wavesat Inc. (“Wavesat”), including, but not limited to, certain intellectual property, all of Wavesat’s rights to, in and under customer contracts and other material agreements, inventory, equipment, work in progress, fixed assets and goodwill. The Company paid $10.0 million in cash, plus the aggregate amount of certain liabilities, which were specified in the related purchase agreement. Of the $10.0 million purchase price, $1.0 million was deposited in escrow for a limited period after closing in order to secure Wavesat’s indemnification obligations under the purchase agreement, including for breaches of representations and warranties and covenants made by Wavesat as defined in the related purchase agreement. Following the closing, the Company has also paid approximately $1.5 million to Wavesat in connection with a transition services agreement, pursuant to which Wavesat continued to employ certain employees prior to their becoming employees of the Company. This acquisition will add multicore wireless digital system processing to the Company’s embedded processor product line.

On January 31, 2011, the Company entered into an asset purchase agreement with Celestial Semiconductor, Ltd. (“Celestial Semiconductor”), a Cayman Islands company. On the terms and subject to the conditions set forth in the asset purchase, the Company will purchase certain assets of Celestial Semiconductor. Under the terms of the asset purchase agreement, the Company will pay approximately $55.0 million in total consideration, consisting of a mix of cash and shares of the Company’s common stock. A portion of the cash consideration will be deposited in escrow for a one year period after closing in order to secure Celestial Semiconductor’s indemnification obligations under the asset purchase agreement, including breaches of representations and warranties and covenants made by Celestial Semiconductor in the asset purchase agreement. In addition, the Company may pay additional cash consideration of up to $10.0 million after the closing per an earn-out provision based upon the sales of Celestial Semiconductor’s products following consummation of the transaction. With the acquisition of Celestial Semiconductor, Inc., the Company will have a proven processor family targeted for the large and growing market of digital media players.

The Company is currently evaluating the purchase price allocations following the consummation of these transactions. The preliminary purchase price allocation and unaudited pro forma combined financial information is not disclosed in this annual report given the short period of time between the filing date of this report and the acquisition date of Wavesat and the acquisition closing of Celestial Semiconductor.

6. Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of goodwill:

	As of December 31, 2010			As of December 31, 2009
	Semiconductor Products	Software and Services	Total	Semiconductor Products	Software and Services	Total
	(in thousands)
Balance at beginning of the period	$12,217	$44,390	$56,607	$12,109	$816	$12,925
Additions	—	1,969	1,969	—	43,574	43,574
Adjustments	—	(1,346)	(1,346)	108	—	108

Balance at end of the period	$12,217	$45,013	$57,230	$12,217	$44,390	$56,607

The addition of $2.0 million in 2010 relates to the acquisition of Celestial Systems and the $43.6 million in 2009 relates to the acquisition of MontaVista. The adjustment in goodwill of $1.4 million in 2010 was mainly related to purchase price allocation adjustments for the fair value of tangible assets and liabilities acquired from the MontaVista and the adjustments of $108,000 in 2009 was related to prior acquisitions completed in 2008 (see Note 5).

The Company performed an annual impairment assessment of the carrying value of the goodwill recorded in connection with the various acquisitions as required by the related accounting standards. The Company compared the estimated fair value against the carrying value of the goodwill at the reporting unit level and determined that the goodwill is not impaired. Based on the Company’s assessment, the total fair value of the reporting units was approximately seven (7) times higher compared to its carrying value at December 31, 2010. The fair value of each reporting units were determined based on the weighted fair value identified using market and income valuation approach. Determining the fair value of each reporting units is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margin, discount rates and future market conditions, among others.

Intangible assets, net consisted of the following:

	As of December 31,
	2010	2009
	(in thousands)
Existing and core technology — product	$28,950	$27,750
Technology license	18,340	10,196
Customer contracts and relationships	4,391	3,181
Trade name	996	996
Order backlog	540	540

	53,217	42,663
Less: accumulated amortization
Existing and core technology — product	(12,251)	(8,027)
Technology license	(10,082)	(8,389)
Customer contracts and relationships	(846)	(253)
Trade name	(272)	(66)
Order backlog	(540)	(540)

	$29,226	$25,388

Amortization expenses were $6.7 million, $7.1 million and $3.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. The amortization expense for the year ended December 31, 2009 includes $1.3 million related to the reduction of the estimated remaining useful life of one of the intangible assets acquired from the acquisition of W&W.

As of December 31, 2010, the weighted-average remaining estimated lives for intangible assets are approximately 3.1 years for existing and core technology-product and 2.5 years for technology license. The weighted average remaining estimated life of intangible assets in total is approximately 2.9 years. Future amortization expenses as of December 31, 2010 are estimated to be $6.4 million for 2011, $5.6 million for 2012, $4.7 million for 2013, $3.4 million for 2013, $2.7 million for 2014 and $6.5 million thereafter.

7. Restructuring Accrual

In connection with the acquisition of W&W, the Company recorded restructuring liabilities of $880,000 and was reduced by $190,000 during the third quarter of 2009 as a result of the completion of a sub-lease agreement. This restructuring related liability is related to an operating lease commitment for one W&W facility, which the Company no longer occupies. The W&W obligation was settled at the end of January 2011 with payment of $36,000. The sublease expired in 2010.

In connection with the acquisition of MontaVista in 2009, the Company assumed a restructuring related liability of $1.3 million. The liability is related to the operating lease facility for the portion that MontaVista no longer occupies. The Company expects the MontaVista obligation to be settled by the end of January 2013 with payments of $434,000 each in 2011 and 2012, respectively, and $36,000 in 2013. Of the $904,000 net balance as of December 31, 2010, $434,000 was recorded as restructuring related payables in accrued expenses and other current liabilities and the remaining $470,000 was recorded in other non-current liabilities.

In connection with a workforce reduction action in the three months ended June 30, 2009, the Company incurred $316,000 in expenses primarily related to severance and related costs. These charges were recorded as operating expenses and the Company fully paid the amount by the end of June, 2009.

A summary of the accrued restructuring liabilities, net of related activities during the years ended December 31, 2010 and 2009 is as follows:

	As of December 31, 2010			As of December 31, 2009
	(in thousands)
	Severance and other benefits	Excess facility related costs	Total	Severance and other benefits	Excess facility related costs	Total
Accrued restructuring — beginning of the year	$—	$1,659	$1,659	$—	$853	$853
Additions	—	—	—	316	1,364	1,680
Cash payments and other non-cash adjustments	—	(719)	(719)	(316)	(558)	(874)

Accrued restructuring — end of the year	—	940	940	—	1,659	1,659
Less: current portion	—	470	470	—	623	623

Long-term portion	$—	$470	$470	$—	$1,036	$1,036

8. Stockholders’ Equity

Common and Preferred Stock

As of December 31, 2010, the Company is authorized to issue 200,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. The Company has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2010 and 2009, no shares of preferred stock were outstanding.

2007 Stock Incentive Plan

Upon completion of its IPO in May 2007, the Company adopted the 2007 Stock Incentive Plan, the 2007 Plan, which reserved 5,000,000 shares of the Company’s common stock. The number of shares of the common stock reserved for issuance will be increased annually on January 1st each year for 10 years commencing from January 1, 2008 through January 1, 2017, by the lesser of (i) 5% of the total number of shares of the common stock outstanding on the applicable January 1st date or (ii) 5,000,000 shares. The board of directors may also act, prior to the first day of any fiscal year, to increase the number of shares as the board of directors shall determine, which number shall be less than each of (i) and (ii). The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2007 Plan is equal to 10,000,000 shares. As of December 31, 2010, there were 3,602,360 shares reserved for issuance under the 2007 Plan. The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively, “stock awards”), and performance cash awards, all of which may be granted to employees (including officers), directors, and consultants or affiliates. Awards granted under the 2007 Plan vest at the rate specified by the plan administrator, typically with 1/8th of the shares vesting six months after the date of grant and 1/48th of the shares vesting monthly thereafter over the next three and one half years. The term of awards expires seven to ten years from the date of grant. As of December 31, 2010, 8,443,341 shares have been granted under the 2007 Plan.

2001 Stock Incentive Plan

As of December 31, 2010, the Company’s 2001 Stock Incentive Plan, the 2001 Plan, reserved 459,503 shares of the Company’s common stock for issuance to employees, officers, consultants and advisors of the Company. Options granted under the 2001 Plan were either incentive stock options or non-statutory stock options as determined by the Company’s board of directors. Options granted under the 2001 Plan vest at the rate specified by the plan administrator, typically with 1/8th of the shares vesting six months after the date of grant and 1/48th of the shares vesting monthly thereafter over the next three and one half years to four and one half years. The term of option expires ten years from the date of grant. No shares were granted under the 2001 Plan in 2010.

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

Detail related to activity of all unvested shares of common stock is as follows:

	Number of Unvested Shares Outstanding	Weighted-Average Exercise/Purchase Price
Balance as of December 31, 2007	436,662	$2.45
Issued	—	—
Vested	(286,303)	1.94
Repurchased	(4,795)	0.84

Balance as of December 31, 2008	145,564	$3.50
Issued	—	—
Vested	(101,391)	3.00
Repurchased	(2,502)	5.99

Balance as of December 31, 2009	41,671	$4.59
Issued	—	—
Vested	(36,528)	4.62
Repurchased	(1,168)	3.04

Balance as of December 31, 2010	3,975	4.76

Detail related to stock option activity is as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2007	3,920,001	$3.86
Options granted	2,124,475	16.32
Options exercised	(516,759)	1.58
Options cancelled and forfeited	(130,263)	12.15

Balance as of December 31, 2008	5,397,454	$8.78
Options granted	3,032,486	11.39
Options exercised	(523,932)	4.65
Options cancelled and forfeited	(336,911)	14.93

Balance as of December 31, 2009	7,569,097	$9.84
Options granted	768,226	25.52
Options exercised	(2,407,792)	8.20
Options cancelled and forfeited	(315,967)	15.97

Balance as of December 31, 2010	5,613,564	$12.34

The aggregate intrinsic value for options exercised during the year ended December 31, 2010 and 2009 were $71.7 million and $9.9 million, respectively, representing the difference between the closing price of the Company’s common stock at the date of exercise and the exercise price paid.

The following table summarizes information about stock options outstanding as of December 31, 2010:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price	Aggregrate Intrinsic Value
$0.03 - $1.50	440,447	4.50	$0.97	440,447	$0.97
3.04 - 3.04	794,418	5.22	3.04	754,162	3.04
3.74 - 8.52	562,322	5.38	7.94	358,256	7.71
10.32 - 10.32	1,407,959	5.10	10.32	459,414	10.32
12.56 - 14.42	145,393	4.88	13.80	60,438	13.84
14.80 - 14.80	893,157	4.21	14.80	510,350	14.80
16.32 - 24.16	907,922	5.60	21.60	218,450	21.02
24.99 - 29.92	347,803	6.23	26.24	117,994	26.54
30.12 - 30.12	94,476	6.82	30.12	—	—
31.54 - 31.54	19,667	6.79	31.54	14,540	31.54

0.03 - 31.54	5,613,564	5.14	$12.34	2,934,051	$9.13	$142,255,497

Exercisable	2,934,051	4.99	$9.13			$83,763,789

Vested and expected to vest	5,519,827	5.13	$12.23			$140,488,659

The aggregate intrinsic value for options outstanding at December 31, 2010 was $142.3 million representing the difference between the weighted average exercise price and $37.68, the closing price of the Company’s common stock at December 31, 2010, as reported on The NASDAQ Global Market, for all in the money options outstanding.

The fair value of each employee option grants for the years ended December 31, 2010, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

	For the Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	1.03% - 2.09%	1.52% - 2.19%	1.31% - 3.32%
Expected life	4 - 5 years	4 - 5 years	4 - 5 years
Dividend yield	0%	0%	0%
Volatility	55% - 57%	58% - 64%	55% - 63%

The Company determined that it was not practical to calculate the historical volatility of its share price since the Company’s securities were not publicly traded prior to May 2007 and before which there was no readily determinable market value for its stock. Further, the Company is a high-growth technology company whose future operating results are not comparable to its prior operating results. Therefore, the Company estimated its expected volatility based on reported market value data for a group of publicly traded companies, which it selected from certain market indices, that the Company believed was relatively comparable after consideration of their size, stage of life cycle, profitability, growth, and risk and return on investment. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. The Company uses the simplified method to determine the expected term as permitted by the provisions of stock-based compensation.

The estimated weighted-average grant date fair value of options granted during the twelve months ended December 31, 2010, 2009 and 2008 were $12.20, $5.77 and $7.87, respectively. There were $19.2 million of unrecognized compensation cost, net of estimated forfeitures as of December 31, 2010. The unrecognized compensation cost at December 31, 2010 is expected to be recognized over a weighted average period of 2.21 years.

Restricted Stock Unit Awards

The company began issuing restricted stock units, or RSUs, in the fourth quarter of 2007. Shares are issued on the date the restricted stock units vest, and the fair value of the underlying stock on the dates of grant is recognized as stock-based compensation over a three or four-year vesting period. A summary of the activity of restricted stock for the related periods are presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of December 31, 2007	12,000	$31.54
Granted	300,820	16.82
Issued and released	(25,125)	20.07
Cancelled and forfeited	(6,762)	16.54

Balance as of December 31, 2008	280,933	$17.16
Granted	768,893	16.48
Issued and released	(175,902)	13.10
Cancelled and forfeited	(31,388)	14.25

Balance as of December 31, 2009	842,536	$17.49
Granted	1,250,741	25.66
Issued and released	(424,551)	20.64
Cancelled and forfeited	(76,687)	23.01

Balance as of December 31, 2010	1,592,039	$22.80

Expected to vest as of December 31, 2010	1,496,889	$22.80

The total intrinsic value of the RSUs issued as of December 31, 2010 was $56.4 million, representing the closing price of the Company’s stock on December 31, 2010, multiplied by the number of non-vested RSUs expected to vest as of December 31, 2010.

For RSUs, stock-based compensation is calculated based on the market price of the Company’s common stock on the date of the grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recognized on a straight-line basis, over the vesting period.

As of December 31, 2010, the total unrecognized compensation cost, net of estimated forfeitures related to restricted stock units granted under the Company’s 2007 Equity Incentive Plan amounted to $31.0 million. The unrecognized compensation cost at December 31, 2010 is expected to be recognized over a weighted average period of 2.92 years.

9. Income Taxes

The Company recorded income tax benefit of $27.4 million for the year ended December 31, 2010 and income tax expense of $249,000 and $930,000 for the years ended December 31, 2009 and 2008, respectively. The tax benefit for the year ended December 31, 2010 primarily consists of a $28.9 million tax benefit due to the release of valuation allowance for federal income tax assets, partially offset by tax provision of $1.5 million. The provision for the year ended December 31, 2010 consists of $636,000 of federal tax expense primarily relating to an adjustment to unrecognized tax benefit reserves for transfer pricing, $21,000 of various state taxes and $829,000 of international taxes resulting from the statutory foreign tax rates applied against the profit of the foreign subsidiaries. The provision for the year ended December 31, 2009 primarily consists of international and state taxes which are offset by prior year federal tax adjustments. The provision for the year ended December 31, 2008 was primarily due to the federal alternative minimum tax on profits in the Company’s United States profits adjusted by certain non-deductible items, international taxes and state income taxes.

The domestic and foreign components of income (loss) before income tax expense were as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Domestic	$(8,456)	$(8,978)	$14,131
Foreign	18,156	(12,165)	(11,694)

	$9,700	$(21,143)	$2,437

Income tax expense consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Current tax provision
Domestic	$658	$(47)	$865
Foreign	829	296	65

	$1,487	$249	$930

Deferred tax provision (benefit)
Domestic	$(28,846)	$—	$—
Foreign	(66)	—	—

	$(28,912)	$—	$—

Total tax expense	$(27,425)	$249	$930

The Company’s effective tax rate differs from the United States federal statutory rate as follows:

	Year Ended December 31,
	2010	2009	2008
Income tax at statutory rate	35.0%	34.0%	34.0%
Non-deductible stock compensation costs	9.6	(2.2)	10.4
Other	1.8	(0.4)	3.4
Foreign net operating losses not benefited	0.2	(21.7)	166.0
State taxes, net of federal benefit	0.1	(0.4)	1.6
Non-deductible in-process research and development	—	—	18.4
Alternative minimum tax	—	—	33.0
Research and development credits	(16.3)	—	—
Foreign tax rate differences	(43.3)	—	—
Change in valuation allowance	(269.9)	(10.5)	(228.6)

Total	(282.80)%	(1.20)%	38.20%

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities are as follows:

	As of December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Tax credits	$14,172	$14,020
Net operating loss carryforwards	18,750	22,428
Capitalized research and development	16	36
Depreciation and amortization	3,758	3,179
Stock compensation	5,722	4,789
Other	4,488	2,867

Gross deferred tax assets	46,906	47,319
Less: valuation allowance	(11,833)	(39,601)

Net deferred tax assets	35,073	7,718
Deferred tax liabilities:
Other	(5,917)	(7,474)

Net deferred tax assets	$29,156	$244

As of December 31, 2010, the Company had total net operating loss carryforwards for federal and state income tax purposes of $144.0 million and $147.2 million respectively. If not utilized, these net federal and state operating loss carryforwards will expire beginning in 2020 and 2014, respectively. The federal net operating loss carryforwards of $144.0 million are comprised of stock option deductions of $65.0 million, which will be credited to equity when realized. The state net operating loss carryforwards of $147.2 million are comprised of stock option deductions of $76.0 million, which will be credited to equity when realized.

The Company is tracking the portion of its deferred tax assets attributable to stock option benefits in a separate memo account pursuant to the accounting guidance for stock-based compensation. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to the guidance under stock-based compensation, the stock option benefits of approximately $25.2 million will only be recorded to equity when they reduce cash taxes payable.

The Company also had federal and other state research and development tax credit carryforwards of approximately $11.1 million and $5.8 million, respectively. The federal and other state tax credit carryforwards will expire commencing 2020 and 2016, respectively, except for the California research tax credits which carry forward indefinitely. The Company also has various miscellaneous federal, state and foreign tax credits of approximately $1.0 million. The Company currently maintains a full valuation allowance on its deferred tax assets in California and Massachusetts.

The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. The valuation allowance is determined in accordance with the provisions of income taxes which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Due to projected future income, there is no valuation allowance placed on the federal deferred tax assets. A valuation allowance of $12.0 million was placed on the Company’s state deferred tax assets.

The Company has reviewed whether the utilization of its net operating losses and research credits are subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Utilization of these carryforwards are restricted and results in some amount of these carryforwards expiring prior to benefiting the Company.

Undistributed earnings of our foreign subsidiary of approximately $0.3 million at December 31, 2010 and 2009, are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

The following table summarizes the activity related to the unrecognized tax benefits:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Balance at beginning of the year	$4,849	$4,033	$3,574
Gross increases related to prior years tax positions	6,943	117	147
Gross increases related to current years tax positions	1,157	699	312

Balance at the end of the year	$12,949	$4,849	$4,033

Included in the unrecognized tax benefits at December 31, 2010 is $12.9 million tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company also accrued potential penalties and interest of $29,000 and $19,000 related to these unrecognized tax benefits in 2009 and 2008, respectively and none in 2010. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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

10. Retirement Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company matches 50% of the employees’ contribution up to $2,000 per employee. Company contributions to the plan may be made at the discretion of the board of directors. The Company matching contribution was deferred effective January 2009 and was reinstated beginning January 2010. For the years ended December 31, 2010, 2009 and 2008, the Company’s defined contribution expense was $517,000, $37,000 and $266,000, respectively.

11. Segment and Geographical Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or CODM in deciding how to allocate resources and in assessing performance. The Company’s primary business has been its semiconductor processor business, which comes from the development and sale of its OCTEON, NITROX, ECONA and PureVu products. Historically, financial information was presented on a consolidated basis to the Company’s for the purpose of evaluating financial performance and allocating resources accompanied by information about revenue by customer and geography region. As such historically the Company reported one reportable segment.

In the fourth quarter of 2009, the Company completed the acquisition of MontaVista. As a result of the acquisition, the Company’s total software and services now accounts for a more significant portion of its overall business. The financial model, type of products and services, nature of the production process and sales and distribution process for the Company’s software and services business differs from that of its semiconductor processor business. In addition, the external reports that the Company uses to communicate its financial information to investors have now evolved to treat its software and services business separately. Furthermore, the CODM reviews financial information separately for the Company’s software and services business for purpose of evaluating financial performance and allocating resources. As such, in accordance with segment reporting guidance, effective 2010, the Company has determined that it operates in two reportable segments, namely: (1) semiconductor products; and (2) software and services. The Company has updated its fiscal 2009 segment financial information to conform to fiscal 2010 measures used by the CODM.

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

Segment financial information for the Company’s reportable segments was as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net revenue:
Semiconductor products	$175,157	$95,425	$81,059
Software and services	31,343	5,789	5,550

Total consolidated net revenue	$206,500	$101,214	$86,609

Segment income:
Semiconductor products	$48,947	$4,266	$12,151
Software and services	5,562	3,930	5,130

Total segment income from operations	$54,509	$8,196	$17,281

The following is a reconciliation of the total segment income from operations to the amounts reported on the condensed consolidated financial statements:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Segment income from reportable segments	$54,509	$8,196	$17,281
Unallocated stock compensation and related taxes	(22,962)	(11,997)	(6,381)
Amortization of acquired intangible assets	(5,022)	(5,535)	(2,430)
Acquisition related expenses	(6,661)	(5,698)	(1,789)
Unallocated corporate, general and administrative expenses	(8,756)	(6,197)	(6,321)

Total consolidated income (loss) from operations	11,108	(21,231)	360
Other (expense) income, net	(1,409)	86	2,077

Total consolidated income(loss) before income taxes	$9,699	$(21,145)	$2,437

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods indicated were as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
United States	$70,247	$40,623	$44,787
China	58,017	24,189	9,849
Taiwan	28,393	15,224	11,533
Japan	19,273	10,802	11,559
Malaysia	12,696	5,088	6,639
Other countries	17,874	5,288	2,242

Total	$206,500	$101,214	$86,609

The following table set forth long lived assets, which consist primarily of property and equipment by geographic regions based on the location of the asset:

	As of December 31,
	2010	2009
	(in thousands)
United States	$13,690	$14,492
All other countries	472	480

Total	$14,162	$14,972

12. Commitments and Contingencies

The Company is not currently a party to any legal proceedings that management believes would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expire through July 2014. The Company also acquires certain assets under capital leases.

Minimum commitments under non-cancelable capital and operating lease agreements, excluding those leases included in the accrued restructuring liability (See Note 7) as of December 31, 2010 were as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
2011	$8,320	$3,094	$11,414
2012	3,021	2,009	5,030
2013	—	597	597
2014	—	50	50

	$11,341	$5,750	$17,091
Less: Interest component	(297)

Present value of minimum lease payment	11,044
Less: current portion	(8,088)

Long-term portion of obligations	$2,956

As of December 31, 2010, the Company has funding commitments in relation to the asset purchase agreements entered in January 2011 for the acquisition of Wavesat and Celestial Semiconductor. The total purchase price consideration for the Wavesat acquisition amounted to approximately $10.0 million which was paid in January 2011. Following the closing, the Company has also paid approximately $1.5 million to Wavesat in connection with a transition services agreement, pursuant to which Wavesat continued to employ certain employees prior to their becoming employees of the Company. For Celestial Semiconductor acquisition, the Company will pay approximately $55.0 million in total consideration, consisting of a mix of cash and shares of our common stock. In addition, the Company may pay additional cash consideration up to $10.0 million per the earn-out provision after the closing based upon the sales of Celestial Semiconductor’s products following the consummation of the transaction.

Rent expense incurred under operating leases was $3.2 million, $2.2 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The capital lease and technology license obligations include future cash payments payable primarily for license agreements with outside vendors. The significant obligations which have outstanding payments as of December 31, 2010 relates to a license agreement, which was entered into in October 2009 for certain design tools totaling $9.5 million, with 12 installment payments. The term of the license will expire in October 2012. The present value of the installment payments has been capitalized and is amortized over three years, and included within capital lease and technology license obligations on consolidated balance sheets. As of December 31, 2010, $3.9 million of the total $9.5 million due under the license agreement was paid. Further, the Company entered into a licensing agreement in April 2010 for certain design tools totaling $950,000, which has been capitalized and is amortized over three years, and included within capital lease and technology license obligations on the consolidated balance sheet. As of December 31, 2010, $100,000 of the total $950,000 due under the license agreement was paid.

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

Schedule II — Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Additions		Deduction		Balance at End of Period
	(In thousands)
Year ended December 31, 2010
Allowance for doubtful accounts	$24	$68		$(45)		$47
Allowance for customer returns	343	1,765		(1,576)		532
Income tax valuation allowance	39,601	—		(27,768)		11,833
Year ended December 31, 2009
Allowance for doubtful accounts	$34	$—		$(10)		$24
Allowance for customer returns	169	1,291		(1,117)		343
Income tax valuation allowance	14,430	25,171		—		39,601
Year ended December 31, 2008
Allowance for doubtful accounts	$38	$—		$(4)		$34
Allowance for customer returns	139	695	(1)	(665	)(1)	169
Income tax valuation allowance	13,136	1,294		—		14,430

(1)	Certain reclassifications have been made to 2008 amounts to conform to 2009 presentation.

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

Cavium’s management assessed the effectiveness of Cavium’s internal control over financial reporting as of December 31, 2010, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by Cavium’s management, we determined that Cavium’s internal control over financial reporting was effective as of December 31, 2010. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

In December 2009, we completed the acquisition of MontaVista. During the year ended December 31, 2010, we completed the incorporation of processes which were previously operated separately by MontaVista in our systems control environment. There were no other significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended) during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2011 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

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

The information required by this item is included in our proxy statement for our 2011 annual meeting of stockholders under the sections entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

Item  12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item relating to security ownership of certain beneficial owners and management is included in our proxy statement for our 2011 annual meeting of stockholders under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

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

Index to Consolidated Financial Statements

a. The following documents are filed as part of this report:

1.	Financial Statements:	55
	See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
2.	Financial Statement Schedule:	92
	Schedule II — Valuation and Qualifying Accounts and Reserve
3.	Exhibits:	97
	The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2011.

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

Signature	Title	Date

/s/ Syed Ali Syed Ali	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011

/s/ Arthur Chadwick Arthur Chadwick	Chief Financial Officer, Vice President of Finance and Administration and Secretary (Principal Financial and Accounting Officer)	February 28, 2011

/s/ Kris Chellam Kris Chellam	Director	February 28, 2011

/s/ Sanjay Mehrotra Sanjay Mehrotra	Director	February 28, 2011

/s/ Anthony Pantuso Anthony Pantuso	Director	February 28, 2011

/s/ C.N. Reddy C.N. Reddy	Director	February 28, 2011

/s/ Anthony Thornley Anthony Thornley	Director	February 28, 2011

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit	Filing Date

2.1	Asset Purchase Agreement, dated January 25, 2011, between the Registrant and Wavesat, Inc.	8-K	001-33435	2.1	1/31/2011

2.2	Asset Purchase Agreement, dated January 31, 2011, between the Registrant and Celestial Semiconductor Ltd.	8-K/A	001-33435	2.2	2/3/2011

2.3	Asset Purchase Agreement by and between the Registrant, Cavium International, Cavium (Taiwan) Ltd., and Star Semiconductor Corporation, dated July 15, 2008	8-K	001-33435	10.1	7/16/2008

2.4	Agreement and Plan of Merger and Reorganization by and between the Registrant, WWC Acquisition Corporation, WWC I, LLC, and W&W Communications, Inc., dated November 6, 2009	8-K	001-33435	10.26	11/10/2008

2.5	Agreement and Plan Merger and Reorganization by and between the Registrant, MV Acquisition Corporation, Manta, LLC ., and MontaVista Software, Inc., dated November 6, 2009	8-K	001-33435	2.1	11/10/2009

2.6	Amendment No. 1 to Agreement and Plan Merger and Reorganization by and between the Registrant, MV Acquisition Corporation, Manta, LLC ., and MontaVista Software, Inc., dated November 6, 2009	8-K	001-33435	10.1	12/18/2009

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K	001-33435	3.1	3/2/2009

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-140660	3.5	4/13/2007

4.1	Reference is made to exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate	S-1/A	333-140660	4.2	4/24/2007

4.3	Third Amended and Restated Investors’ Rights Agreement, dated December 8, 2004, as amended on October 25, 2005 and August 9, 2006, by and among the Registrant and certain of its security holders	S-1	333-140660	4.3	2/13/2007

4.4	Registration Rights Agreement by and between the Registrant and certain stockholders of MontaVista Software, Inc., dated December 14, 2009.	8-K	001-33435	4.1	12/18/2009

10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and officers	S-1	333-140660	10.1	2/13/2007

10.2 †	2001 Stock Incentive Plan and forms of agreements thereunder	S-1	333-140660	10.2	2/13/2007

10.3 †	2007 Equity Incentive Plan	10-K	001-33435	3.1	3/2/2009

10.4 †	Form of Option Agreement under 2007 Equity Incentive Plan	10-Q	001-33435	10.24	5/2/2008

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.5 †	Form of Option Grant Notice and Form of Exercise Notice under 2007 Equity Incentive Plan	S-1	333-140660	10.4	2/13/2007
10.6 †	Form of Restricted Stock Unit Award under 2007 Equity Incentive Plan	10-Q	333-33435	10.25	8/8/2008

10.7 †	Restricted Stock Unit Retention Plan	10-K	001-33435	10.7	3/2/2009

10.8 †	Executive Employment Agreement, dated January 2, 2001, between the Registrant and Syed Ali	S-1	333-140660	10.5	2/13/2007

10.9 †	Amendment to Executive Employment Agreement, dated December 24, 2008, between the Registrant and Syed Ali	10-K	001-33435	10.9	3/2/2009

10.10 †	Employment Offer Letter, dated December 27, 2004, between the Registrant and Arthur Chadwick	S-1	333-140660	10.6	2/13/2007

10.11 †	Employment Offer Letter, dated January 22, 2001, between the Registrant and Anil K. Jain	S-1	333-140660	10.7	2/13/2007

10.12 †	Amendment to Offer Letter, dated December 24, 2008, between the Registrant and Anil Jain	10-K	001-33435	10.12	3/2/2009

10.13 †	Employment Offer Letter, dated May 6, 2003, between the Registrant and Rajiv Khemani	S-1	333-140660	10.8	2/13/2007

10.14 †	Employment Offer Letter, dated May 1, 2008, between the Registrant and Sandeep Vij	10-Q	001-33435	10.23	5/2/2008

10.15 †	Amendment to Offer Letter, dated December 23, 2008, between the Registrant and Sandeep Vij	10-K	001-33435	10.15	3/2/2009

10.16 †	Letter Agreement, dated November 4, 2005, between the Registrant and Kris Chellam	S-1	333-140660	10.9	2/13/2007

10.17 †	Letter Agreement, dated September 1, 2006, between the Registrant and Anthony Thornley	S-1	333-140660	10.10	2/13/2007

10.18 †	Letter Agreement, dated July 15, 2009, between the Registrant and Sanjay Mehrotra	8-K	001-33435	10.1	7/24/2009

10.19 †	2010 Executive Officer Salaries	8-K	001-33435		10/23/2009

10.20	Lease Agreement, dated April 15, 2005, between the Registrant and MB Technology Park, LLC	S-1	333-140660	10.11	2/13/2007

10.21	First Amendment to Lease Agreement, dated March 6 2008, between the Registrant and MB Technology Park, LLC	10-K	001-33435	10.12	3/10/2008

#10.22	Master Technology License Agreement, dated December 30, 2003, between the Registrant and MIPS Technologies, Inc.	S-1/A	333-140660	10.21	4/6/2007

#10.23	MIPS Core Technology Schedule, dated as of September 29, 2010, by and among the Registrant and MIPS Technologies, Inc.	10-Q	001-33435	10.1	10/29/2010

Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.26	Agreement and Plan of Merger and Reorganization by and between the Registrant, MV Acquisition Corporation, Mantra, LLC, and MontaVista Software, Inc., dated November 6, 2009.	8-K	001-33435	2.1	11/10/2009

10.27	Amendment No. 1 to Agreement and Plan of Merger and Reorganization by and between the Registrant, MV Acquisition Corporation, Mantra, LLC, and MontaVista Software, Inc., dated December 14, 2009.	8-K	001-33435	10.1	12/18/2009

10.28 †	Employment Offer Letter, dated March 22, 2010, between the Registrant and Manoj Gujral	10-Q	001-33435	10.1	07/30/2010

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**

Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provision of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements.

In accordance with the Rule 406T of the Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
†	Management contract or compensatory plan or arrangement.