Form 10-Q
period 2011-03-31
CAVIUM NETWORKS, INC.
filed 2011-05-06
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at May 3, 2011 was: 48,431,720

CAVIUM NETWORKS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVIUM NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$69,431	$90,673
Accounts receivable, net of allowances of $467 and $579, respectively	35,605	29,912
Inventories	28,680	31,556
Prepaid expenses and other current assets	2,658	2,423
Deferred income taxes	9,039	9,053

Total current assets	145,413	163,617
Property and equipment, net	14,624	14,162
Intangible assets, net	53,691	29,226
Goodwill	103,207	57,230
Deferred income taxes	26,667	26,020
Other assets	1,785	1,365

Total assets	$345,387	$291,620

Liabilities and Stockholders” Equity
Current liabilities:
Accounts payable	$16,246	$14,160
Accrued expenses and other current liabilities	13,652	8,136
Deferred revenue	15,078	15,361
Capital lease and technology license obligations, current portion	5,538	8,088

Total current liabilities	50,514	45,745
Capital lease and technology license obligations, net of current portion	2,182	2,956
Deferred tax liability	5,917	5,917
Other non-current liabilities	2,208	2,392

Total liabilities	60,821	57,010

Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, par value $0.001:
10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Common stock, par value $0.001:
200,000,000 shares authorized; 48,058,302 and 46,338,336 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	48	46
Additional paid-in capital	324,519	276,057
Accumulated deficit	(40,001)	(41,493)

Total stockholders’ equity	284,566	234,610

Total liabilities and stockholders’ equity	$345,387	$291,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Net revenue	$63,570	$41,637
Cost of revenue	24,825	16,842

Gross profit	38,745	24,795

Operating expenses:
Research and development	20,722	13,987
Sales, general and administrative	16,903	14,035

Total operating expenses	37,625	28,022

Income (loss) from operations	1,120	(3,227)

Other expense, net:
Interest expense	(73)	(124)
Other expense, net	(38)	(112)

Total other expense, net	(111)	(236)

Income (loss) before income taxes	1,009	(3,463)
Benefit from income taxes	(483)	(353)

Net income (loss)	1,492	$(3,110)

Net income (loss) per common share, basic	$0.03	$(0.07)
Shares used in computing basic net income (loss) per common share	47,091	43,754
Net income (loss) per common share, diluted	$0.03	$(0.07)
Shares used in computing diluted net income (loss) per common share	49,799	43,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,492	$(3,110)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	5,986	4,729
Depreciation and amortization	4,628	3,307
Deferred income taxes	(633)	(209)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(5,693)	(3,728)
Inventories	6,628	(377)
Prepaid expenses and other current assets	(235)	(39)
Other assets	(421)	309
Accounts payable	(3,226)	1,234
Deferred revenue	(283)	2,950
Accrued expenses and other current and non-current liabilities	217	856

Net cash provided by operating activities	8,460	5,922

Cash flows from investing activities:
Purchases of property and equipment	(2,054)	(2,040)
Note receivable	—	(400)
Acquisition of businesses, net of cash acquired	(30,413)	(1,209)
Purchases of intangible assets	(942)	(362)

Net cash used in investing activities	(33,409)	(4,011)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	7,106	5,686
Principal payment of capital lease and technology license obligations	(3,399)	(799)

Net cash provided by financing activities	3,707	4,887

Net increase (decrease) in cash and cash equivalents	(21,242)	6,798
Cash and cash equivalents, beginning of period	90,673	58,918

Cash and cash equivalents, end of period	$69,431	$65,716

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

During the year ended December 31, 2010, the Company completed the purchase of certain assets of Celestial Systems, Inc. (“Celestial Systems”). On January 25, 2011, the Company completed the acquisition of substantially all of the assets of Wavesat Inc. (“Wavesat”). On January 31, 2011, the Company entered into an asset purchase agreement with Celestial Semiconductor, Ltd. (“Celestial Semiconductor”), which asset purchase was completed on March 4, 2011. For a complete discussion of the Company’s acquisition of Celestial Systems, Wavesat and Celestial Semiconductor, see “Note 5 Business Combinations.”

Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Cavium Networks, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K (File No. 001-33435) on file with the SEC for the year ended December 31, 2010.

The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s condensed consolidated financial position at March 31, 2011, and the condensed consolidated results of its operations for the three months ended March 31, 2011 and 2010, and condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. During the three months ended March 31, 2011, there were no significant changes to the significant accounting policies and estimates discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. The Company deposits cash with credit worthy financial institutions primarily located in the United States. The Company has not experienced any losses on its deposits of cash. Management believes that the financial institutions are reputable and, accordingly, minimal credit risk exists. The Company follows an established investment policy and set of guidelines to monitor, manage and limit the Company’s exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits the Company’s exposure to any one issuer, as well as the maximum exposure to various asset classes.

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable.

The Company’s sole end customer representing greater than 10% of net revenue for the three months ended March 31, 2011 and 2010 was Cisco. Cisco accounted for 21% and 27% of the net revenue for the three months ended March 31, 2011 and 2010, respectively.

Summarized below are individual customers whose accounts receivable balances were 10% or higher of the consolidated gross accounts receivable:

	As of March 31, 2011	As of December 31, 2010
Percentage of gross accounts receivable
Flextronics	13%	14%
Jabil	*	10%
Robert Bosch	10%	*

*	Represents less than 10% of the consolidated gross accounts receivable for the respective period end.

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

Revenue is recognized upon shipment for sales to distributors with limited rights of returns and price protection if the Company concludes it can reasonably estimate the credits for returns and price adjustments issuable. The Company records an estimated allowance, at the time of shipment, based on the Company’s historical patterns of returns and pricing credits of sales recognized upon shipment. The credits issued to distributors or other customers were not material in the three months ended March 31, 2011 and 2010. The inventory at these distributors at end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands.

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

For multiple-element arrangements entered into prior to the adoption of the amended guidance on Multiple Revenue arrangements effective January 1, 2011, which contains software or software related elements, the Company allocates revenue between elements in a multiple-element revenue arrangement based on vendor specific objective evidence (“VSOE”) of fair value for each undelivered element. VSOE is based on the price charged when an element is sold separately. The Company enters into multiple-element arrangements that generally include time-based licenses and support that are typically not sold separately. Revenue from such arrangements is deferred and recognized ratably over the term that support is offered, which is typically 12 months.

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

Effective January 1, 2011, the Company adopted the updated guidance on Multiple-Deliverable Revenue Arrangements. For transactions entered into subsequent to the adoption of this updated guidance, when a sales arrangement contains multiple elements with combinations of hardware, software, post contract support and professional services, and if the different elements in the arrangement qualify as separate units of accounting, the Company allocates total arrangement consideration into each element based on relative selling price. The selling price for a deliverable is based on its VSOE if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for products and services revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. TPE is determined by evaluating competitor prices for similar deliverables when sold separately. Generally, the Company’s product offerings related to these arrangements contain a significant level of customization and contain significant portion of proprietary technology which are not exactly comparable to its peers, therefore pricing of products with similar functionality cannot be obtained. When the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a standalone basis. The ESP is determined by considering multiple factors including, but not limited to pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles.

Deferred revenue

The Company records deferred revenue for customer billings and advance payments received from customers before the performance obligations have been completed and/or services have been performed. In addition, the Company also records deferred revenue, net of deferred costs on shipments to Avnet. Total net deferred revenue as of March 31, 2011 and December 31, 2010 comprised of the following:

	As of March 31, 2011	As of December 31, 2010
	(in thousands)
Services / Support and Maintenance	$4,975	$5,794
Software License / Subscription	6,865	6,044
Distributors	3,238	3,523

	$15,078	$15,361

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

	Three months ended March 31,
	2011	2010
	(in thousands)
Beginning balance	$234	$209
Accruals	196	28
Settlements and adjustments made	(145)	(66)

Ending balance	$285	$171

Recent Accounting Pronouncements

In December 2010, the FASB issued an update to its existing guidance on goodwill and other intangible assets. This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, which is beginning January 1, 2011 for the Company. The adoption of this updated guidance did not have material impact on the Company’s financial condition, results of operations or cash flows.

In December 2010, the FASB issued an update to its existing guidance on business combinations. This guidance requires a public entity that presents comparative financial statements to present in its pro forma disclosure the revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the prior annual reporting period. In addition, this guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for the first annual reporting period beginning on or after December 15, 2010, which is beginning January 1, 2011 for the Company. The adoption of this updated guidance did not have material impact on the Company’s financial condition, results of operations or cash flows. See Note 5 for related disclosure.

In April 2010, the FASB issued an update to its existing guidance on revenue recognition. This guidance defines the milestone and determines when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. The guidance is effective for milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010 and should be applied prospectively. This updated guidance was adopted by the Company beginning January 1, 2011. The adoption of this updated guidance did not have material impact on the Company’s financial condition, results of operations or cash flows.

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

The following table sets forth the computation of income (loss) per share:

(in thousands, except shares and per share data)	Three months ended March 31,
	2011	2010
Net income (loss)	$1,492	$(3,110)

Weighted average common shares outstanding - basic	47,091	43,754
Dilutive effect of employee stock plans	2,708	—

Weighted average common shares outstanding - diluted	49,799	43,754

Basic net income (loss) per share	$0.03	$(0.07)

Diluted net income (loss) per share	$0.03	$(0.07)

The following outstanding options and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2011	2010
	(in thousands)
Options to purchase common stock	—	7,063
Restricted stock units	—	1,563

3.	Fair Value

At March 31, 2011 and December 31, 2010, all of the Company’s investments were classified as cash equivalents and are comprised of an investment in a money market fund. In accordance with the guidance provided under fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund as Level 1 (Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access), which approximated $49.7 million and $71.1 million as of March 31, 2011 and December 31, 2010, respectively.

4.	Balance Sheet Components

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value) and are comprised of the following:

	As of March 31, 2011	As of December 31, 2010
	(in thousands)
Work-in-process	$20,291	$24,015
Finished goods	8,389	7,541

	$28,680	$31,556

Property and equipment, net, consist of the following:

	As of March 31, 2011	As of December 31, 2010
	(in thousands)
Mask costs and test equipment	$18,219	$16,911
Software, computer and other equipment	22,384	20,836
Furniture, office equipment and leasehold improvements	561	561

	41,164	38,308
Less: accumulated depreciation and amortization	(26,540)	(24,146)

	$14,624	$14,162

Depreciation and amortization expense was $2.5 million and $1.7 million, respectively for the three months ended March 31, 2011 and 2010, respectively.

The Company leases certain design tools under time-based capital lease arrangements which are included in property and equipment, which total cost amounted to $11.9 million at each of March 31, 2011 and December 31, 2010. Amortization expense related to assets recorded under capital leasing agreements was $954,000 and $881,000 for the three months ended March 31, 2011 and 2010, respectively.

Accrued expenses and other current liabilities consist of the following:

	As of March 31, 2011	As of December 31, 2010
	(in thousands)
Accrued compensation and related benefits	$6,143	$4,214
Acquisition related payables	3,798	27
Restructuring related payables	434	470
Customer deposits	127	652
Professional fees	1,707	779
Income tax payable	389	1,001
Other	1,054	993

	$13,652	$8,136

Other non-current liabilities consist of the following:

	As of March 31, 2011	As of December 31, 2010
	(in thousands)
Accrued rent	$509	$600
Restructuring related payables	361	470
Income tax payable	1,338	1,322

	$2,208	$2,392

5.	Business Combinations and Acquisitions

Celestial Systems, Inc.

On October 5, 2010, the Company completed the acquisition of Celestial Systems Inc. (“Celestial Systems”) pursuant to the asset purchase agreement entered between Celestial Systems and the Company. The Company agreed to acquire the intellectual property, customer contracts and relationships and certain equipment for aggregate cash consideration of $4.4 million and a possible earn-out of $1.5 million in cash upon the achievement of certain milestone as set forth in the asset purchase agreement.

The Company accounted for this business combination by applying the acquisition method, and accordingly, the estimated purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase price over the net tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill. The total purchase price includes the cash consideration of $4.4 million which was paid out at the closing date of acquisition. The earn-out of $1.5 million which represents additional bonus to a Celestial Systems’ executive employed by the Company will be recognized as compensation expense ratably over one year from acquisition date. The Company expects that it is probable based on service period that the full earn-out payment will be incurred and expects to payout the full amount in the fourth quarter of 2011. As of March 31, 2011, the Company recorded $750,000 of the total earn-out cash payment liability within accrued expense and other current liabilities.

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

With this acquisition, the Company gains critical mass in delivering key technologies and services such as automotive infotainment systems, digital media product development and android commercialization and support. The acquired goodwill, which is expected to be fully deductible for tax purposes in future periods, has been allocated to the software and services reportable segment.

Wavesat Inc.

On January 25, 2011, the Company completed the acquisition of substantially all of the assets of Wavesat Inc. (“Wavesat”) including, but not limited to, certain intellectual property, all of Wavesat’s rights to, in and under customer contracts and other material agreements, inventory, equipment, work in progress, fixed assets, goodwill and assumed certain liabilities. The Company paid $10.0 million in cash, plus the aggregate amount of certain liabilities, which were specified in the related purchase agreement. Of the $10.0 million purchase price, $1.0 million was deposited in escrow for a limited period after closing in order to secure Wavesat’s indemnification obligations under the purchase agreement, including those in connection with breaches of representations and warranties and covenants made by Wavesat as defined in the related purchase agreement. The Company also made advances to Wavesat in the form of a loan prior to the closing of the acquisition amounting to $500,000 to fund Wavesat’s operations which was accounted as part of the total purchase price. Following the closing, the Company also paid a total of $2.0 million to Wavesat in connection with a transition services arrangement, pursuant to which Wavesat continued to employ certain employees prior to their becoming employees of the Company. The transition services are billed based on agreed upon methods that include actual expenses incurred by Wavesat (e.g. payroll costs, consulting services and other miscellaneous operating expenses) during the transition period from the closing date of the acquisition to March 15, 2011 in accordance with the terms of the agreement.

The acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition standards. Under the purchase accounting method, the total estimated purchase consideration of the acquisitions was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. The final purchase price allocation may differ based upon the final purchase price. The purchase price allocation will be finalized in 2011. The Company expensed the related transaction costs amounting to $1.1 million incurred during the three months ended March 31, 2011 associated with the acquisition. The related transaction costs were recorded in the sales, general and administrative expenses in the condensed consolidated statements of operations.

The following table summarizes the consideration paid and preliminary purchase price allocation:

Amount
(in thousands)
Net tangible liabilities acquired	(1,912)
In-process research and development	800
Other identifiable intangible assets	3,700
Goodwill	7,912

Total purchase price	$10,500

The following represents details of the purchased other intangible assets as part of the acquisition:

	Estimated useful life (in years)	Amount
		(in thousands)
Existing technology	6.0	$2,500
Core technology	6.0	900
Trademarks	6.0	300

Total		$3,700

Of the $4.5 million acquired intangible assets, $800,000 was assigned to in-process research and development or IPR&D. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, this asset will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D project, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence. The fair value of the IPR&D was determined based on an income approach using the discounted cash flow method. A discount rate of 17% was used to value the project based on the implied rate of return of the transaction, adjusted to reflect additional risks inherent in the acquired project. The preliminary remaining useful life is currently estimated to be 7 years from the completion date, but is subject to change based on a reassessment as at the completion date.

The fair value of the existing technology was determined based on an income approach using the discounted cash flow method. A discount rate of 13% was used to value the existing technology and was estimated using a discount rate based on implied rate of return of the transaction, adjusted for specific risk profile of the asset. The remaining useful life for the existing technology was based on historical product development cycles, the projected rate of technology attrition, and the pattern of projected economic benefit of the asset.

The fair value of core technology and trademark were determined using a variation of income approach known as profit allocation method. The discount rates for core technology and trademark were 14% and 15%, respectively. The estimated useful life was determined based on the future economic benefit expected to be received from the assets.

This acquisition will add multicore wireless digital system processing to the Company’s embedded processor product line. This factor contributed to a purchase price resulting in the recognition of goodwill. This acquisition is related to the Company’s semiconductor products reportable segment. Of the total acquired goodwill from Wavesat, it is currently estimated that approximately $3.7 million is expected to be deductible for tax purposes in future periods. This current estimate was a change from the preliminary assessment of non-deductibility of the total goodwill acquired from Wavesat for income tax purposes as previously reported on the Form 8-K/A dated April 8, 2011.

Celestial Semiconductor, Ltd.

On January 31, 2011, the Company entered into an asset purchase agreement with Celestial Semiconductor Ltd. (“Celestial Semiconductor”). On the terms and subject to the conditions set forth in the asset purchase agreement, the Company purchased certain assets and assumed certain liabilities of Celestial Semiconductor. Under the terms of the asset purchase agreement, the Company will pay approximately $55.0 million in total consideration, consisting of a mix of cash and shares of the Company’s common stock. A portion of the cash consideration was deposited in escrow for a one year period after closing in order to secure Celestial Semiconductor’s indemnification obligations under the asset purchase agreement, including breaches of representations and warranties and covenants made by Celestial Semiconductor in the asset purchase agreement. In addition, the Company may pay additional cash consideration of up to $10.0 million after the closing pursuant to an earn-out provision based upon the sales of Celestial Semiconductor’s products following consummation of the transaction. On March 4, 2011, the Company and Celestial Semiconductor entered into a Supplemental Agreement modifying certain terms and provisions of the asset purchase agreement. Among other things, the supplemental agreement increased the aggregate purchase price from $55.0 million to $56.04 million; with such $1.04 million increase funded entirely in cash. The acquisition was completed on March 4, 2011.

The acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition standards. Under the purchase accounting method, the total estimated purchase consideration of the acquisitions was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. The final purchase price allocation may differ based upon the final purchase price. The purchase price allocation will be finalized in 2011. The Company expensed the related transaction costs amounting to $892,000 incurred during the three months ended March 31, 2011 associated with the acquisition. The related transaction costs were recorded in the sales, general and administrative expenses in the condensed consolidated statements of operations.

Following summarizes the total purchase price consideration paid by the Company in relation to the asset purchase agreement:

Amount
(in thousands)
Cash consideration	$20,606
Common stock (806,265 shares at $43.86 per share)	35,363
Estimated fair value of the contingent earn-out consideration to other selling shareholders’	3,432

Total	$59,401

The 806,265 shares of common stock issued to Celestial Semiconductor was determined by dividing the purchase price consideration of $35 million as per the asset purchase agreement with the Company’s average stock price of $43.41. The average stock price was determined based on the average closing price reported on NASDAQ for the fifteen (15) trading days ending five trading days prior to March 1, 2011. The accounting purchase price consideration of the common stock issued was determined based on the closing stock price at the date of the acquisition which amounts to $35.4 million.

The contingent earn-out provision of up to $10 million was allocated approximately $5.0 million to certain employees of Celestial Semiconductor who became employees of the Company (“affected employees”) and approximately $5.0 million to other selling shareholders who did not become employees of the Company (“other selling shareholders”). The contingent earn-out is based on the achievement of the sales milestone measured within one year from the acquisition date. The contingent earn-out which will be distributed to the affected employees was not considered to be a component of the purchase price, rather a compensation expense and will be recognized ratably over one year from acquisition date considering the factors involving the terms of continuing employment. The Company recorded $283,000 as accrued compensation and related benefits in the accrued expense and other current liabilities based on the portion of the expected earn-out compensation attributable to affected employees for the three months ended March 31, 2011. The contingent earn-out which will be distributed to the other selling shareholders’ was considered as part of the total purchase price consideration. In accordance with the business acquisition guidance, a liability was recognized for the estimated acquisition date fair value of the contingent earn-out consideration based on the probability of the achievement of the related milestone. Any change in the fair value of the contingent earn-out consideration subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes. The estimated fair value of the total earn-out expected to be distributed to other selling shareholders’ and recorded as part of the purchase price consideration in the acquisition related payables in the accrued expense and other current liabilities was $3.43 million. The estimated fair value of the total earn-out consideration was determined using the weighted probabilities of the achievement of the sales milestone discounted using the estimated cost of debt. This fair value measurement is based on significant sales inputs not observed in the market and thus represented a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

The following table summarizes the preliminary allocation:

Amount
(in thousands)
Net tangible assets acquired	436
In-process research and development	600
Other identifiable intangible assets	20,300
Goodwill	38,065

Total purchase price	$59,401

The following table represents details of the purchased other intangible assets as part of the acquisition:

	Estimated useful life (in years)	Amount
		(in thousands)
Existing technology	4.0	$11,600
Core technology	4.0	3,000
Customer contracts and relationships	7.0	4,600
Trademarks	4.0	1,000
Order backlog	1.0	100

Total		$20,300

Of the $20.9 million acquired intangible assets, $600,000 was assigned to in-process research and development or IPR&D. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, this asset will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D project, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence. The fair value of the IPR&D was determined based on an income approach using the discounted cash flow method. A discount rate of 17% was used to value the project based on the implied rate of return of the transaction, adjusted to reflect additional risks inherent in the acquired project. The preliminary remaining useful life is currently estimated to be 5 years from the completion date, but is subject to change based on a reassessment as at the completion date.

The fair value of the existing technology and customer contracts and relationships were determined based on an income approach using the discounted cash flow method. Discount rates of 14% and 17% were used to value the existing technology and customer contracts and relationships, respectively. The estimated discount rates were based on implied rate of return of the transaction, adjusted for specific risk profile of the asset. The remaining useful life for the existing technology was based on historical product development cycles, the projected rate of technology attrition, and the pattern of projected economic benefit of the asset. The remaining useful life of customer contracts and relationships was estimated based on customer attrition, new customer acquisition and future economic benefit of the asset.

The fair value of core technology and trademark were determined using a variation of income approach known as profit allocation method. The discount rates for core technology and trademark were 15% and 16%, respectively. The estimated useful life was determined based on the future economic benefit expected to be received from the assets.

The fair value of the order backlog was determined using a cost approach where the fair value was based on estimated sales and marketing expenses expected that would have to be incurred to regenerate the order backlog. The estimated useful lives for both assets were determined based on the future economic benefit expected to be received from the asset.

With the acquisition of Celestial Semiconductor, the Company will have a proven processor family targeted for the large and growing market of digital media players. This factor contributed to a purchase price resulting in the recognition of goodwill. This acquisition is related to the Company’s semiconductor products reportable segment of the total acquired goodwill from Celestial Semiconductor, it is currently estimated that approximately $14.4 million is expected to be deductible for tax purposes in future periods. This current estimate was a change from the preliminary assessment of non-deductibility of the total goodwill acquired from Celestial Semiconductor for income tax purposes as previously reported on the Form 8-K/A dated April 8, 2011.

Pro forma financial information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company, Wavesat and Celestial Semiconductor, as though the acquisition of the companies had occurred as of the beginning of the comparable prior annual reporting period. Pro forma results of operations for the acquisition of Celestial Systems have not been presented as the effect has not been significant. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the comparable prior annual reporting period as presented.

The amount of Wavesat and Celestial Semiconductor’s net revenue and net loss included in the Company’s condensed consolidated statements of operations from the acquisition dates to March 31, 2011, and the net revenue and net income (loss) of the combined entities had the acquisition date been January 1, 2010, are as follows (in thousands):

	Net Revenue	Net Income (Loss)
Actual from acquisition dates to March 31, 2011	$432	$(3,544)
Supplemental pro forma from January 1, 2011 to March 31, 2011	$63,890	$(2,523)
Supplemental pro forma from January 1, 2010 to March 31, 2010	$43,221	$(15,422)

The supplemental pro forma net income (loss) from January 1, 2011 to March 31, 2011 was adjusted to exclude $5.3 million of acquisition related costs incurred by the Company, Wavesat and Celestial Semiconductor during the three months ended March 31, 2011 and include $826,000 intangible amortization calculated from January 1, 2011 to the respective acquisition dates.

The supplemental pro forma net income (loss) from January 1, 2010 to March 31, 2010 was adjusted to include $5.3 million of acquisition related costs incurred by the Company, Wavesat and Celestial Semiconductor and intangible amortization of $1.3 million calculated for the three months ended March 31, 2010.

6.	Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of goodwill:

	Semiconductor Products	Software and Services	Total
	(in thousands)
Balance at December 31, 2010	$12,217	$45,013	$57,230
Additions	45,977	—	45,977
Adjustments	—	—	—

Balance at March 31, 2011	$58,194	$45,013	$103,207

The additions of $46.0 million for the three months ended March 31, 2011 relates to the acquisition of Wavesat and Celestial Semiconductor (see Note 5).

Intangible assets, net consisted of the following:

	As of March 31, 2011			As of December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Existing and core technology - product	$46,951	$(13,743)	$33,208	$28,950	$(12,251)	$16,699
Technology license	19,549	(10,387)	9,162	18,340	(10,082)	8,258
Customer contracts and relationships	8,991	(1,111)	7,880	4,391	(846)	3,545
Trade name	2,296	(347)	1,949	996	(272)	724
Order backlog	640	(548)	92	540	(540)	—

Total amortizable intangible assets	78,427	(26,136)	52,291	53,217	(23,991)	29,226

In-process research and development	1,400	—	1,400	—	—	—

Total intangible assets	$79,827	$(26,136)	$53,691	$53,217	$(23,991)	$29,226

Amortization expense was $2.1 million and $1.6 million for the three months ended March 31, 2011 and 2010, respectively. The estimated future amortization expense from amortizable intangible assets is as follows (in thousands):

Remainder of 2011	$9,118
2012	11,234
2013	10,183
2014	8,575
2015 and thereafter	13,181

$52,291

The weighted-average remaining estimated useful lives for intangible assets are approximately 3.6 years for existing and core technology-product and 2.2 years for technology license. The weighted average remaining estimated life of intangible assets in total is approximately 2.9 years.

7.	Restructuring Accrual

In connection with the acquisition of MontaVista Software, Inc. (“MontaVista”) in 2009, the Company assumed a restructuring related liability of $1.3 million. The liability is related to the operating lease facility for the portion that MontaVista no longer occupies. The Company expects the MontaVista obligation to be settled by the end of January 2013 with payments of $325,000 in remainder of 2011, $434,000 in 2012, and $36,000 in 2013.

A summary of the accrued restructuring liabilities, net of related activities during the three months ended March 31, 2011 is as follows (in thousands):

Excess facility related costs
Accrued restructuring - December 31, 2010	$940
Additions	—
Cash payments and other non-cash adjustments	(145)

Accrued restructuring - March 31, 2011	795

Less: current portion	434

Long-term portion	$361

8.	Stockholders’ Equity

Equity Incentive Plans

The description of the key features of the Company’s 2007 Equity Incentive Plan and 2001 Stock Incentive Plan, may be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The following table summarizes the details related to activity of early-exercise unvested shares of common stock granted under the 2001 Stock Incentive Plan:

	Number of Unvested Shares Outstanding	Weighted-Average Exercise/Purchase Price
Balance as of December 31, 2010	3,975	$4.76
Issued	—	—
Vested	(3,975)	(4.76)
Repurchased	—	—

Balance as of March 31, 2011	—	$—

The following table summarizes the details related to stock options granted and outstanding under the 2007 Equity Incentive Plan and 2001 Stock Incentive Plan:

	Number of Shares Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2010	5,613,564	$12.34
Options granted	346,460	37.22
Options exercised	(741,116)	9.59
Options cancelled and forfeited	(24,747)	18.04

Balance as of March 31, 2011	5,194,161	$14.36

The following table summarizes the details related to restricted stock units granted and outstanding under the 2007 Equity Incentive Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2010	1,592,039	$22.80
Granted	963,230	37.22
Issued and released	(172,584)	22.58
Cancelled and forfeited	(50,116)	21.35

Balance as of March 31, 2011	2,332,569	$28.80

For restricted stock units, or RSUs, stock-based compensation expense is calculated based on the market price of the Company’s common stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.

As of March 31, 2011, there was $59.4 million of unrecognized compensation costs, net of estimated forfeitures related to RSUs granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.12 years.

Stock-Based Compensation

The Company recognizes stock-based compensation for options and RSUs granted to employees in accordance with the fair value recognition provisions authoritative guidance as provided under stock-based compensation. The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three months ended March 31,
	2011	2010
	(in thousands)
Cost of revenue	$367	$253
Research and development	2,708	2,157
Sales, general and administrative	2,911	2,319

	$5,986	$4,729

The total stock-based compensation cost capitalized as part of inventory as of March 31, 2011 and December 31, 2010 was $120,000 and $111,000, respectively.

The fair value of each employee option grant for the three months ended March 31, 2011 and 2010, respectively, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2011	2010
Risk-free interest rate	1.64%	2.09%
Expected life	4.53 years	4.53 years
Dividend yield	0%	0%
Volatility	54.5%	57.3%

The estimated weighted-average grant date fair value of options granted were $17.07 and $11.68 for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, there was $21.9 million of unrecognized compensation costs, net of estimated forfeitures related to stock options granted under the Company’s 2007 and 2001 Stock Incentive Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.29 years.

9.	Income Taxes

For the three months ended March 31, 2011 and 2010, the provision for (benefit from) income taxes was based on the estimated annual effective tax rate. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the benefit from income taxes and the effective tax rates for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
	(in thousands)
Income (loss) before income taxes	$1,009	$(3,463)
Benefit from income taxes	(483)	(353)
Effective tax rate	-47.9%	10.2%

In the three months ended March 31, 2011, the Company recorded a benefit from income taxes of $483,000 compared to $353,000 for the three months ended March 31, 2010. The benefit from income taxes for the three months ended March 31, 2011 was attributable to a tax provision for federal, state and foreign income taxes reduced by a discrete tax benefit of approximately $546,000. The discrete benefit was solely related to increased federal research and development credits that resulted from the exercise of compensatory stock options. The benefit from income taxes for the three months ended March 31, 2010 was mainly attributable to the lower effective tax rate applied to pretax book loss. The lower effective tax rate was primarily due to the expected utilization of net operating losses for federal and state income taxes which was partially offset by foreign income taxes on the earnings of the Company’s foreign operations.

The difference between the provision for (benefit from) income taxes that would be derived by applying the statutory rate to the Company’s income before tax and the benefit from income taxes actually recorded for the three months ended March 31, 2011 was primarily attributable to the impact of the differential in foreign tax rates and non-deductible stock-based compensation charges offset by the federal research and development credit benefits. The difference between the provision for (benefit from) income taxes that would be derived by applying the statutory rate to the Company’s loss before tax and the benefit from income taxes actually recorded for the three months ended March 31, 2010 was primarily due to the impact of non-deductible stock compensation charges and other non-deductible items offset by the use of net operating loss carryforwards available for use under applicable statutes.

The Company’s net deferred tax assets relate predominantly to the United States tax jurisdiction. The valuation allowance is determined in accordance with the provisions of income taxes which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. At the end of 2010, the Company released its valuation allowance against its federal deferred tax assets but continued to maintain a full valuation allowance against its California and Massachusetts deferred tax assets until sufficient positive evidence exists to support the reversal of the valuation allowance against these state deferred tax assets.

As of March 31, 2011 and December 31, 2010, the Company had unrecognized tax benefits of $13.2 million and $12.9 million, respectively. If all of these unrecognized tax benefits were recognized, the entire amount would reduce the Company’s annual effective tax rate. The Company is not anticipating any significant decreases in unrecognized tax benefits due to the expiration of the statutes of limitations within the next twelve months.

The Company’s major tax jurisdictions are the United States federal government, the state of California, Japan and Singapore. The Company files income tax returns in the United States federal jurisdiction, the state of California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The United States federal corporation income tax returns beginning with the 2000 tax year remain subject to examination by the Internal Revenue Service, or IRS. The California corporation income tax returns beginning with the 2000 tax year remain subject to examination by the California Franchise Tax Board. There are no on-going tax audits in any of the Company’s major tax jurisdictions.

10.	Segment and Geographic Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker or CODM in deciding how to allocate resources and in assessing performance. The Company has determined that it operates in two reportable segments, namely: (1) semiconductor products; and (2) software and services.

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

Selected segment financial information for the Company’s reportable segments was as follows:

	Three months ended March 31,
	2011	2010
	(in thousands)
Net revenue:
Semiconductor products	$49,635	$35,306
Software and services	13,935	6,331

Total consolidated net revenue	$63,570	$41,637

Segment income:
Semiconductor products	$12,995	$8,239
Software and services	6,047	188

Total segment income from operations	$19,042	$8,427

The following is a reconciliation of the total segment income (loss) from operations to the amounts reported on the condensed consolidated financial statements:

	Three months ended March 31,
	2011	2010
	(in thousands)
Segment income from reportable segments	$19,042	$8,427
Unallocated stock compensation and related taxes	(6,885)	(5,214)
Amortization of acquired intangible assets	(1,840)	(1,224)
Acquisition related expenses	(6,287)	(3,537)
Unallocated corporate, general and administrative expenses	(2,910)	(1,679)

Total consolidated income (loss) from operations	1,120	(3,227)
Other (expense) income, net	(111)	(236)

Total consolidated income (loss) before income taxes	$1,009	$(3,463)

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods indicated were as follows:

	Three months ended March 31,
	2011	2010
	(in thousands)
United States	$21,769	$16,277
China	15,599	9,268
Taiwan	6,387	7,061
Japan	6,007	3,688
Malaysia	3,773	2,165
Germany	3,893	451
Other countries	6,142	2,727

Total	$63,570	$41,637

The following table set forth long lived assets, which consist primarily of property and equipment by geographic regions based on the location of the asset:

	As of March 31, 2011	As of December 31, 2010
	(in thousands)
United States	$13,869	$13,690
All other countries	755	472

Total	$14,624	$14,162

11.	Commitments and Contingencies

The Company is not currently a party to any legal proceedings that management believes would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expire on varying dates ending in February 2019. The Company also acquires certain assets under capital leases.

Minimum commitments under non-cancelable operating and capital lease agreements, excluding accrued restructuring liability (See Note 7) as of March 31, 2011 were as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
Remainder of 2011	$5,728	$3,037	$8,765
2012	2,214	4,227	6,441
2013	—	3,638	3,638
2014	—	2,659	2,659
2015	—	2,637	2,637
2016 thereafter	—	8,883	8,883

	$7,942	$25,081	$33,023
Less: Interest component (5.5% annual rate)	(222)

Present value of minimum lease payment	7,720
Less: current portion	(5,538)

Long-term portion of obligations	$2,182

On March 16, 2011, the Company entered into a lease agreement with a landlord to lease an 113,400 sq. ft. building located in San Jose, California. The lease term is 7.75 years beginning on June 1, 2011 and ending on February 28, 2019. This leased facility will be held as the Company’s principal executive office and will also accommodate the Company’s principal software engineering, sales and marketing, operations and finance and administrative activities and will replace the existing leased facility in Mountain View, California, the lease of which will expire in August 2011.

Rent expense incurred under operating leases was $1.1 million and $764,000 for the three months ended March 31, 2011 and 2010, respectively.

The capital lease and technology license obligations include future cash payments payable primarily for license agreements with outside vendors. The significant obligations which have outstanding payments as of March 31, 2011 relates to a license agreement, which was entered into in October 2009 for certain design tools totaling $9.5 million, with 12 installment payments. The term of the license will expire in October 2012. The present value of the installment payments has been capitalized and is amortized over three years, and included within capital lease and technology license obligations on consolidated balance sheets. As of March 31, 2011, $4.7 million of the total $9.5 million due under the license agreement was paid. Further, the Company entered into a licensing agreement in April 2010 for certain design tools totaling $950,000, which has been capitalized and is amortized over three years, and included within capital lease and technology license obligations on the consolidated balance sheet. As of March 31, 2011, $100,000 of the total $950,000 due under the license agreement was paid.

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

As of March 31, 2011, the Company has a funding commitment in relation to the acquisition of Celestial Semiconductor amounting to $3.8 million which was recorded as acquisition related payables in the accrued expense and other current liabilities. Of the $3.8 million, $3.4 million relates to the contingent earn-out consideration payable to other selling shareholders and $367,000 related to the cash bonus in exchange of the outstanding stock options of certain Celestial Semiconductor employees who became employees of the Company.

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

OCTEON®, OCTEON Plus ®, OCTEON II®, NITROX® , ECONA® and Pure VuTM are trademarks or registered trademarks of Cavium Networks, Inc.

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

In the fourth quarter of 2008, we acquired W&W Communications, Inc. for a total purchase price of $8.3 million. This acquisition launched us into the video processor market with a broad product line called PureVu. The PureVu family of video processors and modules incorporates proprietary and patent pending video technology that produces perceptual lossless video quality and delivers sub-frame latency with extremely low power and cost. These products address the need for video processing in wireless displays, teleconferencing, gaming and other applications.

In the fourth quarter of 2009, we acquired MontaVista Software, Inc. for a total purchase price of $45.2 million. In addition, per the merger agreement, we paid $6.0 million, consisting of a mix of shares of our common stock and cash to certain individuals in connection with the termination of MontaVista’s 2006 Retention Compensation Plan. This acquisition complements our broad portfolio of multi-core processors to deliver integrated and optimized embedded solutions to the market.

In the fourth quarter of 2010, we acquired Celestial Systems, Inc. for aggregate cash consideration of $4.4 million and a possible earn-out of $1.5 million in cash upon the achievement of certain milestones as set forth in the asset purchase agreement. With the acquisition of Celestial Systems, we gain critical mass in delivering key technologies and services such as Automotive Infotainment Systems, Digital Media product development and Android commercialization and support.

On January 25, 2011, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Wavesat Inc. We paid $10.0 million in cash, plus the aggregate amount of certain liabilities, which were specified in the related purchase agreement. We also made advances to Wavesat in the form of a loan prior to the closing of the acquisition amounting to $500,000 to fund Wavesat’s operations. Following the closing, we also paid a total of $2.0 million to Wavesat in connection with a transition services arrangement, pursuant to which Wavesat continued to employ certain employees prior to their becoming our employees. This acquisition added multicore wireless digital system processing to our embedded processor product line.

On March 4, 2011, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Celestial Semiconductor. Under the terms of the asset purchase agreement and related supplemental agreement, we will pay approximately $56.04 million in total consideration, consisting of a mix of cash and shares of our common stock. In addition, we may pay additional cash consideration of up to $10.0 million after the closing per an earn-out provision based upon the sales of Celestial Semiconductor’s products following the consummation of the transaction. With the acquisition of Celestial Semiconductor, Inc., we have a proven processor family targeted for the large and growing market of digital media players.

Since inception, we have invested heavily in new product development and our net revenue has grown from $19.4 million in 2005 to $34.2 million in 2006, $54.2 million in 2007, $86.6 million in 2008, $101.2 million in 2009 and $206.5 million in 2010 driven primarily by demand in the enterprise network and data center markets, and more recently in 2009 the revenue growth was mainly due to increased demand in the broadband and consumer markets. For the three months ended March 31, 2011 and 2010, our net revenue was $63.6 million and $41.6 million, respectively. We expect sales of our products for use in the enterprise network and data center markets to continue to represent a significant portion of our revenue in the foreseeable future, however, we do expect growth in the broadband and consumer as well as the access and servicer provider markets.

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

The acquisition of MontaVista in December 2009 complements our broad portfolio of multi-core processors to deliver integrated and optimized hardware and software embedded solutions to the market. Our MontaVista software products generate a majority of revenue from sales of software subscriptions of embedded Linux operating system, related development tools, support and professional services. The net revenue for our software and services are primarily derived from the sales of time-based software licenses, software maintenance and support, and from professional services arrangements and training.

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

Results of Operations

Three months ended March 31, 2011 and 2010

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Three months ended March 31,
	2011	2010	change	% change
	(in thousands)
Net revenue	$63,570	$41,637	$21,933	52.7%
Cost of revenue	24,825	16,842	7,983	47.4%

Gross Profit	$38,745	$24,795	$13,950	56.3%

Gross Margin	60.9%	59.6%	1.3%

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

Our sole end customer representing greater than 10% of net revenue for the three months ended March 31, 2011 and 2010 was Cisco. Cisco accounted for 21% and 27% of the net revenue for the three months ended March 31, 2011 and 2010, respectively.

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. During the quarter ended June 30, 2007, we signed a distribution agreement with Avnet, Inc. to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet, revenue and costs are deferred until products are sold by Avnet to their end customers. For the three months ended March 31, 2011 and 2010, 4.6% and 5.9%, respectively, of our net revenues were from products sold by Avnet. Revenue recognition depends on notification from Avnet that product has been sold to Avnet’s end customers.

Our distributors, other than Avnet, are used primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through distributors was $17.4 million and $14.1 million for the three months ended March 31, 2011 and 2010, respectively, which accounted for 27.3% and 33.8% of net revenue, respectively for the three months ended March 31, 2011 and 2010. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

Revenue derived from licensing software and providing software maintenance, support and training amounted to $6.4 million and $5.0 million for the three months ended March 31, 2011 and 2010, respectively. Revenue from professional service arrangements for the three months ended March 31, 2011 and 2010 amounted to $7.6 million and $1.4 million, respectively.

Our net revenue increased by $21.9 million or 52.7% in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in net revenue in the three months ended March 31, 2011 compared to the same period in 2010 was mainly attributable to the increase in sales of $11.7 million from our enterprise network, data center and access and service provider markets, combined, as a result of the increase in demand for our new and existing products generally from our top five customers. Net revenue in our software and services segment also increased by $6.1 million which is mainly driven by increased professional service contracts with our existing and new customers. In addition, net revenue increase of $4.1 million in broadband and consumer markets mainly from increased customers demand contributed to our overall growth.

The following table is based on the geographic location of our customers including the original equipment manufacturers or the distributors who purchased our products and services. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods presented were:

	Three months ended March 31,
	2011	2010
	(in thousands)
United States	$21,769	$16,277
China	15,599	9,268
Taiwan	6,387	7,061
Japan	6,007	3,688
Malaysia	3,773	2,165
Germany	3,893	451
Other countries	6,142	2,727

Total	$63,570	$41,637

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

We use third-party foundries and assembly and test contractors, which are primarily located in Asia, to manufacture, assemble and test our semiconductor products. We purchase processed wafers on a per wafer basis from our fabrication suppliers, which are currently TSMC, Samsung, Fujitsu, Renesas and UMC. We also outsource the sort, assembly, final testing and other processing of our product to third-party contractors, primarily ASE and ISE. We negotiate wafer fabrication on a purchase order basis and do not have long-term agreements with any of our third-party contractors. A significant disruption in the operations of one or more of these contractors would impact the production of our products which could have a material adverse effect on our business, financial condition and results of operations.

Our gross margin has been and will continue to be affected by a variety of factors, including the product mix, average sales prices, the amortization expense associated with the acquired intangible assets, the timing of cost reductions for fabricated wafers and assembly and test service costs, inventory valuation charges, the cost of fabrication masks that are capitalized and amortized, and the timing and changes in sort, assembly and test yields. Overall gross margin is impacted by the mix between higher performance, higher margin products and services and lower performance, lower margin products and services. In addition, we typically experience lower yields and higher associated costs on new products, which improve as production volumes increase.

Gross margin increased from 59.6% in the three months ended March 31, 2010 to 60.9% in the three months ended March 31, 2011, an increase of 1.3 percentage points. The increase in gross margin in the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to decreased product cost associated with fabricated wafers and assembly and test costs and improved overhead absorption as a result of the increased volume production, which was partially offset by the reduced average selling price for selected customers.

Research and Development Expenses

Research and development expenses primarily include personnel costs, engineering design development software and hardware tools, allocated facilities expenses and depreciation of equipment used in research and development, and stock-based compensation.

Total research and development expenses for the periods presented were:

	Three months ended March 31,
	2011	2010	change	% change
	(in thousands)
Research and development expenses	$20,722	$13,987	$6,735	48.2%
Percent of total net revenue	32.6%	33.6%	-1.0%

Research and development expenses increased by $6.7 million or 48.2% in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase was primarily due to higher salaries and benefit expenses of $3.9 million and stock-based compensation expense and related taxes of $713,000 as a result of the increase in headcount mainly from acquisitions and increase in options and restricted stock unit grants. Research and development headcount increased to 512 at end of March 2011 compared to 317 at end of March 2010. In addition, outsourced engineering services increased by $718,000 and other miscellaneous research and development expenses increased by $1.4 million. The increase was mainly attributable to our increased research and development efforts to support our new product developments.

Sales, General and Administrative Expenses

Sales, general and administrative expenses primarily include personnel costs, accounting and legal fees, information systems, sales commissions, trade shows, marketing programs, depreciation, allocated facilities expenses and stock-based compensation.

Total sales, general and administrative costs for the periods presented were:

	Three months ended March 31,
	2011	2010	change	% change
	(in thousands)
Sales, general and administrative	$16,903	$14,035	$2,868	20.4%
Percent of total net revenue	26.6%	33.7%	-7.1%

Sales, general and administrative expenses increased by $2.9 million or 20.4% in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase was primarily attributable to higher outside services which includes legal, audit and consulting fees of $2.7 million generally as a result of the business acquisitions. Contributing to the increase was higher stock-based compensation and related taxes of $837,000 mainly due to the increase in options and restricted stock unit grants. Salaries and employee benefits expense decreased by $789,000 although in general, the total wages and benefits increased resulting from the increase in headcount but was offset by the decrease in total retention bonuses related to the acquisitions. Sales, general and administrative headcount increased to 179 at the end of March 2011 from 153 at the end of March 2010. The remaining increase was mainly due to our overall business growth and development.

Other Expense, Net. Other expense, net primarily includes interest expense associated with the installment payment of capital leases,foreign currency gains and losses, financing expenses and interest income on cash and cash equivalents,.

	Three months ended March 31,
	2011	2010	change	% change
	(in thousands)
Interest expense	$(73)	$(124)	$51	-41.1%
Other expense, net	(38)	(112)	74	-66.1%

Total other expense, net	$(111)	$(236)	$125	-53.0%

Other expense, net decreased in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 mainly due to lower foreign exchange loss resulting from balance sheet remeasurement combined with lower interest expense associated with installment payment of capitalized leased resulting from lower capital lease and technology license obligations.

Provision for (benefit from) Income Taxes. For the three months ended March 31, 2011 and 2010, the benefit from income taxes was based on our estimated annual effective tax rate in compliance with the guidance provided under income taxes. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the benefit from income taxes and the effective tax rates for the respective periods presented:

	Three months ended March 31,
	2011	2010	change	% change
	(in thousands)
Income (loss) before income taxes	$1,009	$(3,463)	$4,472	-129.1%
Benefit from income taxes	(483)	(353)	(130)	36.8%
Effective tax rate	-47.9%	10.2%	-58.1%

In the three months ended March 31, 2011, the Company recorded a benefit from income taxes $483,000 compared to $353,000 in the three months ended March 31, 2010. The benefit from income taxes for the three months ended March 31, 2011 was attributable to a tax provision for federal, state and foreign income taxes reduced by the recording of a discrete tax benefit of approximately $546,000. The discrete tax benefit is solely related to increased federal research and development credits that result from the exercise of compensatory stock options. The benefit from income taxes for the three months ended March 31, 2010 was mainly attributable to the lower effective tax rate applied to the pretax book loss. The lower effective tax rate was primarily due to the expected utilization of net operating losses for federal and state income taxes which was partially offset by foreign income taxes on the earnings of our foreign operations.

The difference between the provision for (benefit from) income taxes that would be derived by applying the statutory rate to the our income before tax and the benefit from income taxes actually recorded for the three months ended March 31, 2011 was primarily due to the impact of differential in foreign tax rates, and non-deductible stock-based compensation charges offset by the federal research and development credit benefits. The difference between the provision for (benefit from) income taxes that would be derived by applying the statutory rate to our loss before tax and the benefit from income taxes actually recorded for the three months ended March 31, 2010 was primarily due to the impact of non-deductible stock compensation charges and other non-deductible items offset by the use of net operating loss carryforwards available for use under applicable statutes.

Our net deferred tax assets relate predominantly to the United States tax jurisdiction. The valuation allowance is determined in accordance with the provisions of income taxes which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. At the end of 2010, we released our valuation allowance against our federal deferred tax assets but continued to maintain a full valuation allowance against our California and Massachusetts deferred tax assets until sufficient positive evidence exists to support the reversal of the valuation allowance against these state deferred tax assets.

As of March 31, 2011 and December 31, 2010, we had unrecognized tax benefits of $13.2 million and $12.9 million, respectively. If all of these unrecognized tax benefits were recognized, the entire amount would reduce our annual effective tax rate. We are not anticipating any significant decreases in unrecognized tax benefits due to the expiration of statute of limitations within the next twelve months.

Liquidity and Capital Resources

Following is a summary of our working capital and cash and cash equivalents as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011	As of December 31, 2010
	(in thousands)
Working capital	$94,899	$117,872
Cash and cash equivalents	$69,431	$90,673

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Three months ended March 31,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$8,460	$5,922
Net cash used in investing activities	$(33,409)	$(4,011)
Net cash provided by financing activities	$3,707	$4,887

Cash Flows from Operating Activities

Net cash from operating activities increased by $2.5 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in our cash flows from operations was primarily due to cash inflow from net income of $1.5 million for the three months ended March 31, 2011 compared to a cash outflow from a net loss of $3.1 million for the three months ended March 31, 2010. In addition, non-cash expenses increased to $10.7 million in the three months ended March 31, 2011 from $7.8 million in the three months ended March 31, 2010. The increase in non-cash expenses was attributable to higher stock-based compensation of $1.3 million mainly due to increased headcount resulting from the acquisitions and higher depreciation and amortization expense of $1.3 million. The increase in cash flows from operations as a result of the increase in net income and non-cash expenses in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was partially offset by the decrease in the changes in assets and liabilities of $4.2 million. The decrease in changes in assets and liabilities was mainly due to the increase in accounts receivable as a result of higher net revenue and decrease in accounts payable as a result of timing of payments to the vendors which was partially offset by the decrease in inventory as a result of continuous efforts to increase the inventory turnover.

Cash Flows from Investing Activities

Net cash used in investing activities increased by $29.4 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase was primarily due to higher acquisition related cash payments and purchases of intangible assets.

Cash Flows from Financing Activities

Net cash from financing activities decreased by $1.2 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease was mainly due to higher principal payments of capital lease and technology license obligations of $2.6 million which is partially offset by the higher proceeds from exercises of stock options of $1.4 million.

Cash equivalents consist primarily of an investment in a money market fund. As of March 31, 2011, we have not experienced any impairment charges due to such concentration of credit risk. We believe that our $69.4 million of cash and cash equivalents at March 31, 2011 and expected cash flows from operations will be sufficient to fund our projected operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of March 31, 2011, we believe our exposure related to the indemnities at March 31, 2011 is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of March 31, 2011 (in thousands):

	Payments Due By Period
	Total	Remainder of 2011	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$25,081	$3,037	$10,524	$5,353	$6,167
Capital lease obligations	7,942	5,728	2,214	—	—

Total	$33,023	$8,765	$12,738	$5,353	$6,167

The increase in our operating lease obligations as of March 31, 2011 compared to December 31, 2010 was mainly due to the new operating lease of our new principal office which was signed on March 16, 2011.

As of March 31, 2011, the liability for uncertain tax positions was $1.3 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

As of March 31, 2011, we have a funding commitment in relation to the acquisition of Celestial Semiconductor amounting to $3.8 million which was recorded as acquisition related payables in the accrued expense and other current liabilities. Of the $3.8 million, $3.4 million relates to the contingent earn-out consideration payable to other selling shareholders and $367,000 related to the cash bonus in exchange of the outstanding stock options of certain Celestial Semiconductor employees who became our employees.

Critical Accounting Policies and Estimates

The preparation of our financial statements and accompanying disclosures in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The SEC has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) stock-based compensation; (3) inventory valuation; (4) accounting for income taxes; (5) mask costs; (6) business combinations and (7) goodwill and purchased intangible assets. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. Management believes that there have been no significant changes, except for the adoption of the updated guidance on multiple-delivable revenue recognition during the three months ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011.

Recent Accounting Pronouncements

Please refer to the recent accounting pronouncements listed in the footnote 1 of the financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the three months ended March 31, 2011, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on February 28, 2011.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2011.

Risks Related to Our Business and Industry

*We have a limited history of profitability, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.

We were established in 2000. Our first quarter of profitability since then was the quarter ended September 30, 2007 and we remained profitable until the quarter ended December 31, 2008. We incurred a net loss of $21.4 million for the year ended December 31, 2009 and became profitable from the quarter ended June 30, 2010. For the year ended December 31, 2010, we recognized net income of $37.1 million. For the three months ended March 31, 2011, we recognized net income of $1.5 million. As of March 31, 2011, our accumulated deficit was $40.0 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. As a public company, we also incur significant legal, accounting and other expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods may not be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur losses in the future.

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

*We receive a substantial portion of our revenues from a limited number of customers, and the loss of, or a significant reduction in, orders from one or a few of our major customers would adversely affect our operations and financial condition.

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 43.9% and 44.7% of our net revenues from our top five customers for the three months ended March 31, 2011 and 2010, respectively. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and in some cases the portion of our revenues attributable to certain customers may increase in the future. However, we may not be able to maintain or increase sales to certain of our top customers for a variety of reasons, including the following:

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

*We may not sustain our growth rate, and we may not be able to manage any future growth effectively.

We have experienced significant growth in a short period of time. Our net revenues increased from approximately $7.4 million in 2004 to approximately $19.4 million in 2005, $34.2 million in 2006, $54.2 million in 2007, $86.6 million in 2008, $101.2 million in 2009 and $206.5 million in 2010. For the three months ended March 31, 2011, our net revenue was $63.6 million. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

*Fluctuations in the mix of products sold may adversely affect our financial results.

Because of the wide price differences among our processors, the mix and types of performance capabilities of processors sold affect the average selling price of our products and have a substantial impact on our revenue. Generally, sales of higher performance products have higher gross margins than sales of lower performance products. We currently offer both higher and lower performance products in our NITROX, OCTEON, ECONA ARM and PureVu Video product families. During 2008 and in the first two quarters of 2009, we experienced a sales mix shift towards increased sales of lower performance, lower margin products, which negatively affected our overall gross margins. In the third and fourth quarters of 2009 compared to the first two quarters of 2009, the product mix moved towards higher performance and higher margin products and had been about the same level throughout 2010 and in the three months ended March 31, 2011. If the sales mix shifts back to lower performance, lower margin products, our overall gross margins will be negatively affected. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and as a result can negatively impact our financial results.

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

* We outsource our wafer fabrication, assembly, testing, warehousing and shipping operations to third parties, and rely on these parties to produce and deliver our products according to requested demands in specification, quantity, cost and time.

We rely on third parties for substantially all of our manufacturing operations, including wafer fabrication, assembly, testing, warehousing and shipping. We depend on these parties to supply us with material of a requested quantity in a timely manner that meets our standards for yield, cost and manufacturing quality. We do not have any long-term supply agreements with our manufacturing suppliers. Any problems with our manufacturing supply chain could adversely impact our ability to ship our products to our customers on time and in the quantity required, which in turn could cause an unanticipated decline in our sales and possibly damage our customer relationships. For example, as a result of the recent earthquake and tsunami in Japan, we may experience shortages or certain materials used in the manufacture, assembly and testing of our products. While we do not expect this disaster to impact our supply chain in the short-term, we are still assessing the long-term impact to our supply chain. We are also in the process of qualifying alternate source vendors for certain materials, although such alternate supplies may not be available on terms acceptable to us. Any disruption in our supply chain as a result of this disaster could impact our ability to deliver our products in the quantities and time required by our customers and would adversely affect our results of operations.

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

*Our acquisition strategy may result in unanticipated accounting charges or otherwise adversely affect our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies and products of acquired companies or businesses, or be dilutive to existing shareholders.

In May 2008, we acquired certain assets of Parallogic Corporation; in August 2008 we acquired substantially all of the assets of Star Semiconductor Corporation; in December 2008, we acquired W&W Communications, Inc.; in December 2009 we acquired MontaVista Software, Inc.; in October 2010, we acquired substantially all of the assets of Celestial Systems; in January 2011 we acquired substantially all the assets and assumed certain liabilities of Wavesat Inc.; and in March 2011, we acquired substantially all of the assets and assumed certain liabilities of Celestial Semiconductor, Ltd. We expect that we will in the future continue to acquire companies or assets of companies that we believe to be complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market or application skills or enhancing and expanding our existing product lines. In connection with any such future acquisitions, we may need to use a significant portion of our available cash, issue additional equity securities that would dilute current stockholders’ percentage ownership and incur substantial debt or contingent liabilities. Such actions could adversely impact our operating results and the market price of our common stock. In addition, difficulties may occur in assimilating and integrating the operations, personnel, technologies, and products of acquired companies or businesses. In addition, key personnel of an acquired company may decide not to work for us. Moreover, to the extent we acquire a company with existing products; those products may have lower gross margins than our customary products, which could adversely affect our gross margin and operating results. If an acquired company also has inventory that we assume, we will be required to write up the carrying value of that inventory to fair value. When that inventory is sold, the gross margins for those products are reduced and our gross margins for that period are negatively affected. Furthermore, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of such acquired businesses. As a result, we would be required to record material amounts of goodwill, and acquired in-process research and development charges and other intangible assets, which could result in significant impairment and acquired in-process research and development charges and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses and potential restructuring costs associated with an acquisition, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

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

*Our failure to protect our intellectual property rights adequately could impair our ability to compete effectively or to defend ourselves from litigation, which could harm our business, financial condition and results of operations.

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. We have been issued 29 patents in the United States and 6 patents in foreign countries and have an additional 35 patent applications pending in the United States and 31 patent applications pending in foreign countries as of March 31, 2011. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we develop or sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

Some people still falsely believe that anyone who writes a software program that runs on Linux will necessarily have to publicly disclose the source code for that software. If a potential customer believes their source code will need to be made public if they use our open source product, they may be less likely to purchase our open source product. We devote substantial time and attention helping potential customers understands the legal implications of using our open source products, including that fact that in most instances, applications developed to run on Linux may be distributed under a proprietary license. In many cases, we are required to address these issues at different levels across an organization (such as at the engineering, managerial and executive levels), which can be very time consuming. We are sometimes unsuccessful at convincing a potential customer that using Linux-based system software will not have negative consequences for that customer. Furthermore, many potential customers believe that they should not be required to pay for our open source products, since our open-source products are based on open source (also sometimes called “free”) software. They believe that open source products are all publicly available at no charge. There is also the misconception that distributors of Linux software cannot offer warranties or indemnifications with respect to Linux software. Each of these customer fears or misperceptions could cause us to lose potential orders or cause our customers to delay purchase decisions, which could significantly lengthen our sales cycle. These misperceptions could cause the market for Linux-based products to disappear, fail to further develop, or fail to develop at a rate sufficient to sustain our open source business.

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

*Our third-party contractors are concentrated primarily in Asia, an area subject to earthquake and other risks. Any disruption to the operations of these contractors could cause significant delays in the production or shipment of our products.

Substantially all of our products are manufactured by third-party contractors located in Taiwan and to a lesser extent manufactured by third party contractors located in Japan, Malaysia and Korea. The risk of an earthquake in any of those countries or elsewhere in Asia is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. For example, several major earthquakes have occurred in Taiwan and Japan since our incorporation in 2000, the most recent being thee major earthquake and tsunami that occurred in March 2011 in Japan. Although our third-party contractors did not suffer any significant damage as a result of these most recent earthquakes, the occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry or assembly and test capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, if at all.

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

Our cash equivalents at March 31, 2011 consisted primarily of an investment in a money market fund, which is invested primarily in United States treasury securities, bonds of government agencies, and corporate bonds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of March 31, 2011, we had no direct holdings in these categories of investments and our indirect exposure to these financial instruments through our holdings in money market instruments was immaterial. As of March 31, 2011, we had no impairment charge associated with our cash equivalents relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

We review our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We also assess potential impairment of our goodwill on an annual basis, regardless if there is evidence of impairment.

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

As of March 31, 2011, we assessed that it is more-likely-than-not that we will realize our federal deferred tax assets based on positive evidence of our history of profits and projections of future income. Accordingly, we only applied a valuation allowance on the state deferred tax assets. In the event future income by jurisdiction is less than what is currently projected, we may be required to record a valuation allowance to these deferred tax assets in jurisdictions where realization of such assets are no longer more-likely-than-not. This would have adverse impact in our operating results (see Note 9, “Income Taxes”, of the Notes to Consolidated Financial Statements).

Risks Related to our Common Stock

The market price of our common stock may be volatile, which could cause the value of your investment to decline.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through March 31, 2011, our stock price has fluctuated from a low of $7.61 to a high of $46.00. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

*Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2011, we had 48,058,302 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144.

In addition, we have filed registration statements on Form S-8 under the Securities Act of 1933, as amended, to register the shares of our common stock reserved for issuance under our stock option plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.

Pursuant to the terms of a Registration Rights Agreement dated December 14, 2009, we have filed a registration statement under the Securities Act, registering the resale of the 1,467,612 shares of common stock we issued pursuant to the Agreement and Plan of Merger and Reorganization, dated November 6, 2009, among Cavium Networks, MV Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Cavium Networks, Mantra, LLC, a Delaware limited liability company and wholly owned subsidiary of Cavium Networks, MontaVista Software, Inc., a Delaware corporation and with respect to sections 9 and 10.1 of the Merger Agreement, Thomas Kelly as the MontaVista stockholders’ agent.

Pursuant to the terms of a Shareholders Agreement dated March 4, 2011, we entered into with the selling stockholders, we have filed a registration statement under the Securities Act, registering the resale of the 806,265 shares of common stock we issued pursuant to that certain Asset Purchase Agreement, dated January 31, 2011, by and among Cavium Networks, Cavium Networks Singapore Pte. Ltd., a company organized under the laws of Singapore and Celestial Semiconductor, Ltd., a Cayman Islands company, and held by the selling stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As disclosed in our Report on Form 8-K/A on March 9, 2011, on March 4, 2011, we completed the acquisition of substantially all of the assets of Celestial Semiconductor, and paid $56.04 million in total consideration, consisting of a mix of cash and shares of our common stock. The shares issued were 806,265 shares of our common stock, which were issued to Celestial Semiconductor pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, as they were issued to one entity.

Use of Proceeds from Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-140660), that was declared effective by the SEC on May 1, 2007. Approximately $94.7 million in net proceeds was received by us in the offering, after deducting approximately $7.3 million in underwriting discounts, commissions, and $2.8 million in other offering costs, were invested in various interest-bearing instruments. Of the total net proceeds, as of March 31, 2011, $82.0 million had been used for acquisitions, general corporate purposes, including the repayment of the outstanding balances under a term loan with Silicon Valley Bank, general and administrative and manufacturing expenses. The total outstanding balance as of March 31, 2011 is approximately $12.7 million.

Issuer Purchases of Equity Securities

None.

Item 5. Other Information

As disclosed in Part II, Item 2 above, as disclosed in our Report on Form 8-K/A on March 9, 2011, on March 4, 2011, we completed the acquisition of substantially all of the assets of Celestial Semiconductor, and paid $56.04 million in total consideration, consisting of a mix of cash and shares of our common stock. The shares issued were 806,265 shares of our common stock, which were issued to Celestial Semiconductor pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, as they were issued to one entity.

Item 6. Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVIUM NETWORKS, INC.

Date: May 6, 2011	By:	/s/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer and Vice President of Finance and Administration and Secretary

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated January 25, 2011, between Cavium Networks, Inc., and Wavesat, Inc. (1)

2.2	Asset Purchase Agreement, dated January 31, 2011, between Cavium Networks, Inc., Cavium Networks Singapore Pte. Ltd., and Celestial Semiconductor, Ltd (2)

2.3	Supplemental Agreement relating to the Asset Purchase Agreement dated January 31, 2011 between Cavium Networks, Inc., Cavium Networks Singapore Pte. Ltd., and Celestial Semiconductor, dated March 4, 2011 (3)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated Bylaws of the Registrant(5)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (6)

4.3	Shareholders Agreement by and between Cavium Networks, Inc. and Celestial Semiconductor, dated March 4, 2011(7)

10.1	Employment Offer Letter, dated February 11, 2011, between the Registrant and Vincent Pangrazio

10.2	Executive Officer Salaries 2011

10.3	Lease Agreement, by and between Cavium Networks, Inc., and SI 37, LLC, dated March 17, 2011 (8)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (001-33435), filed with the SEC on January 31, 2011, and incorporated herein by reference.

(2)	Filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (001-33435), filed with the SEC on February 3, 2011, and incorporated herein by reference.

(3)	Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (001-33435), filed with the SEC on March 9, 2011, and incorporated herein by reference.

(4)	Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (No. 001-33435), filed with the SEC on March 2, 2009, and incorporated herein by reference.

(5)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 13, 2007, as amended, and incorporated herein by reference.

(6)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 24, 2007, as amended, and incorporated herein by reference.

(7)	Filed as Exhibit 1.2 to the Registrant’s Current Report on Form 8-K (001-33435), filed with the SEC on March 9, 2011

(8)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (001-33435), filed with the SEC on March 21, 2011.

*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

**	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.