Form 10-Q
period 2011-06-30
CAVIUM, INC.
filed 2011-08-05
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33435

CAVIUM, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	77-0558625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2315 N. First Street San Jose, California	95131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 943-7100

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding at August 1, 2011 was: 48,765,241

CAVIUM, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$69,233	$90,673
Accounts receivable, net of allowances of $583 and $579, respectively	46,188	29,912
Inventories	28,245	31,556
Prepaid expenses and other current assets	3,762	2,423
Deferred income taxes	9,039	9,053

Total current assets	156,467	163,617
Property and equipment, net	15,091	14,162
Intangible assets, net	58,148	29,226
Goodwill	101,402	57,230
Deferred income taxes	27,173	26,020
Other assets	1,566	1,365

Total assets	$359,847	$291,620

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,693	$14,160
Accrued expenses and other current liabilities	14,023	8,136
Deferred revenue	14,927	15,361
Capital lease and technology license obligations, current portion	9,328	8,088

Total current liabilities	54,971	45,745
Capital lease and technology license obligations, net of current portion	796	2,956
Deferred tax liability	5,917	5,917
Other non-current liabilities	2,596	2,392

Total liabilities	64,280	57,010

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, par value $0.001:
10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2011 and December 31, 2010	—	—

Common stock, par value $0.001:

200,000,000 shares authorized; 48,595,240 and 46,338,336 shares issued and outstanding; as of June 30, 2011 and December 31, 2010, respectively	49	46
Additional paid-in capital	333,597	276,057
Accumulated deficit	(38,079)	(41,493)

Total stockholders’ equity	295,567	234,610

Total liabilities and stockholders’ equity	$359,847	$291,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue	$71,615	$49,853	$135,185	$91,490
Cost of revenue	28,698	19,519	53,523	36,361

Gross profit	42,917	30,334	81,662	55,129

Operating expenses:
Research and development	23,660	14,894	44,382	28,881
Sales, general and administrative	17,554	13,536	34,457	27,571

Total operating expenses	41,214	28,430	78,839	56,452

Income (loss) from operations	1,703	1,904	2,823	(1,323)

Other income (expense), net:
Interest expense	(63)	(105)	(136)	(229)
Other, net	49	(1,097)	11	(1,209)

Total other expense, net	(14)	(1,202)	(125)	(1,438)

Income (loss) before income taxes	1,689	702	2,698	(2,761)
Provision for (benefit from) income taxes	(233)	55	(716)	(298)

Net income (loss)	1,922	$647	3,414	$(2,463)

Net income (loss) per common share, basic	$0.04	$0.01	$0.07	$(0.06)
Shares used in computing basic net income (loss) per common share	48,381	44,475	47,740	44,116
Net income (loss) per common share, diluted	$0.04	$0.01	$0.07	$(0.06)
Shares used in computing diluted net income (loss) per common share	51,104	48,124	50,540	44,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$3,414	$(2,463)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	14,293	9,880
Depreciation and amortization	10,916	6,910
Provision for a note receivable	—	1,000
Deferred income taxes	(1,138)	110
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(16,276)	(9,319)
Inventories	7,097	(3,124)
Prepaid expenses and other current assets	(1,339)	(624)
Other assets	(202)	88
Accounts payable	(3,311)	(433)
Deferred revenue	(434)	6,884
Accrued expenses and other current and non-current liabilities	994	243

Net cash provided by operating activities	14,014	9,152

Cash flows from investing activities:
Purchases of property and equipment	(5,547)	(3,002)
Note receivable	—	(550)
Acquisition of businesses, net of cash acquired	(30,780)	(1,209)
Purchases of intangible assets	(2,781)	(380)

Net cash used in investing activities	(39,108)	(5,141)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	10,297	7,781
Principal payment of capital lease and technology license obligations	(6,643)	(1,710)
Repurchases of shares of unvested common stock	—	(1)

Net cash provided by financing activities	3,654	6,070

Net increase (decrease) in cash and cash equivalents	(21,440)	10,081
Cash and cash equivalents, beginning of period	90,673	58,918

Cash and cash equivalents, end of period	$69,233	$68,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Significant Accounting Policies

Organization

Cavium, Inc., (the “Company”), was incorporated in the state of California on November 21, 2000 and was reincorporated in the state of Delaware effective February 6, 2007. Effective June 17, 2011, the Company changed its corporate name from Cavium Networks, Inc. to Cavium, Inc. The Company designs, develops and markets semiconductor processors for intelligent and secure networks.

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

Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Cavium, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s condensed consolidated financial position at June 30, 2011, and the condensed consolidated results of its operations for the three and six months ended June 30, 2011 and 2010, and condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. During the six months ended June 30, 2011, there were no significant changes to the significant accounting policies and estimates discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The end customer representing greater than 10% of the consolidated net revenue for each of the periods presented was:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Percentage of total net revenue
Cisco	27%	24%	24%	25%

Summarized below are individual customers whose accounts receivable balances were 10% or higher of the consolidated gross accounts receivable:

	As of June 30, 2011	As of December 31, 2010
Percentage of gross accounts receivable
Flextronics	11%	14%
Jabil	*	10%
Hon Hai Precision (Foxconn)	11%	*
Ascendtek	10%	*

*	Represents less than 10% of the consolidated gross accounts receivable for the respective period end.

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

Shipping charges billed to customers are included in semiconductor products revenue and the related shipping costs are included in cost of revenue. The Company generally recognizes revenue at the time of shipment to the Company’s customers. Revenue from the sales of semiconductor products consists of sales of the Company’s products to networking original equipment manufacturers, or OEMs, their contract manufacturers or distributors. Initial sales of the Company’s products for a new design are usually made directly to networking OEMs as they design and develop their product. Once their design enters production, they often outsource their manufacturing to contract manufacturers that purchase the Company’s products directly from the Company or from the Company’s distributors.

Revenue is recognized upon shipment for sales to distributors with limited rights of returns and price protection if the Company concludes it can reasonably estimate the credits for returns and price adjustments issuable. The Company records an estimated allowance, at the time of shipment, based on the Company’s historical patterns of returns and pricing credits of sales recognized upon shipment. The credits issued to distributors or other customers were not material in the three and six months ended June 30, 2011 and 2010. The inventory at these distributors at end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands.

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

For multiple-element arrangements entered into prior to the adoption of the amended guidance on multiple-delivery arrangements effective January 1, 2011, which contains software or software related elements, the Company allocates revenue between elements in a multiple-element revenue arrangement based on vendor specific objective evidence (“VSOE”) of fair value for each undelivered element. VSOE is based on the price charged when an element is sold separately. The Company enters into multiple-element arrangements that generally include time-based licenses and support that are typically not sold separately. Revenue from such arrangements is deferred and recognized ratably over the term that support is offered, which is typically 12 months.

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

Effective January 1, 2011, the Company adopted the updated guidance on Multiple-Deliverable Revenue Arrangements. For transactions entered into subsequent to the adoption of this updated guidance, when a sales arrangement contains multiple elements with combinations of hardware, software, post contract support and professional services, and if the different elements in the arrangement qualify as separate units of accounting, the Company allocates total arrangement consideration into each element based on relative selling price. The selling price for a deliverable is based on its VSOE if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for products and services revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. TPE is determined by evaluating competitor prices for similar deliverables when sold separately. Generally, the Company’s product offerings related to these arrangements contain a significant level of customization and contain significant portion of proprietary technology which are not exactly comparable to its peers, therefore pricing of products with similar functionality cannot be obtained, and thus the Company cannot determine TPE. When the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a standalone basis. The ESP is determined by considering multiple factors including, but not limited to pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles.

Deferred revenue

The Company records deferred revenue for customer billings and advance payments received from customers before the performance obligations have been completed and/or services have been performed. In addition, the Company also records deferred revenue, net of deferred costs on shipments to Avnet. Total net deferred revenue as of June 30, 2011 and December 31, 2010 comprised of the following:

	As of June 30, 2011	As of December 31, 2010
	(in thousands)
Services / Support and Maintenance	$4,633	$5,794
Software License / Subscription	7,527	6,044
Distributors	2,767	3,523

	$14,927	$15,361

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Beginning balance	$285	$171	$234	$209
Accruals	151	83	347	111
Settlements and adjustments made	(82)	(75)	(227)	(141)

Ending balance	$354	$179	$354	$179

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total of comprehensive income. In the two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholder’s equity has been eliminated. The amended guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011, which is beginning January 1, 2012 for the Company. Early adoption is permitted. The Company does not expect that this guidance will have an impact on its consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued an update to existing guidance to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The updated guidance amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. This updated guidance is effective for interim and annual periods beginning after December 15, 2011, which is beginning January 1, 2012 for the Company. Early adoption is not permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued an update to its existing guidance on goodwill and other intangible assets. This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, which is beginning January 1, 2011 for the Company. The adoption of this updated guidance did not have material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In December 2010, the FASB issued an update to its existing guidance on business combinations. This guidance requires a public entity that presents comparative financial statements to present in its pro forma disclosure the revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the prior annual reporting period. In addition, this guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for the first annual reporting period beginning on or after December 15, 2010, which is beginning January 1, 2011 for the Company. The adoption of this updated guidance did not have material impact on the Company’s consolidated financial condition, results of operations or cash flows. See Note 5 for related disclosures.

In April 2010, the FASB issued an update to its existing guidance on revenue recognition. This guidance defines the milestone and determines when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. The guidance is effective for milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010 and should be applied prospectively. This updated guidance was adopted by the Company beginning January 1, 2011. The adoption of this updated guidance did not have material impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

The following table sets forth the computation of income (loss) per share:

(in thousands, except shares and per share data)	Three months ended June 30,		Six months ended June 30,

	2011	2010	2011	2010
Net income (loss)	$1,922	$647	$3,414	$(2,463)

Weighted average common shares outstanding - basic	48,381	44,475	47,740	44,116
Dilutive effect of employee stock plans	2,723	3,649	2,800	—

Weighted average common shares outstanding - diluted	51,104	48,124	50,540	44,116

Basic net income (loss) per share	$0.04	$0.01	$0.07	$(0.06)

Diluted net income (loss) per share	$0.04	$0.01	$0.07	$(0.06)

The following outstanding options and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Options to purchase common stock	—	192	—	6,951
Restricted stock units	—	—	—	1,624

3.	Fair Value Measurements

At June 30, 2011 and December 31, 2010, all of the Company’s investments were classified as cash equivalents and are comprised of an investment in a money market fund. In accordance with the guidance provided under fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund as Level 1 (Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access), which approximated $47.7 million and $71.1 million as of June 30, 2011 and December 31, 2010, respectively.

4.	Balance Sheet Components

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value) and are comprised of the following:

	As of June 30, 2011	As of December 31, 2010
	(in thousands)
Work-in-process	$21,287	$24,015
Finished goods	6,958	7,541

	$28,245	$31,556

Property and equipment, net, consist of the following:

	As of June 30, 2011	As of December 31, 2010
	(in thousands)
Mask costs and test equipment	$20,390	$16,911
Software, computer and other equipment	23,304	20,836
Furniture, office equipment and leasehold improvements	676	561

	44,370	38,308
Less: accumulated depreciation and amortization	(29,279)	(24,146)

	$15,091	$14,162

Depreciation and amortization expense was $3.0 million and $2.0 million for the three months ended June 30, 2011 and 2010, respectively, and $5.5 million and $3.7 million for the six months ended June 30, 2011 and 2010, respectively.

The Company leases certain design tools under time-based capital lease arrangements which are included in property and equipment, which total cost amounted to $11.9 million at June 30, 2011 and December 31, 2010. Amortization expense related to assets recorded under capital leasing agreements was $1.0 million and $956,000 for the three months ended June 30, 2011 and 2010, respectively, and $2.0 million and $1.8 million for the six months ended June 30, 2011 and 2010, respectively.

Accrued expenses and other current liabilities consist of the following:

	As of June 30, 2011	As of December 31, 2010
	(in thousands)
Accrued compensation and related benefits	$7,690	$4,214
Acquisition related payables	3,431	27
Restructuring related payables	434	470
Customer deposits	16	652
Professional fees	890	779
Income tax payable	496	1,001
Other	1,066	993

	$14,023	$8,136

Other non-current liabilities consist of the following:

	As of June 30, 2011	As of December 31, 2010
	(in thousands)
Accrued rent	$813	$600
Restructuring related payables	253	470
Income tax payable	1,354	1,322
Other	176	—

	$2,596	$2,392

5.	Business Combinations and Acquisitions

Celestial Systems, Inc.

On October 5, 2010, the Company completed the acquisition of Celestial Systems Inc. (“Celestial Systems”) to acquire the intellectual property, customer contracts and relationships and certain equipment for aggregate cash consideration of $4.4 million and a possible earn-out of $1.5 million in cash upon the achievement of certain milestones as set forth in the asset purchase agreement.

The Company accounted for this business combination by applying the acquisition method, and accordingly, the estimated purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase price over the net tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill. The total purchase price includes the aggregate cash consideration which was paid out at the closing date of acquisition. The earn-out, which represents an additional bonus to a Celestial Systems’ executive employed by the Company, will be recognized as compensation expense ratably over one year from the acquisition date. The Company expects that it is probable based on the service period that the full earn-out payment will be incurred and expects to payout the full amount in the fourth quarter of 2011. As of June 30, 2011, the Company recorded $1.13 million of the total earn-out cash payment liability as accrued compensation and related benefits in accrued expense and other current liabilities.

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

The fair value of the existing technology and customer contracts and relationships was determined based on the income approach using the discounted cash flow method. A discount rate of 18% was used to value both the existing technology and the customer contracts and relationships and was estimated using a discount rate based on implied rate of return of the transaction, adjusted for the specific risk profile for each asset. The remaining useful life of existing technology was estimated based on historical product development cycles, the projected rate of technology attrition, and the patterns of project benefit of the asset. The remaining useful life of customer contacts and relationships was estimated based on customer attrition, new customer acquisition and future economic benefit of the asset.

With this acquisition, the Company gained critical mass in delivering key technologies and services such as automotive infotainment systems, digital media product development and android commercialization and support. The acquired goodwill, which is expected to be fully deductible for tax purposes in future periods, has been allocated to the software and services reportable segment.

Wavesat Inc.

On January 25, 2011, the Company completed the acquisition of substantially all of the assets of Wavesat Inc. (“Wavesat”) including, but not limited to, certain intellectual property, all of Wavesat’s rights to, in and under customer contracts and other material agreements, inventory, fixed assets and assumed certain liabilities. The Company paid $10.0 million in cash, plus the aggregate amount of certain liabilities, which were specified in the related purchase agreement. The Company also made advances to Wavesat in the form of a loan prior to the closing of the acquisition amounting to $500,000 to fund Wavesat’s operations which was accounted as part of the total purchase price consideration. Following the closing, the Company also paid a total of $2.0 million to Wavesat in connection with a transition services arrangement, pursuant to which Wavesat continued to employ certain employees prior to their becoming employees of the Company. The transition services are billed based on agreed upon methods that include actual expenses incurred by Wavesat (e.g. payroll costs, consulting services and other miscellaneous operating expenses) during the transition period from the closing date of the acquisition to March 15, 2011 in accordance with the terms of the agreement.

The acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition standards. Under the purchase accounting method, the total estimated purchase consideration of the acquisitions was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. The final purchase price allocation may differ based upon the final purchase price. The purchase price allocation will be finalized in 2011. The Company expensed the related transaction costs amounting to $1.2 million incurred during the six months ended June 30, 2011 associated with the acquisition. The related transaction costs were recorded as sales, general and administrative expenses in the condensed consolidated statements of operations.

The following table summarizes the consideration paid and preliminary purchase price allocation:

Amount
(in thousands)
Net tangible liabilities assumed	$(1,912)
In-process research and development	800
Other identifiable intangible assets	3,700
Goodwill	7,912

Total purchase price	$10,500

The following represents details of the purchased other intangible assets as part of the acquisition:

	Estimated useful life (in years)	Amount
		(in thousands)
Existing technology	6.0	$2,500
Core technology	6.0	900
Trademarks	6.0	300

Total		$3,700

Acquired In-Process Research and Development (“IPR&D”) assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, this asset will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D project, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence. The fair value of the IPR&D was determined based on an income approach using the discounted cash flow method. A discount rate of 17% was used to value the project based on the implied rate of return of the transaction, adjusted to reflect additional risks inherent in the acquired project. The preliminary remaining useful life is currently estimated to be 7 years from the completion date, but is subject to change based on a reassessment as at the completion date. As of June 30, 2011, the IPR&D project was approximately 60% complete. The stage of completion of the project was estimated by evaluating the cost to complete, complexity of the technology and time to market. The project is anticipated to be completed in 2012. The estimated cost to complete the project is $480,000.

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

This acquisition added multicore wireless digital system processing to the Company’s embedded processor product line. This factor contributed to a purchase price resulting in the recognition of goodwill. This acquisition is related to the Company’s semiconductor products reportable segment. Of the total acquired goodwill from Wavesat, it is currently estimated that approximately $3.7 million is expected to be deductible for tax purposes in future periods.

Celestial Semiconductor, Ltd.

On March 4, 2011, the Company completed the acquisition of substantially all the assets and assumed certain liabilities of Celestial Semiconductor, Ltd. (“Celestial Semiconductor) for an aggregate purchase price consideration, consisting of a mix of cash and shares of the Company’s common stock. In addition, the Company agreed to pay an additional earn-out consideration determined based on a certain percentage of the qualified earn-out revenue for the twelve months following the close of the acquisition as specified in the asset purchase agreement.

The acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition standards. Under the purchase accounting method, the total estimated purchase consideration of the acquisitions was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. The final purchase price allocation may differ based upon the final purchase price. The purchase price allocation will be finalized in 2011. The Company expensed the related transaction costs amounting to $914,000 incurred during the six months ended June 30, 2011 associated with the acquisition. The related transaction costs were recorded as sales, general and administrative expenses in the condensed consolidated statements of operations.

Following summarizes the Company’s preliminary assessment of the total purchase price consideration:

Amount
(in thousands)
Cash consideration	$20,606
Common stock (758,265 shares at $43.86 per share)	33,258
Estimated fair value of the contingent earn-out consideration to other selling shareholders’	3,432

Total	$57,296

The total common stock issued to Celestial Semiconductor was determined by dividing the purchase price consideration of $35.0 million as per the asset purchase agreement with the Company’s average stock price of $43.41, or total equivalent common stock of 806,265 shares. The average stock price was determined based on the average closing price reported on NASDAQ for the fifteen (15) trading days ending five trading days prior to March 1, 2011. The initial accounting purchase price consideration of the total common stock issued to Celestial Semiconductor was determined based on the closing stock price at the date of the acquisition which amounts to $35.4 million. The Company, Celestial Semiconductor and a former executive of Celestial Semiconductor who became an employee of the Company entered into a holdback share agreement to hold 48,000 shares issued to such executive in an escrow account. Such holdback shares will vest and will be released to such executive over 2 years following the acquisition date subject to the terms and conditions of continued employment with the Company. Accordingly, the fair value of such shares at the closing date, approximately $2.11 million, was removed from the purchase price and will be accounted for as compensation and recognized ratably over the vesting period of two years.

The contingent earn-out provision of up to $10 million was allocated approximately $5.0 million to certain employees of Celestial Semiconductor who became employees of the Company (“affected employees”) and approximately $5.0 million to other selling shareholders who did not become employees of the Company (“other selling shareholders”). The contingent earn-out is determined based on a certain percentage of the qualified earn-out revenue for the twelve months following the close of the acquisition as specified in the asset purchase agreement. The contingent earn-out which will be distributed to the affected employees was not considered to be a component of the purchase price, rather compensation, and will be recognized ratably over a one year period beginning on the acquisition date. The Company recorded $1.13 million as accrued compensation and related benefits in accrued expense and other current liabilities based on the portion of the expected earn-out compensation attributable to affected employees from the acquisition date to June 30, 2011. The contingent earn-out which will be distributed to the other selling shareholders’ was considered as part of the total purchase price consideration. In accordance with the business acquisition guidance, a liability was recognized for the estimated acquisition date fair value of the contingent earn-out consideration based on the probability of the achievement of the related milestone. The estimated fair value of the total earn-out expected to be distributed to other selling shareholders and recorded as part of the purchase price consideration as acquisition related payables in accrued expense and other current liabilities at the acquisition date was $3.43 million. Any change in the fair value of the contingent earn-out consideration subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes. The estimated fair value of the total earn-out consideration was determined using the weighted probabilities of the achievement of the qualified earn-out revenue discounted using the estimated cost of debt. This fair value measurement is based on significant sales inputs not observed in the market and thus represented a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

The following table summarizes the preliminary purchase price allocation:

Amount
(in thousands)
Net tangible assets acquired	$436
In-process research and development	600
Other identifiable intangible assets	20,000
Goodwill	36,260

Total purchase price	$57,296

The following table represents details of the purchased other identifiable intangible assets as part of the acquisition:

	Estimated useful life (in years)	Amount
		(in thousands)
Existing technology	4.0	$11,300
Core technology	4.0	3,000
Customer contracts and relationships	7.0	4,600
Trademarks	4.0	1,000
Order backlog	1.0	100

Total		$20,000

Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, this asset will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D project, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence. The fair value of the IPR&D was determined based on an income approach using the discounted cash flow method. A discount rate of 17% was used to value the project based on the implied rate of return of the transaction, adjusted to reflect additional risks inherent in the acquired project. The preliminary remaining useful life is currently estimated to be 5 years from the completion date, but is subject to change based on a reassessment as at the completion date. As of June 30, 2011, the IPR&D projects were approximately 50% to 70% complete. The stage of completion of each project was estimated by evaluating the cost to complete, complexity of the technology and time to market. The projects are anticipated to be completed between fourth quarter of 2011 to 2012. The estimated cost to complete the projects is $957,000.

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

With the acquisition of Celestial Semiconductor, the Company added a proven processor family targeted for the large and growing market of digital media players. This factor contributed to a purchase price resulting in the recognition of goodwill, which was allocated to the Company’s semiconductor products reportable segment. Of the total acquired goodwill from Celestial Semiconductor, it is currently estimated that approximately $12.5 million is expected to be deductible for tax purposes in future periods.

Pro forma financial information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company, Wavesat and Celestial Semiconductor, as though the acquisition of the companies had occurred as of the beginning of the comparable prior annual reporting period. Pro forma results of operations for the acquisition of Celestial Systems have not been presented as the effect is not significant. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the comparable prior annual reporting period as presented.

The amount of Wavesat and Celestial Semiconductor’s net revenue and net loss included in the Company’s condensed statements of operations from acquisition dates to June 30, 2011, and the net revenue and net loss of the combined entities had the acquisition date been January 1, 2010, are as follows (in thousands):

	Net Revenue	Net Loss
Actual from acquisition dates to June 30, 2011	$2,011	$(8,712)
Supplemental pro forma from January 1, 2011 to June 30, 2011	135,505	(1,033)
Supplemental pro forma from January 1, 2010 to June 30, 2010	98,670	(19,519)

The supplemental pro forma net loss from January 1, 2011 to June 30, 2011 was adjusted to exclude $5.4 million of acquisition related costs incurred during the six months ended June 30, 2011 and include $826,000 intangible amortization calculated from January 1, 2011 to the respective acquisition dates.

The supplemental pro forma net loss from January 1, 2010 to June 30, 2010 was adjusted to include $5.4 million of acquisition related costs and intangible amortization of $2.6 million calculated for the six months ended June 30, 2010.

6.	Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of goodwill:

	Semiconductor Products	Software and Services	Total
	(in thousands)
Balance at December 31, 2010	$12,217	$45,013	$57,230
Additions	44,172	—	44,172
Adjustments	—	—	—

Balance at June 30, 2011	$56,389	$45,013	$101,402

The additions of $44.2 million for the six months ended June 30, 2011 relates to the acquisition of Wavesat and Celestial Semiconductor (see Note 5).

Intangible assets, net consisted of the following:

	As of June 30, 2011			Weighted average remaining amortization period (years)
	Gross	Accumulated Amortization	Net
	(in thousands)
Existing and core technology - product	$46,651	$(15,879)	$30,772	3.39
Technology license	27,567	(10,992)	16,575	2.88
Customer contracts and relationships	8,991	(1,485)	7,506	3.86
Trade name	2,296	(468)	1,828	4.25
Order backlog	640	(573)	67	0.67

Total amortizable intangible assets	86,145	(29,397)	56,748	3.12

In-process research and development	1,400	—	1,400	—

Total intangible assets	$87,545	$(29,397)	$58,148

	As of December 31, 2010			Weighted average remaining amortization period (years)
	Gross	Accumulated Amortization	Net
	(in thousands)
Existing and core technology - product	$28,950	$(12,251)	$16,699	3.06
Technology license	18,340	(10,082)	8,258	2.48
Customer contracts and relationships	4,391	(846)	3,545	3.17
Trade name	996	(272)	724	4.00
Order backlog	540	(540)	—	—

Total amortizable intangible assets	53,217	(23,991)	29,226	2.87

In-process research and development	—	—	—

Total intangible assets	$53,217	$(23,991)	$29,226

Amortization expense was $3.3 million and $1.6 million for the three months ended June 30, 2011 and 2010, respectively, and $5.4 million and $3.3 million for the six months ended June 30, 2011 and 2010, respectively. The estimated future amortization expense from amortizable intangible assets is as follows (in thousands):

Remainder of 2011	$6,938
2012	12,968
2013	11,917
2014	9,602
2015 and thereafter	15,323

$56,748

7.	Restructuring Accrual

In connection with the acquisition of MontaVista Software, Inc. (“MontaVista”) in 2009, the Company assumed a restructuring related liability of $1.3 million. The liability is related to the operating lease facility for the portion that MontaVista no longer occupies. The Company expects the MontaVista obligation to be settled by the end of January 2013.

A summary of the accrued restructuring liabilities, net of related activities during the three months ended June 30, 2011 is as follows (in thousands):

Excess facility related costs
Accrued restructuring - December 31, 2010	$940
Additions	—
Cash payments and other non-cash adjustments	(253)

Accrued restructuring - June 30, 2011	687

Less: current portion	434

Long-term portion	$253

8.	Stockholders’ Equity

Equity Incentive Plans

The description of the key features of the Company’s 2007 Equity Incentive Plan and 2001 Stock Incentive Plan may be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The following table summarizes the details related to stock options granted and outstanding under the 2007 Equity Incentive Plan and 2001 Stock Incentive Plan:

	Number of Shares Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2010	5,613,564	$12.34
Options granted	346,460	37.22
Options exercised	(741,116)	9.59
Options cancelled and forfeited	(24,747)	18.04

Balance as of March 31, 2011	5,194,161	$14.36
Options granted	50,000	42.01
Options exercised	(362,901)	8.79
Options cancelled and forfeited	(21,258)	20.25

Balance as of June 30, 2011	4,860,002	$15.04

As of June 30, 2011, there were no outstanding early-exercised unvested shares of common stock. As of December 31, 2010, there were 3,975 early exercised unvested shares of common stock outstanding with a weighted-average exercise price of $4.76 per share which shares were fully vested as of March 31, 2011.

The following table summarizes the details related to restricted stock units, or RSUs, granted and outstanding under the 2007 Equity Incentive Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2010	1,592,039	$22.80
Granted	963,230	37.22
Issued and released	(172,584)	22.58
Cancelled and forfeited	(50,116)	21.35

Balance as of March 31, 2011	2,332,569	$28.80
Granted	37,566	46.72
Issued and released	(174,037)	27.11
Cancelled and forfeited	(26,426)	25.72

Balance as of June 30, 2011	2,169,672	$33.64

For restricted stock units, or RSUs, stock-based compensation expense is calculated based on the market price of the Company’s common stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.

As of June 30, 2011, there was $55.8 million of unrecognized compensation costs, net of estimated forfeitures related to RSUs granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.91 years.

Stock-Based Compensation

The Company recognizes stock-based compensation for options and RSUs granted to employees in accordance with the fair value recognition provisions authoritative guidance as provided under stock-based compensation. The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Cost of revenue	$438	$260	$805	$513
Research and development	3,674	2,350	6,382	4,507
Sales, general and administrative	4,195	2,541	7,106	4,860

	$8,307	$5,151	$14,293	$9,880

The total stock-based compensation cost capitalized as part of inventory as of June 30, 2011 and December 31, 2010 was $156,000 and $111,000, respectively.

The fair value of each employee option grant for the three and six months ended June 30, 2011 and 2010, respectively, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Risk-free interest rate	1.22%	1.55% - 2.09%	1.22 - 1.64%	1.55% - 2.09%
Expected life	4.53 years	4.53 years	4.53 years	4.53 years
Dividend yield	0%	0%	0%	0%
Volatility	54.0%	57.3%	54.0% - 54.5%	57.3%

The estimated weighted-average grant date fair value of options granted were $18.90 and $12.26 per share for the three months ended June 30, 2011 and 2010, respectively and $17.31 and $11.89 per share for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, there was $20.1 million of unrecognized compensation costs, net of estimated forfeitures related to stock options granted under the Company’s 2007 and 2001 Stock Incentive Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.15 years.

9.	Income Taxes

The quarterly tax provision for (benefit from) income taxes was based on the estimated annual effective tax rate, plus any discrete items. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the provision for (benefit from) income taxes and the effective tax rates for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Income (loss) before income taxes	$1,689	$702	$2,698	$(2,761)
Provision for (benefit from) income taxes	(233)	55	(716)	(298)
Effective tax rate	-13.8%	7.8%	-26.5%	10.8%

The tax benefit for the three and six months ended June 30, 2011 was primarily attributable to a tax provision for federal, state and foreign income taxes reduced by the recording of a discrete tax benefit of approximately $340,000 and $886,000, respectively. The discrete tax benefit is solely related to increased federal research and development credits that result from the exercise of compensatory stock options. The tax provision for the three months ended June 30, 2010 was primarily related to international and state income taxes. The tax benefit for the six months ended June 30, 2010 was primarily related to the utilization of net operating losses for federal and state income tax purposes offset by foreign income taxes on the earnings of the Company’s foreign operations.

The difference between the provision for (benefit from) income taxes that would be derived by applying the statutory rate to the Company’s income before tax and the benefit from income taxes actually recorded for the three and six months ended June 30, 2011 was primarily attributable to the impact of the differential in foreign tax rates, non-deductible stock-based compensation charges, and other non-deductible items, offset by the federal research and development credit benefits. The difference between the provision for (benefit from) income taxes that would be derived by applying the statutory rate to the Company’s income (loss) before tax and the benefit from income taxes actually recorded for the three and six months ended June 30, 2010 was primarily due to the impact of the differential in foreign tax rates, non-deductible stock compensation charges and other non-deductible items, offset by the use of net operating loss carryforwards available for use under applicable statutes.

The Company’s net deferred tax assets relate predominantly to the United States tax jurisdiction. The valuation allowance is determined in accordance with the provisions of income taxes which require an assessment of both positive and negative evidence when determining whether it is more-likely-than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. At the end of 2010, the Company released its valuation allowance against its federal deferred tax assets because the Company believed that sufficient positive evidence existed from historical operations and future projections to conclude that it was more-likely-than-not to fully realize its federal deferred tax assets. However, the Company continues to maintain a full valuation allowance against its California and Massachusetts deferred tax assets of $11.8 million because the likelihood of the realization of those assets had not become more-likely-than-not.

As of June 30, 2011 and December 31, 2010, the Company had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $13.4 million and $12.9 million, respectively. If all of these unrecognized tax benefits were recognized, the entire amount would reduce the Company’s annual effective tax rate. The Company is not anticipating any significant changes in unrecognized tax benefits in the next twelve months.

The major jurisdictions in which the Company is subject to income tax reporting requirements are the U.S. federal, the states of California and Massachusetts, Japan, India, China and Singapore. The Company is compliant with all income tax return filing and payment requirements in the major jurisdictions. As of June 30, 2011, that Company was not aware of any on-going tax audits in the major jurisdictions.

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

The two reportable segments are based upon the Company’s internal organizational structure, the manner in which the operations are managed, the criteria used by the CODM to evaluate segment performance and the availability of separate financial information. The accounting policies for the segment reporting are the same as for the Company as a whole. The financial information used by the Company’s CODM to evaluate segments results are net revenue and income from segment operations.

Selected segment financial information for the Company’s reportable segments was as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net revenue:
Semiconductor products	$61,300	$43,993	$110,935	$79,299
Software and services	10,315	5,860	24,250	12,191

Total consolidated net revenue	$71,615	$49,853	$135,185	$91,490

Segment income:
Semiconductor products	$18,587	$12,218	$31,582	$20,457
Software and services	2,195	429	8,242	617

Total segment income from operations	$20,782	$12,647	$39,824	$21,074

The following is a reconciliation of the total segment income (loss) from reportable segments to the total consolidated income (loss) before income taxes:

	Three months ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Segment income from reportable segments	$20,782	$12,647	$39,824	$21,074
Unallocated stock compensation and related taxes	(8,898)	(5,439)	(15,783)	(10,653)
Amortization of acquired intangible assets	(2,656)	(1,224)	(4,496)	(2,448)
Acquisition related expenses	(4,897)	(1,928)	(11,184)	(5,465)
Unallocated corporate, general and administrative expenses	(2,628)	(2,152)	(5,538)	(3,831)

Total consolidated income (loss) from operations	1,703	1,904	2,823	(1,323)
Other (expense) income, net	(14)	(1,202)	(125)	(1,438)

Total consolidated income (loss) before income taxes	$1,689	$702	$2,698	$(2,761)

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods indicated were as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
United States	$21,348	$17,075	$43,117	$33,352
China	20,757	13,116	36,356	22,384
Taiwan	11,947	7,593	18,334	14,654
Japan	3,002	4,753	9,009	8,441
Malaysia	4,492	3,680	8,265	5,845
Other countries	10,069	3,636	20,104	6,814

Total	$71,615	$49,853	$135,185	$91,490

The following table sets forth long lived assets, which consist primarily of property and equipment by geographic regions based on the location of the tangible asset:

	As of June 30, 2011	As of December 31, 2010
	(in thousands)
United States	$11,608	$10,806
All other countries	3,483	3,356

Total	$15,091	$14,162

11.	Commitments and Contingencies

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

Minimum commitments under non-cancelable operating and capital lease agreements, excluding accrued restructuring liability (See Note 7) as of June 30, 2011 were as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
Remainder of 2011	$8,327	$2,153	$10,480
2012	1,957	4,227	6,184
2013	—	3,638	3,638
2014	—	2,659	2,659
2015	—	2,637	2,637
2016 thereafter	—	8,883	8,883

	$10,284	$24,197	$34,481
Less: Interest component (5.5% annual rate)	(160)

Present value of minimum lease payment	10,124
Less: current portion	(9,328)

Long-term portion of obligations	$796

On March 16, 2011, the Company entered into a lease agreement with a landlord to lease approximately 113,400 sq. ft. in a building located in San Jose, California. The lease term is 7.75 years beginning on June 1, 2011 and ending on February 28, 2019. This leased facility is currently held as the Company’s principal executive office, which accommodates the principal software engineering, sales and marketing, operations and finance and administrative activities and replaced the leased facility in Mountain View, California, which lease will expire in August 2011.

Rent expense incurred under operating leases was $1.3 million and $767,000 for the three months ended June 30, 2011 and 2010, respectively, and $2.3 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively.

The capital lease and technology license obligations include future cash payments payable primarily for license agreements with outside vendors. The significant obligations which have outstanding payments as of June 30, 2011 relates to a license agreement, which was entered into in October 2009 for certain design tools totaling $9.5 million, with 12 installment payments, which license will expire in October 2012. The present value of the installment payments has been capitalized and is amortized over three years, and included within capital lease and technology license obligations on consolidated balance sheets. As of June 30, 2011, the outstanding unpaid obligation related to this license agreement amounted to $4.0 million. In June 2011, the Company obtained additional technology licenses that will be used for its products in an aggregate amount of $4.9 million payable within one year. The related technology licenses have been capitalized as intangible assets and will be amortized over five to six years, and included within capital lease and technology license obligations on consolidated balance sheets.

As of June 30, 2011, the Company has a funding commitment in relation to the acquisition of Celestial Semiconductor amounting to $4.56 million which was recorded in accrued expense and other current liabilities. This outstanding funding commitment relates to the contingent earn-out consideration payable to other selling shareholders and affected employees of Celestial Semiconductor amounting to $3.43 million and $1.13 million, respectively. In addition, as of June 30, 2011, the Company has a funding commitment of $1.13 million for an earn-out in relation to the acquisition of Celestial Systems, Inc. (See Note 5).

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

OCTEON®, OCTEON Plus ®, OCTEON II®, NITROX®, ECONA® and Pure VuTM are trademarks or registered trademarks of Cavium, Inc.

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

On March 4, 2011, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Celestial Semiconductor, Ltd. Under the terms of the asset purchase agreement and related supplemental agreement, we paid approximately $20.3 million in total cash consideration and issued 806,265 shares of our common stock. In addition, we may pay additional cash consideration of up to $10.0 million per an earn-out provision as specified in the asset purchase agreement. With the acquisition of Celestial Semiconductor, we have a proven processor family targeted for the large and growing market of digital media players.

Since inception, we have invested heavily in new product development and our net revenue has grown from $19.4 million in 2005 to $206.5 million in 2010 driven primarily by demand in the enterprise network and data center markets and increased demand in the broadband and consumer markets. For the three and six months June 30, 2011, our net revenue was $71.6 million and $135.2 million, respectively. We expect sales of our products for use in the enterprise network and data center markets to continue to represent a significant portion of our revenue in the foreseeable future, however, we do expect growth in the broadband and consumer as well as the access and servicer provider markets.

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

Results of Operations

Three and six months ended June 30, 2011 and 2010

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Three months ended June 30,				Six months ended June 30,
	2011	2010	change	%	2011	2010	change	%
	(in thousands)				(in thousands)
Net revenue	$71,615	$49,853	$21,762	43.7%	$135,185	$91,490	$43,695	47.8%
Cost of revenue	28,698	19,519	9,179	47.0%	53,523	36,361	17,162	47.2%

Gross Profit	$42,917	$30,334	$12,583	41.5%	$81,662	$55,129	$26,533	48.1%

Gross Margin	59.9%	60.8%	-0.9%		60.4%	60.3%	0.1%

Net Revenue. Our net revenue consists primarily of sales of our semiconductor products to providers of networking equipment and their contract manufacturers and distributors. Initial sales of our products for a new design are usually made directly to providers of networking equipment as they design and develop their product. Once their design enters production, they often outsource their manufacturing to contract manufacturers that purchase our products directly from us or from our distributors. We price our products based on market and competitive conditions and periodically reduce the price of our products, as market and competitive conditions change, and as manufacturing costs are reduced. We do not experience different margins on direct sales to providers of networking equipment compared to indirect sales through contract manufacturers because in all cases we negotiate product pricing directly with the providers of networking equipment. In addition, we also derive revenue from the sales of time-based software licenses, software maintenance and support, and from professional services arrangements and training. To date, most of our revenue has been denominated in U.S. dollars.

Our sole end customer representing greater than 10% of net revenue for the three and six months ended June 30, 2011 and 2010 was Cisco. Cisco accounted for 27% and 24% of the net revenue for the three months ended June 30, 2011 and 2010, respectively, and 24% and 25% for the six months ended June 30, 2011 and 2010, respectively.

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. During the quarter ended June 30, 2007, we signed a distribution agreement with Avnet, Inc. to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet, revenue and costs are deferred until products are sold by Avnet to their end customers. For the three months ended June 30, 2011 and 2010, 5.9% and 6.9%, respectively, and for the six months ended June 30, 2011 and 2010, 5.3% and 6.5%, respectively, of our net revenues were from products sold by Avnet. Revenue recognition depends on notification from Avnet that product has been sold to Avnet’s end customers.

Our distributors, other than Avnet, are used primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through distributors was $21.7 million and $17.2 million for the three months ended June 30, 2011 and 2010, respectively, which accounted for 30.3% and 34.5% of net revenue, respectively, and $39.1 million and $31.3 million for the six months ended June 30, 2011 and 2010, respectively, which accounted for 28.9% and 34.2% of net revenue, respectively. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

Revenue derived from licensing software and providing software maintenance, support and training amounted to $4.7 million and $4.9 million for the three months ended June 30, 2011 and 2010, respectively, and $11.0 million and $9.9 million for the six months ended June 30, 2011 and 2010, respectively. Revenue from professional service arrangements amounted to $5.7 million and $934,000, for the three months ended June 30, 2011 and 2010, respectively, and $13.2 million and $2.3 million for the six months ended June 30, 2011 and 2010, respectively.

Our net revenue increased by $21.8 million or 43.7% in the three months ended June 30, 2011 compared to the same period in 2010 and $43.7 million or 47.8% in the six months ended June 30, 2011 compared to the same period in 2010. The increase in net revenue in the three and six months ended June 30, 2011 was mainly attributable to the increase in sales of $12.9 million and $24.6 million, respectively, from our enterprise network, data center and access and service provider markets, combined, as a result of the increase in demand for our new and existing products generally from our top five customers. Net revenue in our software and services segment also increased by $4.4 million and $8.5 million for the three and six months ended June 30, 2011, respectively, which was mainly driven by increased professional service contracts with our existing and new customers. In addition, net revenue increase of $4.5 million and $10.6 million for the three and six months ended June 30, 2011, respectively, in broadband and consumer markets mainly from increased customers demand contributed to our overall growth.

The following table is based on the geographic location of our customers including the original equipment manufacturers or the distributors who purchased our products and services. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods presented were:

	Three months ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
United States	$21,348	$17,075	$43,117	$33,352
China	20,757	13,116	36,356	22,384
Taiwan	11,947	7,593	18,334	14,654
Japan	3,002	4,753	9,009	8,441
Malaysia	4,492	3,680	8,265	5,845
Other countries	10,069	3,636	20,104	6,814

Total	$71,615	$49,853	$135,185	$91,490

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

Gross margin decreased from 60.8% in the three months ended June 30, 2010 to 59.9% in the three months ended June 30, 2011, a decrease of 0.9 percentage points and an increase from 60.3% in the six months ended June 30, 2010 to 60.4% in the six months ended June 30, 2011, an increase of 0.1 percentage points. The decrease in gross margin for the three months ended June 30, 2011 compared to the same period in 2010 was primarily due to the increase in inventory reserve related to the inventories acquired from acquisition, which was partially offset by the overall decrease of product cost associated with fabricated wafers, assembly and test costs and improved overhead absorption as a result of the increased volume production, which was partially offset by the reduced average selling price for selected customers. The decrease in overall product cost and improved overhead absorption contributed to the increase in the overall gross margin for the six months ended June 30, 2011 compared to the same period in 2010.

Research and Development Expenses

Research and development expenses primarily include personnel costs, engineering design development software and hardware tools, allocated facilities expenses and depreciation of equipment used in research and development, and stock-based compensation.

Total research and development expenses for the periods presented were:

	Three months ended June 30,				Six months ended June 30,
	2011	2010	change	%	2011	2010	change	%
	(in thousands)				(in thousands)
Research and development expenses	$23,660	$14,894	$8,766	58.9%	$44,382	$28,881	$15,501	53.7%
Percent of total net revenue	33.0%	29.9%	3.1%		32.8%	31.6%	1.2%

Research and development expenses increased by $8.8 million or 58.9% in the three months ended June 30, 2011 and $15.5 million or 53.7% in the six months ended June 30, 2011 compared to the same periods in 2010. The increase was primarily due to higher salaries and benefit expenses of $4.4 million and $8.4 million in the three and six months ended June 30, 2011, respectively, and stock-based compensation expense and related taxes of $1.5 million and $2.2 million in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 as a result of an increase in headcount mainly from acquisitions and additional expense associated with the options and restricted stock unit grants in 2011. Research and development headcount increased to 520 at the end of June 2011 compared to 324 at the end of June 2010. In addition, in the three and six months ended June 30, 2011, outsourced engineering services increased by $529,000 and $1.2 million, respectively, and other miscellaneous research and development expenses increased by $2.1 million and $3.4 million, respectively, compared to the same periods in 2010. The increase was mainly attributable to our increased research and development efforts to support our new product developments.

Sales, General and Administrative Expenses

Sales, general and administrative expenses primarily include personnel costs, accounting and legal fees, information systems, sales commissions, trade shows, marketing programs, depreciation, allocated facilities expenses and stock-based compensation.

Total sales, general and administrative costs for the periods presented were:

	Three months ended June 30,				Six months ended June 30,
	2011	2010	change	%	2011	2010	change	%
	(in thousands)				(in thousands)
Sales, general and administrative	$17,554	$13,536	$4,018	29.7%	$34,457	$27,571	$6,886	25.0%
Percent of total net revenue	24.5%	27.2%	-2.7%		25.5%	30.1%	-4.6%

Sales, general and administrative expenses increased by $4.0 million or 29.7% in the three months ended June 30, 2011 and $6.9 million or 25.0% in the six months ended June 30, 2011 compared to the same periods in 2010. The increase was primarily attributable to higher salaries and employee benefit expense of $1.7 million and $886,000 for the three and six months ended June 30, 2011 compared to the same periods in 2010 resulted from the increase in headcount, which was partially offset by the decrease in total retention bonuses related to the acquisitions. Contributing to the increase was higher stock-based compensation and related taxes of $1.8 million and $2.6 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 mainly due to additional expense associated with the options and restricted stock unit grants in 2011. Sales, general and administrative headcount increased to 185 at end of June 2011 from 151 at end of June 2010. In addition, outside services, which includes legal, audit and consulting fees, increased by $496,000 and $3.2 million in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 generally as a result of the business acquisitions and overall business growth and development.

Other Expense, Net. Other expense, net primarily includes interest expense associated with the installment payment of capital leases, foreign currency gains and losses, financing expenses and interest income on cash and cash equivalents.

	Three months ended June 30,				Six months ended June 30,
	2011	2010	change	%	2011	2010	change	%
	(in thousands)				(in thousands)
Interest expense	$(63)	$(105)	$42	-40.0%	$(136)	$(229)	$93	-40.6%
Other, net	49	(1,097)	1,146	-104.5%	11	(1,209)	1,220	-100.9%

Total other expense, net	$(14)	$(1,202)	$1,188	-98.8%	$(125)	$(1,438)	$1,313	-91.3%

Other expense, net decreased in the three and six months ended June 30, 2011 compared to the same periods in 2010 mainly due to the provision for a note receivable of $1.0 million which was deemed uncollectible at the end of June 2010 and lower foreign exchange losses. Interest expense decreased in the three and six months ended June 30, 2011 compared to the same periods in 2010 due to lower interest expense associated with installment payment of capitalized leases resulting from lower capital lease and technology license obligations.

Provision for (benefit from) Income Taxes. For the three and six months ended June 30, 2011 and 2010, the benefit from income taxes was based on our estimated annual effective tax rate, plus any discrete items, in compliance with the guidance provided under income taxes. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the provision for (benefit from) income taxes and the effective tax rates for the respective periods presented:

	Three months ended June 30,				Six months ended June 30,
	2011	2010	change	%	2011	2010	change	%
	(in thousands)				(in thousands)
Income (loss) before income taxes	$1,689	$702	$987	140.6%	$2,698	$(2,761)	$5,459	-197.7%
Provision for (benefit from) income taxes	(233)	55	(288)	-523.6%	(716)	(298)	(418)	140.3%
Effective tax rate	-13.8%	7.8%	-21.6%		-26.5%	10.8%	-37.3%

The tax benefit for the three and six months ended June 30, 2011 was primarily related to increased federal, state and foreign income taxes reduced by the recording of a discrete tax benefit of approximately $340,000 and $886,000, respectively. The discrete tax benefit is solely related to increased federal research and development credits that result from the exercise of compensatory stock options. The tax provision for the three months ended June 30, 2010 was primarily related to international and state income taxes. The tax benefit for the six months ended June 30, 2010 was primarily related to the utilization of net operating losses for federal and state income tax purposes offset by foreign income taxes on the earnings of the Company’s foreign operations.

The difference between the provision for (benefit from) income taxes that would be derived by applying the statutory rate to the our income before tax and the benefit from income taxes actually recorded for the three and six months ended June 30, 2011 was primarily due to the impact of differential in foreign tax rates, non-deductible stock-based compensation charges, and other non-deductible items, offset by the federal research and development credit benefits. The difference between the provision for (benefit from) income taxes that would be derived by applying the statutory rate to our income (loss) before tax and the benefit from income taxes actually recorded for the three and six months ended June 30, 2010 was primarily due to the impact of the differential in foreign tax rates, non-deductible stock compensation charges and other non-deductible items, offset by the use of net operating loss carryforwards available for use under applicable statutes.

Our net deferred tax assets relate predominantly to the United States tax jurisdiction. The valuation allowance is determined in accordance with the provisions of income taxes which require an assessment of both positive and negative evidence when determining whether it is more–likely-than-not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. At the end of 2010, we released our valuation allowance against our federal deferred tax assets because we believed that sufficient positive evidence existed from historical operations and future projections to conclude that it was more-likely-than-not to fully recognize our deferred tax assets. However, we continue to maintain a full valuation allowance against our California and Massachusetts deferred tax assets of $11.8 million because the likelihood of the realization of those assets had not become more-likely-than-not.

As of June 30, 2011 and December 31, 2010, we had gross unrecognized tax benefits for income taxes associated with uncertain tax positions of $13.4 million and $12.9 million, respectively. If all of these unrecognized tax benefits were recognized, the entire amount would reduce our annual effective tax rate. We are not anticipating any significant changes in unrecognized tax benefits in the next twelve months.

Our major jurisdictions in which we are subject to income tax reporting requirements are the U.S. federal, the states of California and Massachusetts, Japan, India, China and Singapore. We are compliant with all income tax return filing and payment requirements in the major jurisdictions. As of June 30, 2011, there were no on-going tax audits in the major jurisdictions.

Liquidity and Capital Resources

Following is a summary of our working capital and cash and cash equivalents as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011	As of December 31, 2010
	(in thousands)
Working capital	$101,496	$117,872
Cash and cash equivalents	$69,233	$90,673

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Six months ended June 30,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$14,014	$9,152
Net cash used in investing activities	$(39,108)	$(5,141)
Net cash provided by financing activities	$3,654	$6,070

Cash Flows from Operating Activities

Net cash from operating activities increased by $4.9 million from $9.2 million in the six months ended June 30, 2010 to $14.0 million in the six months ended June 30, 2011. The increase in our cash flows from operations was primarily due to net income of $3.4 million during the six months ended June 30, 2011 compared to a net loss of $2.5 million during the six months ended June 30, 2010. In addition, non-cash expenses increased to $24.0 million in the six months ended June 30, 2011 from $17.9 million in the six months ended June 30, 2010. The increase in non-cash expenses was primarily attributable to higher stock-based compensation of $4.4 million mainly due to increased headcount and higher depreciation and amortization expense of $4.0 million, partially offset by the decrease in provision for notes receivable of $1.0 million and deferred income taxes of $1.2 million. The increase in cash flows from operations as a result of the increase in net income and non-cash expenses was partially offset by the decrease in the changes in assets and liabilities of $7.2 million. The decrease in changes in assets and liabilities was mainly due to the increase in accounts receivable as a result of higher net revenue and decrease in accounts payable as a result of timing of payments to the vendors which was partially offset by the decrease in inventory as a result of continued efforts to increase inventory turnover.

Cash Flows from Investing Activities

Net cash used in investing activities increased by $34.0 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase was primarily due to higher acquisition related cash payments and purchases of intangible assets.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased by $2.4 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The decrease was mainly due to higher principal payments of capital lease and technology license obligations of $4.9 million which is partially offset by the higher proceeds from exercises of stock options of $2.5 million.

Cash equivalents consist primarily of an investment in a money market fund. As of June 30, 2011, we have not experienced any impairment charges due to such concentration of credit risk. We believe that our $69.2 million of cash and cash equivalents at June 30, 2011 and expected cash flows from operations will be sufficient to fund our projected operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of June 30, 2011, we believe our exposure related to the indemnities at June 30, 2011 is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of June 30, 2011 (in thousands):

	Payments Due By Period
	Total	Remainder of 2011	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$24,197	$2,153	$10,524	$5,353	$6,167
Capital lease obligations	10,284	8,327	1,957	—	—

Total	$34,481	$10,480	$12,481	$5,353	$6,167

The increase in our operating lease obligations as of June 30, 2011 compared to December 31, 2010 was mainly due to the new operating lease of our new principal office which was signed on March 16, 2011.

As of June 30, 2011, the liability for uncertain tax positions was $1.3 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

As of June 30, 2011, we have a funding commitment in relation to the acquisition of Celestial Semiconductor amounting to $4.56 million, which was recorded in the accrued expense and other current liabilities. This outstanding funding commitment relates to the contingent earn-out consideration payable to other selling shareholders and affected employees of Celestial Semiconductor amounting to $3.43 million and $1.13 million, respectively. In addition, as of June 30, 2011, we have a funding commitment of $1.13 million for an earn-out in relation to the acquisition of Celestial Systems, Inc. (See Note 5).

Critical Accounting Policies and Estimates

The preparation of our financial statements and accompanying disclosures in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The SEC has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) stock-based compensation; (3) inventory valuation; (4) accounting for income taxes; (5) mask costs; (6) business combinations and (7) goodwill and purchased intangible assets. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. Management believes that there have been no significant changes, except for the adoption of the updated guidance on multiple-deliverable revenue recognition during the six months ended June 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011.

Recent Accounting Pronouncements

Please refer to the recent accounting pronouncements listed in the footnote 1 of the financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the three and six months ended June 30, 2011, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on February 28, 2011.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We were established in 2000. Our first quarter of profitability since then was the quarter ended September 30, 2007 and we remained profitable until the quarter ended December 31, 2008. We incurred a net loss of $21.4 million for the year ended December 31, 2009 and became profitable from the quarter ended June 30, 2010. For the year ended December 31, 2010, we recognized net income of $37.1 million. For the six months ended June 30, 2011, we recognized net income of $3.4 million. As of June 30, 2011, our accumulated deficit was $38.1 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. As a public company, we also incur significant legal, accounting and other expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods may not be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur losses in the future.

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

As our business has grown to both customers located in the United States as well as customers located outside of the United States, we have become increasingly subject to the risks arising from adverse changes in both the domestic and global economic and political conditions. For example, the direction and relative strength of the U.S. and international economies remains uncertain due to softness in the housing markets, difficulties in the financial services sector and credit markets and continuing geopolitical uncertainties. If economic growth in the United States and other countries’ economies continues to slow, the demand for our customers products could decline, which would then decrease demand for our products. Furthermore, if economic conditions in the countries into which our customers sell their products continue to deteriorate, some of our customers may decide to postpone or delay certain development programs, which would then delay their need to purchase our products. This could result in a reduction in sales of our products or in a reduction in the growth of our product sales. Any of these events would likely harm investors view of our business, and our results of operations and financial condition.

*We receive a substantial portion of our revenues from a limited number of customers, and the loss of, or a significant reduction in, orders from one or a few of our major customers would adversely affect our operations and financial condition.

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 44.9% and 43.7% of our net revenues from our top five customers for the six months ended June 30, 2011 and 2010, respectively. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and in some cases the portion of our revenues attributable to certain customers may increase in the future. However, we may not be able to maintain or increase sales to certain of our top customers for a variety of reasons, including the following:

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

We have experienced significant growth in a short period of time. Our net revenues increased from approximately $19.4 million in 2005 to $206.5 million in 2010. For the six months ended June 30, 2011, our net revenue was $71.6 million. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

Because of the wide price differences among our processors, the mix and types of performance capabilities of processors sold affect the average selling price of our products and have a substantial impact on our revenue. Generally, sales of higher performance products have higher gross margins than sales of lower performance products. We currently offer both higher and lower performance products in our NITROX, OCTEON, ECONA and PureVu Video product families. During 2008 and in the first two quarters of 2009, we experienced a sales mix shift towards increased sales of lower performance, lower margin products, which negatively affected our overall gross margins. In the third and fourth quarters of 2009 compared to the first two quarters of 2009, the product mix moved towards higher performance and higher margin products and the product mix was about the same level throughout 2010 and in the three and six months ended June 30, 2011. If the sales mix shifts back to lower performance, lower margin products, our overall gross margins will be negatively affected. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and as a result can negatively impact our financial results.

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

In May 2008, we acquired certain assets of Parallogic Corporation; in August 2008, we acquired substantially all of the assets of Star Semiconductor Corporation; in December 2008, we acquired W&W Communications, Inc.; in December 2009, we acquired MontaVista Software, Inc.; in October 2010, we acquired substantially all of the assets of Celestial Systems; in January 2011, we acquired substantially all of the assets and assumed certain liabilities of Wavesat Inc.; and in March 2011, we acquired substantially all of the assets and assumed certain liabilities of Celestial Semiconductor, Ltd. We expect that we will in the future continue to acquire companies or assets of companies that we believe to be complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market or application skills or enhancing and expanding our existing product lines. In connection with any such future acquisitions, we may need to use a significant portion of our available cash, issue additional equity securities that would dilute current stockholders’ percentage ownership and/or incur substantial debt or contingent liabilities. Such actions could adversely impact our operating results and the market price of our common stock. In addition, difficulties may occur in assimilating and integrating the operations, personnel, technologies, and products of acquired companies or businesses. Further, key personnel of an acquired company may decide not to work for us. Moreover, to the extent we acquire a company with existing products; those products may have lower gross margins than our customary products, which could adversely affect our gross margin and operating results. If an acquired company also has inventory that we assume, we will be required to write up the carrying value of that inventory to fair value. When that inventory is sold, the gross margins for those products would be reduced and our gross margins for that period would be negatively affected. Furthermore, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of such acquired businesses. As a result, we may be required to record material amounts of goodwill, and acquired in-process research and development charges and other intangible assets, which could result in significant impairment and acquired in-process research and development charges and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses and potential restructuring costs associated with an acquisition, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. We have been issued 33 patents in the United States and 7 patents in foreign countries and have an additional 45 patent applications pending in the United States and 26 patent applications pending in foreign countries as of June 30, 2011. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we develop or sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

*Assertions by third parties of infringement by us of their intellectual property rights could result in significant costs and cause our operating results to suffer.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. We expect that in the future we may receive communications from various industry participants alleging our infringement of their patents, trade secrets or other intellectual property rights. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling products or using technology that contain the allegedly infringing intellectual property;

•	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others;

•	incur significant legal expenses;

•	pay substantial damages to the party whose intellectual property rights we may be found to be infringing;

•	redesign those products that contain the allegedly infringing intellectual property; or

•	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.

Any significant impairment of our intellectual property rights from any litigation we face could harm our business and our ability to compete.

Our customers have in the past and may in the future also become the target of allegations of infringement or litigation relating to the patent and other intellectual property rights of others. This could trigger technical support and indemnification obligations in some of our licenses or customer agreements. These obligations could result in substantial expenses, including the payment by us of costs and damages relating to claims of intellectual property infringement. In addition to the time and expense required for us to provide support or indemnification to our customers, any such litigation could disrupt the businesses of our customers, which in turn could hurt our relationships with our customers and cause the sale of our products to decrease. We cannot assure you that claims for indemnification will not be made or that if made, such claims would not have a material adverse effect on our business, operating results or financial conditions.

*Our third-party contractors are concentrated primarily in Asia, an area subject to earthquake and other risks. Any disruption to the operations of these contractors could cause significant delays in the production or shipment of our products.

Substantially all of our products are manufactured by third-party contractors located in Taiwan and to a lesser extent manufactured by third party contractors located in Japan, Malaysia and Korea. The risk of an earthquake in any of those countries or elsewhere in Asia is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. For example, several major earthquakes have occurred in Taiwan and Japan since our incorporation in 2000, the most recent being the major earthquake and tsunami that occurred in March 2011 in Japan. Although our third-party contractors did not suffer any significant damage as a result of these most recent earthquakes, the occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry or assembly and test capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, if at all.

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

Our cash equivalents at June 30, 2011 consisted primarily of an investment in a money market fund, which is invested primarily in United States treasury securities, bonds of government agencies, and corporate bonds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of June 30, 2011, we had no direct holdings in these categories of investments and our indirect exposure to these financial instruments through our holdings in money market instruments was immaterial. As of June 30, 2011, we had no impairment charge associated with our cash equivalents relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

We may need to raise additional capital, which might not be available or which, if available, may be on terms that are not favorable to us.

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

As of June 30, 2011, we assessed that it is more-likely-than-not that we will realize our federal deferred tax assets based on positive evidence of our history of profits and projections of future income. Accordingly, we only applied a valuation allowance on the state deferred tax assets. In the event future income by jurisdiction is less than what is currently projected, we may be required to record a valuation allowance to these deferred tax assets in jurisdictions where realization of such assets are no longer more-likely-than-not. This would have adverse impact in our operating results (see Note 9, “Income Taxes”, of the Notes to Consolidated Financial Statements).

Risks Related to our Common Stock

The market price of our common stock may be volatile, which could cause the value of your investment to decline.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through June 30, 2011, our stock price has fluctuated from a low of $7.61 to a high of $47.60. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2011, we had 48,595,240 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144.

In addition, we have filed registration statements on Form S-8 under the Securities Act of 1933, as amended, to register the shares of our common stock reserved for issuance under our stock option plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.

Pursuant to the terms of a Registration Rights Agreement dated December 14, 2009, we have filed a registration statement under the Securities Act, registering the resale of the 1,467,612 shares of common stock we issued pursuant to the Agreement and Plan of Merger and Reorganization, dated November 6, 2009, among Cavium, Inc., MV Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Cavium, Inc., Mantra, LLC, a Delaware limited liability company and wholly owned subsidiary of Cavium, Inc., MontaVista Software, Inc., a Delaware corporation and with respect to sections 9 and 10.1 of the Merger Agreement, Thomas Kelly as the MontaVista stockholders’ agent.

Pursuant to the terms of a Shareholders Agreement dated March 4, 2011, we entered into with the selling stockholders, we have filed a registration statement under the Securities Act, registering the resale of the 806,265 shares of common stock we issued pursuant to that certain Asset Purchase Agreement, dated January 31, 2011, by and among Cavium, Inc., Cavium Singapore Pte. Ltd., a company organized under the laws of Singapore and Celestial Semiconductor, Ltd., a Cayman Islands company, and held by the selling stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Use of Proceeds from Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-140660), that was declared effective by the SEC on May 1, 2007. Approximately $94.7 million in net proceeds was received by us in the offering, after deducting approximately $7.3 million in underwriting discounts, commissions, and $2.8 million in other offering costs, were invested in various interest-bearing instruments. Of the total net proceeds, as of June 30, 2011, $84.7 million had been used for acquisitions, general corporate purposes, including the repayment of the outstanding balances under a term loan with Silicon Valley Bank, general and administrative and manufacturing expenses. The total outstanding balance as of June 30, 2011 was approximately $10.0 million.

Issuer Purchases of Equity Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVIUM, INC.

Date: August 5, 2011	By:	/s/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer and Vice President of Finance and Administration and Secretary

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated January 25, 2011, between Cavium, Inc., and Wavesat, Inc. (1)

2.2	Asset Purchase Agreement, dated January 31, 2011, between Cavium, Inc., Cavium Networks Singapore Pte. Ltd., and Celestial Semiconductor, Ltd (2)

2.3	Supplemental Agreement relating to the Asset Purchase Agreement dated January 31, 2011 between Cavium, Inc., Cavium Networks Singapore Pte. Ltd., and Celestial Semiconductor, dated March 4, 2011 (3)

3.1	Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated Bylaws of the Registrant(5)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (6)

4.3	Shareholders Agreement by and between Cavium, Inc. and Celestial Semiconductor, dated March 4, 2011(7)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (001-33435), filed with the SEC on January 31, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (001-33435), filed with the SEC on February 3, 2011, and incorporated herein by reference.
(3)	Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (001-33435), filed with the SEC on March 9, 2011, and incorporated herein by reference.
(4)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (No. 001-33435), filed with the SEC on June 20, 2011, and incorporated herein by reference.
(5)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 13, 2007, as amended, and incorporated herein by reference.
(6)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 24, 2007, as amended, and incorporated herein by reference.
(7)	Filed as Exhibit 1.2 to the Registrant’s Current Report on Form 8-K (001-33435), filed with the SEC on March 9, 2011.

*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
**	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.