Form 10-Q
period 2011-09-30
CAVIUM, INC.
filed 2011-11-04
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding at November 1, 2011 was: 49,028,907

CAVIUM, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$74,582	$90,673
Accounts receivable, net of allowances of $635 and $579, respectively	47,496	29,912
Inventories	33,353	31,556
Prepaid expenses and other current assets	3,205	2,423
Deferred income taxes	9,025	9,053

Total current assets	167,661	163,617
Property and equipment, net	17,997	14,162
Intangible assets, net	58,496	29,226
Goodwill	101,402	57,230
Deferred income taxes	27,243	26,020
Other assets	1,537	1,365

Total assets	$374,336	$291,620

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,738	$14,160
Accrued expenses and other current liabilities	9,719	8,136
Deferred revenue	14,322	15,361
Capital lease and technology license obligations, current portion	6,396	8,088

Total current liabilities	55,175	45,745
Capital lease and technology license obligations, net of current portion	917	2,956
Deferred tax liability	5,917	5,917
Other non-current liabilities	1,778	2,392

Total liabilities	63,787	57,010

Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, par value $0.001:
10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2011 and December 31, 2010	—	—
Common stock, par value $0.001:
200,000,000 shares authorized; 48,847,148 and 46,338,336 shares issued and outstanding; as of September 30, 2011 and December 31, 2010, respectively	49	46
Additional paid-in capital	342,548	276,057
Accumulated deficit	(32,048)	(41,493)

Total stockholders’ equity	310,549	234,610

Total liabilities and stockholders’ equity	$374,336	$291,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	$67,729	$55,207	$202,914	$146,697
Cost of revenue	27,172	20,811	80,695	57,172

Gross profit	40,557	34,396	122,219	89,525

Operating expenses:
Research and development	23,571	15,807	67,953	44,688
Sales, general and administrative	11,599	12,981	46,056	40,552

Total operating expenses	35,170	28,788	114,009	85,240

Income from operations	5,387	5,608	8,210	4,285

Other income (expense), net:
Interest expense	(55)	(93)	(191)	(322)
Other, net	(53)	94	(42)	(1,115)

Total other income (expense), net	(108)	1	(233)	(1,437)

Income before income taxes	5,279	5,609	7,977	2,848
Provision for (benefit from) income taxes	(752)	643	(1,468)	345

Net income	6,031	$4,966	9,445	$2,503

Net income per common share, basic	$0.12	$0.11	$0.20	$0.06
Shares used in computing basic net income per common share	48,739	44,888	48,077	44,377
Net income per common share, diluted	$0.12	$0.10	$0.19	$0.05
Shares used in computing diluted net income per common share	50,751	48,182	50,650	47,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$9,445	$2,503
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	22,480	15,749
Depreciation and amortization	17,618	10,830
Provision for note receivable	—	1,000
Deferred income taxes	(1,195)	40
Change in contingent earn-out liability	(4,564)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(17,584)	(9,581)
Inventories	1,990	(4,825)
Prepaid expenses and other current assets	(782)	(1,642)
Other assets	(173)	174
Accounts payable	2,454	2,989
Deferred revenue	(1,039)	7,206
Accrued expenses and other current and non-current liabilities	412	224

Net cash provided by operating activities	29,062	24,667

Cash flows from investing activities:
Purchases of property and equipment	(7,192)	(4,329)
Note receivable	—	(550)
Acquisition of businesses, net of cash acquired	(30,780)	(2,241)
Purchases of intangible assets	(5,844)	(637)

Net cash used in investing activities	(43,816)	(7,757)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	11,084	9,958
Principal payment of capital lease and technology license obligations	(12,421)	(2,529)
Repurchases of shares of unvested common stock	—	(2)

Net cash provided by (used in) financing activities	(1,337)	7,427

Net increase (decrease) in cash and cash equivalents	(16,091)	24,337
Cash and cash equivalents, beginning of period	90,673	58,918

Cash and cash equivalents, end of period	$74,582	$83,255

Supplemental disclosure of cash flow information:
Common stock issued in connection with acquisition	33,258	—

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

During the year ended December 31, 2010, the Company completed the purchase of certain assets of Celestial Systems, Inc. (“Celestial Systems”). Further, the Company completed the acquisition of substantially all of the assets of Wavesat Inc. (“Wavesat”) on January 25, 2011 and Celestial Semiconductor, Ltd. (“Celestial Semiconductor”) on March 4, 2011. For a complete discussion of the Company’s acquisition of Celestial Systems, Wavesat and Celestial Semiconductor, see “Note 5 Business Combinations.”

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

The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s condensed consolidated financial position at September 30, 2011, and the condensed consolidated results of its operations for the three and nine months ended September 30, 2011 and 2010, and condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. During the nine months ended September 30, 2011, there were no significant changes to the significant accounting policies and estimates discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Summarized below are individual customers whose accounts receivable balances were 10% or higher of the consolidated gross accounts receivable:

As of September 30, 2011
Percentage of gross accounts receivable
Jabil	10%
Edom	10%

The end customer representing greater than 10% of the consolidated net revenue for each of the periods presented was:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Percentage of total net revenue
Cisco	23%	20%	24%	23%

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

Revenue is recognized upon shipment for sales to distributors with limited rights of returns and price protection if the Company concludes it can reasonably estimate the credits for returns and price adjustments issuable. The Company records an estimated allowance, at the time of shipment, based on the Company’s historical patterns of returns and pricing credits of sales recognized upon shipment. The credits issued to distributors or other customers were not material in the three and nine months ended September 30, 2011 and 2010. The inventory at these distributors at end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands.

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

Deferred revenue

The Company records deferred revenue for customer billings and advance payments received from customers before the performance obligations have been completed and/or services have been performed. In addition, the Company also records deferred revenue, net of deferred costs on shipments to Avnet. Total net deferred revenue as of September 30, 2011 and December 31, 2010 comprised of the following:

	As of September 30, 2011	As of December 31, 2010
	(in thousands)
Services / Support and Maintenance	$5,239	$5,794
Software License / Subscription	7,076	6,044
Distributors	2,007	3,523

	$14,322	$15,361

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Beginning balance	$354	$179	$234	$209
Accruals	172	142	519	253
Settlements and adjustments made	(141)	(121)	(368)	(262)

Ending balance	$385	$200	$385	$200

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that simplifies goodwill impairment tests. The new guidance gives an entity the option of performing a qualitative assessment to determine whether it is necessary to perform step 1 of the annual goodwill impairment test. An entity is required to perform step 1 only if it concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step 1 of the impairment test. The new guidance is effective for periods beginning on or after December 15, 2011, which is beginning January 1, 2012 for the Company. The Company does not expect that this new guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB amended its guidance on presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total of comprehensive income. In the two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholder’s equity has been eliminated. The amended guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011, which is beginning January 1, 2012 for the Company. Early adoption is permitted. The Company does not expect that this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

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

2.	Net Income Per Common Share

The Company calculates basic net income per common share by dividing net income by the weighted average number of common shares outstanding during the reporting period (excluding shares subject to repurchase). Diluted net income per common share is computed by dividing net income by the weighted-average number of common and potentially dilutive common shares outstanding during the reporting period. Potentially dilutive securities are composed of incremental common shares issuable upon the exercise of stock options and restricted stock units. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported.

The following table sets forth the computation of income per share:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Net income	$6,031	$4,966	$9,445	$2,503

Weighted average common shares outstanding - basic	48,739	44,888	48,077	44,377
Dilutive effect of employee stock plans	2,012	3,294	2,573	3,544

Weighted average common shares outstanding - diluted	50,751	48,182	50,650	47,921

Basic net income per share	$0.12	$0.11	$0.20	$0.06

Diluted net income per share	$0.12	$0.10	$0.19	$0.05

The following outstanding options and restricted stock units were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Options to purchase common stock	605	204	507	204
Restricted stock units	854	—	30	—

3.	Fair Value Measurements

At September 30, 2011 and December 31, 2010, all of the Company’s investments were classified as cash equivalents and are comprised of an investment in a money market fund. In accordance with the guidance provided under fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund as Level 1 (Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access), which approximated $47.7 million and $71.1 million as of September 30, 2011 and December 31, 2010, respectively.

4.	Balance Sheet Components

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value) and are comprised of the following:

	As of September 30, 2011	As of December 31, 2010
	(in thousands)
Work-in-process	$26,287	$24,015
Finished goods	7,066	7,541

	$33,353	$31,556

Property and equipment, net, consist of the following:

	As of September 30, 2011	As of December 31, 2010
	(in thousands)
Mask costs and test equipment	$23,905	$16,911
Software, computer and other equipment	25,491	20,836
Furniture, office equipment and leasehold improvements	808	561

	50,204	38,308
Less: accumulated depreciation and amortization	(32,207)	(24,146)

	$17,997	$14,162

Depreciation and amortization expense was $2.9 million and $2.3 million for the three months ended September 30, 2011 and 2010, respectively, and $8.4 million and $6.0 million for the nine months ended September 30, 2011 and 2010, respectively.

The Company leases certain design tools under time-based capital lease arrangements which are included in property and equipment, which total cost amounted to $13.5 million and $11.9 million at September 30, 2011 and December 31, 2010, respectively. Amortization expense related to assets recorded under capital leasing agreements was $1.2 million and $967,000 for the three months ended September 30, 2011 and 2010, respectively, and $3.1 million and $2.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Accrued expenses and other current liabilities consist of the following:

	As of September 30, 2011	As of December 31, 2010
	(in thousands)
Accrued compensation and related benefits	$6,106	$4,214
Professional fees	1,122	779
Restructuring related payables	433	470
Deferred compensation	374	—
Income tax payable	506	1,001
Other	1,177	1,672

	$9,719	$8,136

Other non-current liabilities consist of the following:

	As of September 30, 2011	As of December 31, 2010
	(in thousands)
Accrued rent	$778	$600
Restructuring related payables	145	470
Income tax payable	460	1,322
Other	395	—

	$1,778	$2,392

5.	Business Combinations and Acquisitions

Celestial Systems, Inc.

On October 5, 2010, the Company completed the acquisition of Celestial Systems, Inc. (“Celestial Systems”) to acquire the intellectual property, customer contracts and relationships and certain equipment for aggregate cash consideration of $4.4 million and a possible earn-out of $1.5 million in cash upon the achievement of certain milestones as set forth in the asset purchase agreement.

The Company accounted for this business combination by applying the acquisition method, and accordingly, the estimated purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase price over the net tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill. The total purchase price includes the aggregate cash consideration which was paid out at the closing date of acquisition. The earn-out, which represents an additional bonus to a Celestial Systems’ executive employed by the Company, will be recognized as compensation expense ratably over 1 year from the acquisition date. The Company expects that it is probable based on the service period that the full earn-out payment will be incurred and expects to pay out the full amount in the fourth quarter of 2011. As of September 30, 2011, the Company recorded the full earn-out liability as accrued compensation and related benefits in accrued expense and other current liabilities.

The purchase price allocation was as follows:

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

The acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition standards. Under the purchase accounting method, the total estimated purchase consideration of the acquisitions was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. The final purchase price allocation may differ based upon the final purchase price. The purchase price allocation will be finalized in 2011. The Company expensed the related transaction costs amounting to $1.2 million incurred during the nine months ended September 30, 2011 associated with the acquisition. The related transaction costs were recorded as sales, general and administrative expenses in the condensed consolidated statements of operations.

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

Acquired In-Process Research and Development (“IPR&D”) assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, this asset will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D project, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence. The fair value of the IPR&D was determined based on an income approach using the discounted cash flow method. A discount rate of 17% was used to value the project based on the implied rate of return of the transaction, adjusted to reflect additional risks inherent in the acquired project. The preliminary remaining useful life is currently estimated to be 7 years from the completion date, but is subject to change based on a reassessment as at the completion date. As of September 30, 2011, the IPR&D project was approximately 55% complete. The stage of completion of the project was estimated by evaluating the cost to complete, complexity of the technology and time to market. The project is anticipated to be completed in the second quarter of 2012. The estimated cost to complete the project is approximately $480,000.

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

Celestial Semiconductor, Ltd.

On March 4, 2011, the Company completed the acquisition of substantially all the assets and assumed certain liabilities of Celestial Semiconductor, Ltd. (“Celestial Semiconductor”) for an aggregate purchase price consideration, consisting of a mix of cash and shares of the Company’s common stock. In addition, the Company agreed to pay an additional earn-out consideration determined based on a certain percentage of the qualified earn-out revenue for the 12 months following the close of the acquisition as specified in the asset purchase agreement.

The acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition standards. Under the purchase accounting method, the total estimated purchase consideration of the acquisitions was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. The final purchase price allocation may differ based upon the final purchase price. The purchase price allocation will be finalized in 2011. The Company expensed the related transaction costs amounting to $939,000 incurred during the nine months ended September 30, 2011 associated with the acquisition. The related transaction costs were recorded as sales, general and administrative expenses in the condensed consolidated statements of operations.

Following summarizes the Company’s preliminary assessment of the total purchase price consideration:

Amount
(in thousands)
Cash consideration	$20,606
Common stock (758,265 shares at $43.86 per share)	33,258
Estimated fair value of the contingent earn-out consideration to other selling shareholders’	3,432

Total	$57,296

The total common stock issued to Celestial Semiconductor was determined by dividing the purchase price consideration of $35.0 million as per the asset purchase agreement with the Company’s average stock price of $43.41, or total equivalent common stock of 806,265 shares. The average stock price was determined based on the average closing price reported on NASDAQ for the 15 trading days ending five trading days prior to March 1, 2011. The Company, Celestial Semiconductor and a former executive of Celestial Semiconductor who became an employee of the Company entered into a holdback share agreement to hold 48,000 shares issued to such executive in an escrow account. Such holdback shares will vest and will be released to such executive over 2 years following the acquisition date subject to the terms and conditions of continued employment with the Company. Accordingly, the fair value of such shares at the closing date, approximately $2.11 million, was not included in the purchase price and will be accounted for as compensation and recognized ratably over the vesting period of 2 years. Considering the vesting conditions of such holdback shares, it is accounted as liability-classified stock compensation. The vested shares are marked-to-market at each reporting period and the related compensation liability is recorded as deferred compensation in accrued expense and other current liabilities. Total stock-based compensation expense recorded as sales, general and administrative expenses related to such holdback shares for the three and nine months ended September 30, 2011 amounted to $25,000 and $374,000, respectively.

The contingent earn-out provision of up to $10 million was expected to be allocated approximately $5.0 million to certain employees of Celestial Semiconductor who became employees of the Company (“affected employees”) and approximately $5.0 million to other selling shareholders who did not become employees of the Company (“other selling shareholders”). The contingent earn-out is determined based on a certain percentage of the qualified earn-out revenue for the 12 months following the close of the acquisition as specified in the asset purchase agreement. The estimated initial fair value of the earn-out liability was determined using the weighted probabilities of the achievement of the qualified earn-out revenue discounted using the estimated cost of debt. This fair value measurement is based on significant sales inputs not observed in the market and thus represented a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

The initial fair value of the earn-out liability expected to be distributed to other selling shareholders amounted to $3.43 million and was accounted for as part of the purchase price and was recorded as acquisition related payables in accrued expense and other current liabilities. The initial fair value of the earn-out liability expenses to be distributed to the affected employees amounted to $3.39 million was not considered to be a component of the purchase price, rather compensation considering the terms of employment, and will be recognized ratably over a 1 year period beginning on the acquisition date. As of June 30, 2011, the Company recorded $1.13 million as accrued compensation and related benefits in accrued expense and other current liabilities. In accordance with the business acquisition guidance, any changes in the fair value of the contingent earn-out consideration subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes. During the quarter ended September 30, 2011, management determined that the qualifying earn-out revenue will likely not be achieved due to the delay in the customers’ product roll-out. As such, management assessed that the initial contingent earn-out liability totaling $4.6 million will likely not be paid out, and thus, the related liability was reversed within sales, general and administrative expenses within total operating expenses.

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

Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, this asset will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D project, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence. The fair value of the IPR&D was determined based on an income approach using the discounted cash flow method. A discount rate of 17% was used to value the project based on the implied rate of return of the transaction, adjusted to reflect additional risks inherent in the acquired project. The preliminary remaining useful life is currently estimated to be 5 years from the completion date, but is subject to change based on a reassessment as at the completion date. As of September 30, 2011, the IPR&D projects were approximately 55% to 85% complete. The stage of completion of each project was estimated by evaluating the cost to complete, complexity of the technology and time to market. The projects are anticipated to be completed in the last quarter of 2011 and first quarter of 2012. The estimated cost to complete the projects is approximately $544,000.

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

The amount of Wavesat and Celestial Semiconductor’s net revenue and net loss included in the Company’s condensed statements of operations from acquisition dates to September 30, 2011, and the net revenue and net loss of the combined entities had the acquisition date been January 1, 2010, are as follows (in thousands):

	Net Revenue	Net Income (Loss)
Actual from acquisition dates to September 30, 2011	$3,968	$(12,062)
Supplemental pro forma from January 1, 2011 to September 30, 2011	203,234	5,027
Supplemental pro forma from January 1, 2010 to September 30, 2010	159,423	(18,974)

The supplemental pro forma net income from January 1, 2011 to September 30, 2011 was adjusted to exclude $5.4 million of acquisition related costs incurred during the nine months ended September 30, 2011 and to include $826,000 intangible amortization calculated from January 1, 2011 to the respective acquisition dates. The supplemental pro forma net income from January 1, 2011 to September 30, 2011 includes the $4.6 million credit to decrease the contingent earn-out liability that was recorded during the nine months ended September 30, 2011.

The supplemental pro forma net loss from January 1, 2010 to September 30, 2010 was adjusted to include $5.4 million of acquisition related costs and to include intangible amortization of $3.9 million calculated for the nine months ended September 30, 2010. The supplemental pro forma net loss from January 1, 2010 to September 30, 2010 does not include the impact of the credit to decrease the contingent earn-out liability that was recorded during the nine months ended September 30, 2011.

6.	Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of goodwill:

	Semiconductor Products	Software and Services	Total
	(in thousands)
Balance at December 31, 2010	$12,217	$45,013	$57,230
Additions	44,172	—	44,172
Adjustments	—	—	—

Balance at September 30, 2011	$56,389	$45,013	$101,402

The additions of $44.2 million for the nine months ended September 30, 2011 relates to the acquisition of Wavesat and Celestial Semiconductor (see Note 5).

Intangible assets, net consisted of the following:

	As of September 30, 2011			Weighted average remaining amortization period (years)
	Gross	Accumulated Amortization	Net
	(in thousands)
Existing and core technology - product	$46,652	$(18,015)	$28,637	3.14
Technology license	31,682	(12,104)	19,578	2.68
Customer contracts and relationships	8,991	(1,859)	7,132	4.33
Trade name	2,296	(589)	1,707	4.00
Order backlog	640	(598)	42	0.42

Total amortizable intangible assets	90,261	(33,165)	57,096	2.96
In-process research and development	1,400	—	1,400	—

Total intangible assets	$91,661	$(33,165)	$58,496

	As of December 31, 2010			Weighted average remaining amortization period (years)
	Gross	Accumulated Amortization	Net
	(in thousands)
Existing and core technology - product	$28,950	$(12,251)	$16,699	3.06
Technology license	18,340	(10,082)	8,258	2.48
Customer contracts and relationships	4,391	(846)	3,545	3.17
Trade name	996	(272)	724	4.00
Order backlog	540	(540)	—	—

Total amortizable intangible assets	53,217	(23,991)	29,226	2.87

Amortization expense was $3.8 million and $1.6 million for the three months ended September 30, 2011 and 2010, respectively, and $9.2 million and $4.9 million for the nine months ended September 30, 2011 and 2010, respectively. The estimated future amortization expense from amortizable intangible assets is as follows (in thousands):

Remainder of 2011	$3,784
2012	14,439
2013	13,230
2014	10,326
2015 and thereafter	15,317

$57,096

7.	Restructuring Accrual

In connection with the acquisition of MontaVista Software, Inc. (“MontaVista”) in 2009, the Company assumed a restructuring related liability of $1.3 million. The liability is related to the operating lease facility for the portion that MontaVista no longer occupies. The Company expects the MontaVista obligation to be settled by the end of January 2013.

A summary of the accrued restructuring liabilities, net of related activities during the nine months ended September 30, 2011 is as follows (in thousands):

Excess facility related costs
Accrued restructuring - December 31, 2010	$940
Additions	—
Cash payments and other non-cash adjustments	(362)

Accrued restructuring - September 30, 2011	578
Less: current portion	433

Long-term portion	$145

8.	Stockholders’ Equity

Equity Incentive Plans

The description of the key features of the Company’s 2007 Equity Incentive Plan and 2001 Stock Incentive Plan may be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The following table summarizes the details related to stock options granted and outstanding under the 2007 Equity Incentive Plan and 2001 Stock Incentive Plan for the nine months ended September 30, 2011:

	Number of Shares Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2010	5,613,564	$12.34
Options granted	403,960	37.81
Options exercised	(1,185,832)	9.35
Options cancelled and forfeited	(64,555)	19.17

Balance as of September 30, 2011	4,767,137	$15.15

As of September 30, 2011, there were no outstanding early-exercised unvested shares of common stock. As of December 31, 2010, there were 3,975 early exercised unvested shares of common stock outstanding with a weighted-average exercise price of $4.76 per share which shares were fully vested as of March 31, 2011.

The fair value of each employee option grant for the three and nine months ended September 30, 2011 and 2010, respectively, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	0.59%	1.03%	0.59% -1.64%	1.03% -2.09%
Expected life	4.53 years	4.53 years	4.53 years	4.53 years
Dividend yield	0%	0%	0%	0%
Volatility	54.8%	56.4%	54.0% -54.8%	56.4% -57.3%

The estimated weighted-average grant date fair value of options granted were $16.60 and $13.89 per share for the three months ended September 30, 2011 and 2010, respectively and $17.29 and $11.95 per share for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, there was $17.6 million of unrecognized compensation costs, net of estimated forfeitures, related to stock options granted under the Company’s 2007 and 2001 Stock Incentive Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.98 years.

The following table summarizes the details related to restricted stock units, or RSUs, granted and outstanding under the 2007 Equity Incentive Plan for the nine months ended September 30, 2011:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2010	1,592,039	$22.80
Granted	1,126,308	37.52
Issued and released	(516,714)	25.66
Cancelled and forfeited	(97,317)	25.11

Balance as of September 30, 2011	2,104,316	$29.87

For restricted stock units, or RSUs, stock-based compensation expense is calculated based on the market price of the Company’s common stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.

As of September 30, 2011, there was $54.7 million of unrecognized compensation costs, net of estimated forfeitures related to RSUs granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.76 years.

Stock-Based Compensation

The Company recognizes stock-based compensation for options and RSUs granted to employees in accordance with the fair value recognition provisions authoritative guidance as provided under stock-based compensation. In addition, the Company also recognizes stock-based compensation for holdback shares issued related to the Celestial Semiconductor acquisition (See Note 5). The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Cost of revenue	$483	$423	$1,288	$936
Research and development	3,674	2,765	10,056	7,272
Sales, general and administrative	4,030	2,681	11,136	7,541

	$8,187	$5,869	$22,480	$15,749

The total stock-based compensation cost capitalized as part of inventory as of September 30, 2011 and December 31, 2010 was $157,000 and $111,000, respectively.

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

The following table presents the provision for (benefit from) income taxes and the effective tax rates for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Income before income taxes	$5,279	$5,609	$7,977	$2,848
Provision for (benefit from) income taxes	(752)	643	(1,468)	345
Effective tax rate	-14.2%	11.5%	-18.4%	12.1%

The tax benefit for the three and nine months ended September 30, 2011 was primarily related to the federal research and development credits, foreign rate differential due to foreign income being taxed at lower rates than the U.S. statutory rate, and the tax benefit of reversing a contingent earn-out liability during the three months ended September 30, 2011 associated with Celestial Semiconductor acquisition. The tax provision for the three and nine months ended September 30, 2010 was primarily related to international and state income taxes.

The difference between the provision for (benefit from) income taxes that would be derived by applying the statutory rate to the Company’s income before tax and the benefit from income taxes actually recorded for the three and nine months ended September 30, 2011 was primarily attributable to the impact of the differential in foreign tax rates and the federal research and development credit benefits. The difference between the provision for (benefit from) income taxes that would be derived by applying the statutory rate to the Company’s income (loss) before tax and the benefit from income taxes actually recorded for the three and nine months ended September 30, 2010 was primarily due to the impact of the differential in foreign tax rates, non-deductible stock compensation charges and other non-deductible items, offset by the use of net operating loss carryforwards available for use under applicable statutes.

The Company’s net deferred tax assets relate predominantly to the United States tax jurisdiction. The valuation allowance is determined in accordance with the provisions of income taxes which require an assessment of both positive and negative evidence when determining whether it is more-likely-than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. At the end of 2010, the Company released its valuation allowance against its United States federal deferred tax assets because the Company believed that sufficient positive evidence existed from historical operations and future projections to conclude that it was more-likely-than-not to fully realize its federal deferred tax assets. However, the Company continues to maintain a full valuation allowance against its California and Massachusetts deferred tax assets of $11.8 million because the likelihood of the realization of those assets had not become more-likely-than-not.

As of September 30, 2011 and December 31, 2010, the Company had unrecognized tax benefits for income taxes associated with uncertain tax positions of $10.0 million and $12.9 million, respectively. The change was primarily related to our recently filed income tax return which reflected certain positions previously taken on financial statements. If all of these unrecognized tax benefits were recognized, the entire amount would reduce the Company’s effective tax rate. The Company is not anticipating any significant changes in unrecognized tax benefits in the next 12 months.

The major jurisdictions in which the Company is subject to income tax reporting requirements are the U.S. federal, the states of California and Massachusetts, Japan, India, China and Singapore. The Company believes it is compliant with all income tax return filing and payment requirements in the major jurisdictions. As of September 30, 2011, that Company was not aware of any on-going tax audits in the major jurisdictions.

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

Selected segment financial information for the Company’s reportable segments was as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net revenue:
Semiconductor products	$59,605	$48,078	$170,540	$127,377
Software and services	8,124	7,129	32,374	19,320

Total consolidated net revenue	$67,729	$55,207	$202,914	$146,697

Segment income:
Semiconductor products	$15,868	$14,153	$47,450	$34,610
Software and services	771	1,738	9,013	2,355

Total segment income from operations	$16,639	$15,891	$56,463	$36,965

The following is a reconciliation of the total segment income (loss) from reportable segments to the total consolidated income (loss) before income taxes:

	Three months ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Segment income from reportable segments	$16,639	$15,891	$56,463	$36,965
Unallocated stock compensation and related taxes	(8,382)	(6,097)	(24,165)	(16,750)
Amortization of acquired intangible assets	(2,656)	(1,217)	(7,152)	(3,665)
Acquisition related expenses	(1,864)	(248)	(13,048)	(5,713)
Change in contingent earn-out liability	4,564	—	4,564	—
Unallocated corporate, general and administrative expenses	(2,914)	(2,721)	(8,452)	(6,552)

Total consolidated income from operations	5,387	5,608	8,210	4,285
Other (expense) income, net	(108)	1	(233)	(1,437)

Total consolidated income before income taxes	$5,279	$5,609	$7,977	$2,848

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods indicated were as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
United States	$19,533	$17,907	$62,650	$51,136
China	21,777	18,706	58,133	41,055
Taiwan	7,711	8,095	26,045	22,656
Japan	2,413	4,322	11,422	13,278
Malaysia	5,618	2,387	13,883	8,232
Other countries	10,677	3,790	30,781	10,340

Total	$67,729	$55,207	$202,914	$146,697

The following table sets forth long lived assets, which consist primarily of property and equipment by geographic regions based on the location of the tangible asset:

	As of September 30, 2011	As of December 31, 2010
	(in thousands)
United States	$14,416	$10,806
All other countries	3,581	3,356

Total	$17,997	$14,162

11.	Commitments and Contingencies

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

Minimum commitments under non-cancelable operating and capital lease agreements, excluding accrued restructuring liability (See Note 7) as of September 30, 2011 were as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
Remainder of 2011	$3,272	$1,012	$4,284
2012	3,431	4,227	7,658
2013	694	3,638	4,332
2014	25	2,659	2,684
2015	—	2,637	2,637
2016 thereafter	—	8,883	8,883

	$7,421	$23,056	$30,477
Less: Interest component (5.5% annual rate)	(108)

Present value of minimum lease payment	7,313
Less: current portion	(6,396)

Long-term portion of obligations	$917

On March 16, 2011, the Company entered into a lease agreement with a landlord to lease approximately 113,400 sq. ft. in a building located in San Jose, California. The lease term is 7.75 years beginning on June 1, 2011 and ending on February 28, 2019. This leased facility is currently held as the Company’s principal executive office, which accommodates the principal software engineering, sales and marketing, operations and finance and administrative activities and replaced the leased facility in Mountain View, California, which lease expired in August 2011.

Rent expense incurred under operating leases was $1.2 million and $767,000 for the three months ended September 30, 2011 and 2010, respectively, and $3.5 million and $2.3 million for the nine months ended September 30, 2011 and 2010, respectively.

The capital lease and technology license obligations include future cash payments payable primarily for license agreements with outside vendors. The significant obligations which have outstanding payments as of September 30, 2011 relates to a license agreement, which was entered into in October 2009 for certain design tools totaling $9.5 million, with 12 installment payments, which license will expire in October 2012. The present value of the installment payments has been capitalized and is amortized over 3 years, and included within capital lease and technology license obligations on consolidated balance sheets. As of September 30, 2011, the outstanding unpaid obligation related to this license agreement amounted to $3.2 million. In June 2011, the Company obtained additional technology licenses that will be used for its products in an aggregate amount of $4.9 million payable within one year, of which, $1.5 million was an outstanding unpaid obligation as of September 30, 2011. The related technology licenses have been capitalized as intangible assets and are amortized over 5 to 6 years, and included within capital lease and technology license obligations on consolidated balance sheets.

As of September 30, 2011, the Company has a funding commitment of $1.5 million for an earn-out in relation to the acquisition of Celestial Systems, Inc. which was recorded in accrued expense and other current liabilities. (See Note 5).

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

OCTEON®, OCTEON Plus®, OCTEON II®, NITROX®, NEURON, ECONA® and Pure VuTM are trademarks or registered trademarks of Cavium, Inc.

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

From our incorporation in 2000 through 2003, we were primarily engaged in the design and development of our first processor family, NITROX, which we began shipping commercially in 2003. In 2004, we introduced and commenced commercial shipments of NITROX Soho. In 2006, we commenced our first commercial shipments of our OCTEON family of multi-core MIPS64® processors. We introduced a number of new products within all three of these product families in 2006. In 2007 we introduced our new line of OCTEON based storage services processors designed to address the specific needs in the storage market, as well as other new products in the OCTEON and NITROX families. In 2008, we expanded our OCTEON and NITROX product families with new products including wireless services processors to address the needs for wireless infrastructure equipment. In 2009, we announced the next generation OCTEON II Internet Application Processor (“IAP”) family multi-core MIPS64® processors, with one to 32 cores to address next generation networking applications support converged voice, video, data mobile traffic and services. In addition, we expanded our NITROX product family offering to include the NITROX DPI processor, which facilitates several significant enhancements and increased performance. In 2010, we announced the next generation NITROX III, a processor family with 16 to 64-cores that delivers security and compression processors for application delivery, cloud computing and wide area network optimization. In 2011, we introduced NEURON, a new search processor product family that targets a wide range of high performance, L2-L4 network search applications in enterprise and service provider infrastructure equipment. In 2011, we also introduced another new product family, the OCTEON Fusion, a single chip SoCs with up to 6x MIPS64 cores and up to 8x LTE/3G baseband DSP cores which enable macro base station class features for small cell base stations.

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

Since inception, we have invested heavily in new product development and our net revenue has grown from $19.4 million in 2005 to $206.5 million in 2010 driven primarily by demand in the enterprise network and data center markets and increased demand in the broadband and consumer markets. For the three and nine months ended September 30, 2011, our net revenue was $67.7 million and $202.9 million, respectively. We expect sales of our products for use in the enterprise network and data center markets to continue to represent a significant portion of our revenue in the foreseeable future, however, we do expect growth in the broadband and consumer as well as the access and servicer provider markets.

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

Results of Operations

Three and nine months ended September 30, 2011 and 2010

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	change	%	2011	2010	change	%
	(in thousands)				(in thousands)
Net revenue	$67,729	$55,207	$12,522	22.7%	$202,914	$146,697	$56,217	38.3%
Cost of revenue	27,172	20,811	6,361	30.6%	80,695	57,172	23,523	41.1%

Gross Profit	$40,557	$34,396	$6,161	17.9%	$122,219	$89,525	$32,694	36.5%

Gross Margin	59.9%	62.3%	-2.4%		60.2%	61.0%	-0.8%

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

Our sole end customer representing greater than 10% of net revenue for the three and nine months ended September 30, 2011 and 2010 was Cisco. Cisco accounted for 23% and 20% of the net revenue for the three months ended September 30, 2011 and 2010, respectively, and 24% and 23% for the nine months ended September 30, 2011 and 2010, respectively.

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. We have an existing agreement with Avnet, Inc. to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet, revenue and costs are deferred until products are sold by Avnet to their end customers. For the three months ended September 30, 2011 and 2010, 7.2% and 7.4%, respectively, and for the nine months ended September 30, 2011 and 2010, 5.9% and 6.8%, respectively, of our net revenues were from products sold by Avnet. Revenue recognition depends on notification from Avnet that product has been sold to Avnet’s end customers.

Our distributors, other than Avnet, are used primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through distributors was $23.6 million and $18.3 million for the three months ended September 30, 2011 and 2010, respectively, which accounted for 34.9% and 33.2% of net revenue, respectively, and $62.7 million and $49.6 million for the nine months ended September 30, 2011 and 2010, respectively, which accounted for 30.9% and 33.8% of net revenue, respectively. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

Revenue derived from licensing software and providing software maintenance, support and training amounted to $4.1 million and $5.3 million for the three months ended September 30, 2011 and 2010, respectively, and $15.1 million and $15.2 million for the nine months ended September 30, 2011 and 2010, respectively. Revenue from professional service arrangements amounted to $4.0 million and $1.8 million, for the three months ended September 30, 2011 and 2010, respectively, and $17.3 million and $4.1 million for the nine months ended September 30, 2011 and 2010, respectively.

Our net revenue increased by $12.5 million or 22.7% and $56.2 or 38.3% in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in net revenue in the three and nine months ended September 30, 2011 was mainly attributable to the increase in sales of $6.4 million and $31.1 million, respectively, from our enterprise network, data center and access and service provider markets, combined, as a result of the increase in demand for our new and existing products generally from our top five customers. Net revenue in our software and services segment also increased by $1.3 million and $12.2 million for the three and nine months ended September 30, 2011, respectively, which was mainly driven by increased professional service contracts with our existing and new customers. In addition, net revenue increase of $4.8 million and $13.0 million for the three and nine months ended September 30, 2011, respectively, in broadband and consumer markets mainly from increased customers demand contributed to our overall growth.

The following table is based on the geographic location of our customers including the original equipment manufacturers or the distributors who purchased our products and services. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods presented were:

	Three months ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
United States	$19,533	$17,907	$62,650	$51,136
China	21,777	18,706	58,133	41,055
Taiwan	7,711	8,095	26,045	22,656
Japan	2,413	4,322	11,422	13,278
Malaysia	5,618	2,387	13,883	8,232
Other countries	10,677	3,790	30,781	10,340

Total	$67,729	$55,207	$202,914	$146,697

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

Gross margin decreased from 62.3% in the three months ended September 30, 2010 to 59.9% in the three months ended September 30, 2011, a decrease of 2.4 percentage points and decreased from 61.0% in the nine months ended September 30, 2010 to 60.2% in the nine months ended September 30, 2011, a decrease of 0.8 percentage points. The decrease in gross margin for the three and nine months ended September 30, 2011 compared to the same periods in 2010 was primarily due to the increase in inventory reserves related to the product inventories from acquired companies in 2010 and 2011, as well as reduced average selling prices for selected customers, which was partially offset by the overall decrease of product cost associated with fabricated wafers, assembly and test costs and improved overhead absorption as a result of the increased volume production.

Research and Development Expenses

Research and development expenses primarily include personnel costs, engineering design development software and hardware tools, allocated facilities expenses and depreciation of equipment used in research and development, and stock-based compensation.

Total research and development expenses for the periods presented were:

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	change	%	2011	2010	change	%
	(in thousands)				(in thousands)
Research and development expenses	$23,571	$15,807	$7,764	49.1%	$67,953	$44,688	$23,265	52.1%
Percent of total net revenue	34.8%	28.6%	6.2%		33.5%	30.5%	3.0%

Research and development expenses increased by $7.8 million or 49.1% in the three months ended September 30, 2011 and $23.3 million or 52.1% in the nine months ended September 30, 2011 compared to the same periods in 2010. The increase was primarily due to higher salaries and benefit expenses of $4.4 million and $12.8 million in the three and nine months ended September 30, 2011, respectively, and stock-based compensation expense and related taxes of $924,000 and $3.1 million in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010 as a result of an increase in headcount mainly from acquisitions and additional expense associated with the options and restricted stock unit grants in 2011. Research and development headcount increased to 544 at the end of September 2011 compared to 349 at the end of September 2010. Consulting services, depreciation and amortization expense, facilities cost and other miscellaneous research and development expenses increased by $2.5 million and $7.4 million in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010 mainly due to increased research and development activities to support the development of our new products.

Sales, General and Administrative Expenses

Sales, general and administrative expenses primarily include personnel costs, accounting and legal fees, information systems, sales commissions, trade shows, marketing programs, depreciation, allocated facilities expenses and stock-based compensation.

Total sales, general and administrative costs for the periods presented were:

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	change	%	2011	2010	change	%
	(in thousands)				(in thousands)
Sales, general and administrative	$11,599	$12,981	$(1,382)	-10.6%	$46,056	$40,552	$5,504	13.6%
Percent of total net revenue	17.1%	23.5%	-6.4%		22.7%	27.6%	-4.9%

Sales, general and administrative expenses decreased by $1.4 million or 10.6% in the three months ended September 30, 2011 and increased $5.5 million or 13.6% in the nine months ended September 30, 2011 compared to the same periods in 2010. The decrease in the sales, general and administrative expenses for the three months ended September 30, 2011 compared to the same period in 2010 was primarily due to the change in the contingent earn-out liability related to the acquisition of Celestial Semiconductor amounting to $4.6 million, partially offset by the increase in salaries and employee benefits of $1.8 million and stock-based compensation and related taxes of $1.3 million as a result of the increase in headcount mainly from acquisitions and additional expense associated with the options and restricted stock unit grants in 2011. Sales, general and administrative headcount increased to 186 at end of September 2011 from 151 at end of September 2010.

The increase in the sales, general and administrative expenses for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to the increase in salaries and employee benefits of $2.6 million and stock-based compensation and related taxes of $4.0 million as a result of the increase in headcount and additional expense associated with the options and restricted stock unit grants in 2011. In addition, outside services, which includes legal, audit and consulting fees, increased by $2.8 million in the nine months ended September 30, 2011 compared to the same period in 2010 generally as a result of the business acquisitions. The increase from salaries and employee benefits, stock-based compensation and outside services was partially offset by the change in contingent earn-out liability related to the acquisition of Celestial Semiconductor amounting to $4.6 million.

Other income (expense), net. Other income (expense), net primarily includes interest expense associated with the installment payment of capital leases, foreign currency gains and losses, financing expenses and interest income on cash and cash equivalents.

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	change	%	2011	2010	change	%
	(in thousands)				(in thousands)
Interest expense	$(55)	$(93)	$38	-40.9%	$(191)	$(322)	$131	-40.7%
Other, net	(53)	94	(147)	-156.4%	(42)	(1,115)	1,073	-96.2%

Total other income (expense), net	$(108)	$1	$(109)	-10900.0%	$(233)	$(1,437)	$1,204	-83.8%

Other expense, net increased in the three months ended September 30, 2011 compared to the same period in 2010 mainly due to higher foreign exchange losses resulting from balance sheet remeasurement, partially offset by lower interest expense associated with installment payment of capitalized leases. For the nine months ended September 30, 2011, other expense, net decreased compared to the same period in 2010 mainly due to the provision for a note receivable of $1.0 million which was deemed uncollectible in 2010.

Provision for (benefit from) Income Taxes. For the three and nine months ended September 30, 2011 and 2010, the tax provision for (benefit from) income taxes was based on our estimated annual effective tax rate, plus any discrete items, in compliance with the guidance provided under income taxes. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the provision for (benefit from) income taxes and the effective tax rates for the respective periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	change	%	2011	2010	change	%
	(in thousands)				(in thousands)
Income before income taxes	$5,279	$5,609	$(330)	-5.9%	$7,977	$2,848	$5,129	180.1%
Provision for (benefit from) income taxes	(752)	643	(1,395)	-217.0%	(1,468)	345	(1,813)	-525.5%
Effective tax rate	-14.2%	11.5%	-25.7%		-18.4%	12.1%	-30.5%

The tax benefit for the three and nine months ended September 30, 2011 was primarily related to the federal research and development credits, foreign rate differential due to foreign income being taxed at lower rates than the U.S. statutory rate, and the tax benefit of reversing a contingent earn-out liability during the three months ended September 30, 2011 associated with the Celestial Semiconductor acquisition. The tax provision for the three and nine months ended September 30, 2010 was primarily related to international and state income taxes.

The difference between the provision for (benefit from) income taxes that would be derived by applying the statutory rate to the our income before tax and the benefit from income taxes actually recorded for the three and nine months ended September 30, 2011 was primarily due to the impact of differential in foreign tax rates and the federal research and development credit benefits. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the benefit from income taxes actually recorded for the three and nine months ended September 30, 2010 was primarily due to the impact of the differential in foreign tax rates, non-deductible stock compensation charges and other non-deductible items, offset by the use of net operating loss carryforwards available for use under applicable statutes.

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

As of September 30, 2011 and December 31, 2010, we had unrecognized tax benefits for income taxes associated with uncertain tax positions of $10.0 million and $12.9 million, respectively. The change was primarily related to our recently filed income tax return which reflected certain positions previously taken on the financial statements. If all of these unrecognized tax benefits were recognized, the entire amount would reduce our effective tax rate. We are not anticipating any significant changes in unrecognized tax benefits in the next 12 months.

Our major jurisdictions in which we are subject to income tax reporting requirements are the U.S. federal, the states of California and Massachusetts, Japan, India, China and Singapore. We believe we are compliant with all income tax return filing and payment requirements in the major jurisdictions. As of September 30, 2011, there were no on-going tax audits in the major jurisdictions.

Liquidity and Capital Resources

Following is a summary of our working capital and cash and cash equivalents as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011	As of December 31, 2010
	(in thousands)
Working capital	$112,486	$117,872
Cash and cash equivalents	$74,582	$90,673

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Nine months ended September 30,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$29,062	$24,667
Net cash used in investing activities	$(43,816)	$(7,757)
Net cash provided by (used in) financing activities	$(1,337)	$7,427

Cash Flows from Operating Activities

Net cash from operating activities increased by $4.4 million from $24.7 million to $29.1 million in the nine months ended September 30, 2010 and 2011, respectively. The increase in our cash flows from operations was primarily due to net income of $9.4 million for the nine months ended September 30, 2011 compared to $2.5 million for the same period in 2010. In addition, non-cash expenses increased by $6.7 million from $27.6 million to $34.3 million in the nine months ended September 30, 2010 and 2011, respectively, which was primarily a result of higher stock-based compensation of $6.7 million and higher depreciation and amortization expense of $6.8 million, partially offset by the decrease in provision for notes receivable of $1.0 million, deferred income taxes of $1.2 million and change in contingent earn-out liability of $4.6 million. The increase in cash flows from operations as a result of the increase in net income and non-cash expenses was partially offset by the decrease in the changes in assets and liabilities of $9.3 million. The decrease in changes in assets and liabilities was mainly due to the increase in changes in accounts receivable and deferred revenue, partially offset by the decrease in changes in inventory.

Cash Flows from Investing Activities

Net cash used in investing activities increased by $36.1 million in the nine months ended September 30, 2011 compared to the same period in 2010. The increase was primarily due to higher acquisition related cash payments and purchases of property and equipment and intangible assets.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2011 of $1.3 million resulted from principal payment of capital lease and technology license obligations of $12.4 million, partially offset by the proceeds from issuance of common stock upon exercise of options of $11.1 million. Net cash from financing activities for the nine months ended September 30, 2010 of $7.4 million resulted from the proceeds from issuance of common stock upon exercise of options of $10.0 million, partially offset by the principal payment of capital lease and technology license obligations of $2.5 million.

Capital Resources

Cash equivalents consist primarily of an investment in a money market fund. As of September 30, 2011, we have not experienced any impairment charges due to such concentration of credit risk. We believe that our $74.8 million of cash and cash equivalents at September 30, 2011 and expected cash flows from operations will be sufficient to fund our projected operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of September 30, 2011, we believe our exposure related to the indemnities at September 30, 2011 is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of September 30, 2011:

	Payments Due By Period
	Total	Remainder of 2011	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$23,056	$1,012	$10,524	$5,353	$6,167
Capital lease obligations	7,421	3,272	4,149	—	—

Total	$30,477	$4,284	$14,673	$5,353	$6,167

The increase in our operating lease obligations as of September 30, 2011 compared to December 31, 2010 was mainly due to the new operating lease of our new principal office which was signed on March 16, 2011.

As of September 30, 2011, the liability for uncertain tax positions was $460,000. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

As of September 30, 2011, we have a funding commitment of $1.5 million for an earn-out in relation to the acquisition of Celestial Systems, Inc. (See Note 5).

Critical Accounting Policies and Estimates

The preparation of our financial statements and accompanying disclosures in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The SEC has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) stock-based compensation; (3) inventory valuation; (4) accounting for income taxes; (5) mask costs; (6) business combinations and (7) goodwill and purchased intangible assets. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. Management believes that there have been no significant changes, except for the adoption of the updated guidance on multiple-deliverable revenue recognition during the nine months ended September 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011.

Recent Accounting Pronouncements

Please refer to the recent accounting pronouncements listed in the footnote 1 of the financial statements.

Item	3. Quantitative and Qualitative Disclosure About Market Risk

During the three and nine months ended September 30, 2011, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on February 28, 2011.

Item	4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We were established in 2000. Our first quarter of profitability since then was the quarter ended September 30, 2007 and we remained profitable until the quarter ended December 31, 2008. We incurred a net loss of $21.4 million for the year ended December 31, 2009 and have been profitable from the quarter ended September 30, 2010. For the year ended December 31, 2010, we recognized net income of $37.1 million. For the nine months ended September 30, 2011, we recognized net income of $9.4 million. As of September 30, 2011, our accumulated deficit was $32.0 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. As a public company, we also incur significant legal, accounting and other expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods may not be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur losses in the future.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 48.6% and 42.5% of our net revenues from our top five customers for the nine months ended September 30, 2011 and 2010, respectively. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and in some cases the portion of our revenues attributable to certain customers may increase in the future. However, we may not be able to maintain or increase sales to certain of our top customers for a variety of reasons, including the following:

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

We have experienced significant growth in a short period of time. Our net revenues increased from approximately $19.4 million in 2005 to $206.5 million in 2010. For the nine months ended September 30, 2011, our net revenue was $202.9 million. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

Because of the wide price differences among our processors, the mix and types of performance capabilities of processors sold affect the average selling price of our products and have a substantial impact on our revenue. Generally, sales of higher performance products have higher gross margins than sales of lower performance products. We currently offer both higher and lower performance products in our NITROX, OCTEON, ECONA and PureVu Video product families. During 2008 and in the first two quarters of 2009, we experienced a sales mix shift towards increased sales of lower performance, lower margin products, which negatively affected our overall gross margins. In the third and fourth quarters of 2009 compared to the first two quarters of 2009, the product mix moved towards higher performance and higher margin products and the product mix was about the same level throughout 2010 and in the three and nine months ended September 30, 2011. If the sales mix shifts back to lower performance, lower margin products, our overall gross margins will be negatively affected. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and as a result can negatively impact our financial results.

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

*We have a limited operating history, and we may have difficulty accurately predicting our future revenues for the purpose of appropriately budgeting and adjusting our expenses.

We were established in 2000. Since we have had only ten quarters of operating profitability, we do not have an extended history from which to predict and manage profitability. Our limited operating experience, a dynamic and rapidly evolving market in which we sell our products, our dependence on a limited number of customers, as well as numerous other factors beyond our control, including general market conditions, impede our ability to forecast quarterly and annual revenues accurately. As a result, we could experience budgeting and cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which could make it difficult for us to attain and maintain profitability and could increase the volatility of the market price of our common stock.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. We have been issued 34 patents in the United States and 8 patents in foreign countries and have an additional 56 patent applications pending in the United States and 26 patent applications pending in foreign countries as of September 30, 2011. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we develop or sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

Our cash equivalents at September 30, 2011 consisted primarily of an investment in a money market fund, which is invested primarily in United States treasury securities, bonds of government agencies, and corporate bonds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of September 30, 2011, we had no direct holdings in these categories of investments and our indirect exposure to these financial instruments through our holdings in money market instruments was immaterial. As of September 30, 2011, we had no impairment charge associated with our cash equivalents relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

As of September 30, 2011, we assessed that it is more-likely-than-not that we will realize our federal deferred tax assets based on positive evidence of our history of profits and projections of future income. Accordingly, we only applied a valuation allowance on the state deferred tax assets. In the event future income by jurisdiction is less than what is currently projected, we may be required to record a valuation allowance to these deferred tax assets in jurisdictions where realization of such assets are no longer more-likely-than-not. This would have adverse impact in our operating results (see Note 9, “Income Taxes”, of the Notes to Consolidated Financial Statements).

Risks Related to our Common Stock

The market price of our common stock may be volatile, which could cause the value of your investment to decline.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through September 30, 2011, our stock price has fluctuated from a low of $7.61 to a high of $47.60. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2011, we had 48,847,148 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Use of Proceeds from Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-140660), that was declared effective by the SEC on May 1, 2007. Approximately $94.7 million in net proceeds was received by us in the offering, after deducting approximately $7.3 million in underwriting discounts, commissions, and $2.8 million in other offering costs, were invested in various interest-bearing instruments. Of the total net proceeds, as of September 30, 2011, $88.7 million had been used for acquisitions, general corporate purposes, including the repayment of the outstanding balances under a term loan with Silicon Valley Bank, general and administrative and manufacturing expenses. The total outstanding balance as of September 30, 2011 was approximately $6.0 million.

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

CAVIUM, INC.

Date: November 4, 2011	By:	/s/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer and Vice President of Finance and Administration and Secretary

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated January 25, 2011, between Cavium, Inc., and Wavesat, Inc. (1)

2.2	Asset Purchase Agreement, dated January 31, 2011, between Cavium, Inc., Cavium Networks Singapore Pte. Ltd., and Celestial Semiconductor, Ltd (2)

2.3	Supplemental Agreement relating to the Asset Purchase Agreement dated January 31, 2011 between Cavium, Inc., Cavium Networks Singapore Pte. Ltd., and Celestial Semiconductor, dated March 4, 2011 (3)

3.1	Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated Bylaws of the Registrant(5)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (6)

4.3	Shareholders Agreement by and between Cavium, Inc. and Celestial Semiconductor, dated March 4, 2011(7)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (001-33435), filed with the SEC on January 31, 2011, and incorporated herein by reference.

(2)	Filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (001-33435), filed with the SEC on February 3, 2011, and incorporated herein by reference.

(3)	Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (001-33435), filed with the SEC on March 9, 2011, and incorporated herein by reference.

(4)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (No. 001-33435), filed with the SEC on September 20, 2011, and incorporated herein by reference.

(5)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 13, 2007, as amended, and incorporated herein by reference.

(6)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 24, 2007, as amended, and incorporated herein by reference.

(7)	Filed as Exhibit 1.2 to the Registrant’s Current Report on Form 8-K (001-33435), filed with the SEC on March 9, 2011.

*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

**	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.