Form 10-K
period 2011-12-31
CAVIUM, INC.
filed 2012-02-27
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33435

CAVIUM, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0558625
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2315 N. First Street

San Jose, CA 95131

(408) 943-7100

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was approximately $2.0 billion, based on the number of shares held by non-affiliates of the registrant, and based on the reported last sale price of common stock on The NASDAQ Global Market for such date.

Number of shares of common stock outstanding as of February 16, 2012: 49,407,624

Documents Incorporated by Reference: Portions of the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this form 10-K are incorporated by reference in Part III of this Form 10-K.

CAVIUM, INC.

YEAR ENDED DECEMBER 31, 2011

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

Overview

We are a provider of highly integrated semiconductor processors that enable intelligent processing for networking, communications, storage, wireless, security, video and connected home and office applications. Our products allow customers to develop networking, wireless, storage and electronic equipment that are application-aware and content-aware and securely processes voice, video and data traffic at high speeds. Our products also include a rich suite of embedded security protocols that enable unified threat management, or UTM, secure connectivity, network perimeter protection, Deep Packet Inspection, or DPI, network virtualization, broadband gateways, third generation/fourth generation or 3G/4G wireless infrastructure, storage systems, wireless High-Definition Multimedia Interface or HDMI cable replacement and embedded video applications. Our products are systems on a chip, or SoCs, which incorporate single or multiple processor cores, a highly integrated architecture and customizable software that is based on a broad range of standard operating systems. We focus our resources on the design, sales and marketing of our products, and outsource the manufacturing of our products.

We generate the majority of our net revenue from sales of our products to providers of networking equipment that sell into the enterprise network, data center, broadband and consumer, access and service provider markets. Our products are used in a broad array of networking equipment, including routers, switches, content-aware switches, UTM and other security appliances, application-aware gateways, voice/video/data, or triple-play, gateways, wireless local area network, or WLAN, and 3G/4G WiMax/Long Term Evolution, or LTE access, aggregation and gateway devices, storage networking equipment, servers and intelligent network interface cards, Internet protocol, or IP surveillance systems, digital video recorders, wireless HDMI cable replacement systems, video conferencing systems and connected home and office equipment such as print servers, wireless routers and broadband gateways. We have a broad portfolio of multi-core processors to deliver integrated and optimized hardware and software embedded solutions to the market. Our software and service revenue are mainly from the sale of software subscriptions of embedded Linux operating system, related development tools, application software stacks, support and professional services.

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

According to Cisco Systems Inc.’s Visual Networking Index forecast, global Internet video traffic surpassed global peer-to-peer traffic in 2010, and in 2012, Internet video will account for over 50 percent of consumer Internet traffic. Likewise, the Visual Networking Index Forecasts that the video on demand traffic will triple by 2015. New media rich applications for both consumers and enterprises, like Facebook, YouTube, Hulu, MySpace, high definition or HD movie downloads, internet video on the PC, video conferencing, online gaming, distance learning and telemedicine are the major drivers of this market growth. In the future, Internet delivery of video to the TV and mobile devices followed by cost effective, HD interactive video communications is expected to fuel the future growth of video traffic over the Internet. This growth of video over the network is driving many of our customers in the networking and communications space to acquire video technology, applications and expertise. To address the future needs of our customers we acquired differentiated, low-latency video encoding technology via our purchase of W&W Communications, Inc. in 2008.

The acquisition of MontaVista Software, Inc. in 2009 complements our broad portfolio of multi-core processors to deliver integrated and optimized embedded solutions to the market. Our revenue from MontaVista is mainly from sale of software subscriptions of embedded Linux operating system, related development tools, support and professional services. In October 2010, we acquired Celestial Systems, Inc., an India-based technology and services partner with long term connections and synergies with MontaVista. With the acquisition of Celestial Systems, we gained critical mass in delivering key technologies and services such as Automotive Infotainment Systems, Digital Media product development and Android commercialization support.

In January 2011, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Wavesat Inc. This acquisition added multicore wireless digital system processing to our embedded processor product line. In March 2011, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Celestial Semiconductor, Ltd. With this acquisition, we have added a processor family targeted for the large and growing market of digital media players.

The processing needs of advanced networking systems can be described in the context of the Open System Interconnection, or OSI Model, which divides network activities, equipment, and protocols into seven layers. According to this model, Layers 1 through 3 are the physical, data link and network layers, respectively, which provide the protocols to ensure the transmission of data between the source and destination regardless of the content and type of data processed. Traditionally, network infrastructure products have focused on Layer 1 through 3 products that route and switch data traffic based solely on the source and destination address contained in the packet header. Processors that provide Layer 1 through 3 solutions are widely available from many vendors. Layers 4 through 7 are the transport, session, presentation and application layers, which provide the protocols to enable the reliable end-to-end communication of application information. Intelligent processing generally takes place in Layers 4 through 7. In order to provide this intelligence, advanced networking systems must include processors that enable extensive inspection of the application and data content, or deep packet inspection, and make intelligent switching and routing decisions based upon that inspection. To address customer demands, providers of networking equipment must offer products that include functionality such as intelligent routing or switching of network traffic prioritized by application and data content, and security services. Processors required for Layer 4 through 7 processing are significantly more complex than processors that provide only Layer 1 through 3 solutions.

The processing needs of the digital video market can be categorized into five distinct market segments namely capture, process, transport, receive and display. Our networking products serve in the video traffic transport market with single and multicore processors. The video transport market includes equipment used in cable networks, satellite networks and the Internet such as routers, switches and content load-balancers that support the bandwidth, low-latency and quality of service required for video. Video processing technology is required to play in the capture, process and display segments of the market. The video capture market includes all types of video recording equipment ranging from high-end broadcast quality cameras to IP cameras for video surveillance, video conferencing and personal use camcorders, IP cameras and webcams. The video process market needs high-channel density and translating and transcoding for video infrastructure equipment such as cable head-end video systems, IP Multimedia Subsystem, or IMS, gateways, broadcast systems, multi-channel digital video recorders (DVRs), video conference multi-point control unit and gateways. The video display market includes LCD screens and flat panels, plasma displays and projectors where high quality 1080p HD encode and decode and low latency are required for display and wireless connectivity. This market is served by our video processing products. Networking, wireless, storage and electronic equipment providers address the need for next generation video systems using a variety of approaches. These approaches include internally designed custom semiconductor products, such as application-specific integrated circuits, or ASICs, digital signal processors, or DSPs, field-programmable gate arrays, or FPGAs, or other proprietary chips, multiple chip offerings, general purpose central processing units, or CPUs, from merchant suppliers, software-based solutions or a combination of these approaches. While these approaches have been adequate for the basic Layer 1 through 3 processing, they are less effective as the need for Layer 4 through 7 intelligent processing increases and line rates continue to increase. As a result, providers of networking equipment are increasingly turning to third-party vendors for high performance, power-efficient and cost-effective intelligent processing products.

Products

OCTEON®, OCTEON® PlusTM, OCTEON II®, NITROX®, NEURONTM, CelestialTM , ECONA® and PureVu® are trademarks or registered trademarks of Cavium, Inc.

We offer highly integrated semiconductors that provide single or multiple cores of processors, along with intelligent Layer 2 through 7 processing for enterprise network, data center, broadband and consumer, and access and service provider markets. All of our products are compatible with standards-based operating systems and general purpose software to enable ease of programming, and are supported by our ecosystem partners. Our MontaVista Software products offer commercial grade embedded Linux operating systems, development tools, application software stacks, support and services. Our software embedded Linux products provide a high quality operating system and productivity tools across a wide range of embedded processors that are sold by us.

Our OCTEON, OCTEON Plus, OCTEON II and OCTEON III Multi-core MIPS64 processor families provide integrated Layer 4 through 7 data and security processing (with additional capabilities at Layers 2 and 3) at line speeds from 100Mbps to 100Gbps. OCTEON processors integrate control plane processing, packet processing, security processing and content acceleration, as well as a broad set of input/output interfaces in a single chip. In addition, OCTEON III processors also provide search processing. Our OCTEON processors have been adopted in a wide variety of original equipment manufacturer, or OEM, networking equipment.

Our NITROX processor family offers stand-alone security processors and Layer 7 content processors that provide the functionality required for Layer 3 to Layer 7 secure communication in a single chip. These single chip, custom-designed processors provide complete security protocol processing, encryption, authentication algorithms and intelligent deep packet inspection to reduce the load on the system processor and increase total system throughput. The NITROX III, which is a 16 to 64- core processor family, delivers security and compression processors for application delivery, cloud computing and wide area network optimization at up to 40 Gbps data rates and up to 200,000 secure transactions.

The NEURON search processor family targets a wide range of high performance, L2-L4 Network Search applications in Enterprise and Service Provider Infrastructure equipment. This new family includes the NEURON search and NEURONMAX search product lines with support for both IPv4 and IPv6 rules and delivers 100 Million to over 1.6 Billion searches per second with guaranteed low latency. The NEURON search family delivers up to four times the capacity per chip enabling the replacement of four existing 40 Mbit TCAMs, while the NEURONMAX Search family enables virtually unlimited expansion at less than half the power consumption while dramatically slashing the cost, making them ideal for a wide range of enterprise, data center and wired/wireless service provider applications.

The ECONA family of scalable multi-core ARM-based SoC products is targeted at applications that demand highly integrated, cost-effective, energy efficient processing platforms in the broadband-connected, digital home and office markets. The ECONA SoC family integrates multi-core ARM CPUs, comprehensive high speed interfaces and hardware offload engines for high performance connected gateways and networked storage, security gateways, wireless routers and wireless access points, portable media devices and other networked appliances. With on-chip power management capability, the ECONA SoC family is designed to meet very stringent power consumption requirements of the broadband-connected, digital home and office markets and enables fan-less operation and compact industrial designs.

The Celestial family of processors is optimized for set-top boxes using high definition video broadcast formats. The Celestial family of processors uses high performance ARM CPUs with memory management units supporting DDR2 and DDR3 DRAM, programmable multi-stream transport de-multiplexers and digital content recording engines. The Celestial family also supports conditional access standards and digital rights management technology. The Celestial family enables highly differentiated products with advanced features such as H.264 and High Definition Motion JPEG video encoder. All of the Celestial product family includes Cavium’s WiVu™ wireless video distribution technology, which enables set-top box products to receive and stream video from a variety of mobile devices and consumer appliances such as smart phones, tablets, laptop and desktop PCs.

The PureVu™ CNW6XXX processors are Cavium’s most integrated and flexible media processor SoC for wireless display and media streaming applications. With a powerful ARM subsystem, 1080p multi-format video decoding capability, and offload engines for decryption and graphics, the CNW6XXX family is capable of supporting a wide range of protocols including Cavium’s WiVu™, WiFi Alliances wireless display standard specification, Intel’s WiDi, and the popular media streaming standard, DLNA. The PureVu™ CNW5XXX family combines Cavium’s Super-Low-Latency (SLL) H.264 video processor, high performance NITROX security technology, and intelligent networking and packet processing capabilities in a fully integrated SoC.

The MontaVista software products include embedded Linux operating systems, support, development tools and professional services. Our MontaVista Linux MVL6 product includes commercial grade Linux operating systems with pre-packaged open source packages and development. In addition to our MontaVista software products we also market and sell discrete software stacks designed to help our customers build products with fewer development resources. We offer customized professional services that help our customers build feature rich products using our processor and Linux expertise. The MontaVista Linux Carrier Grade Edition 6.0, CGE 6.0 is a multicore resource management architecture that will allow multiple embedded technologies to run side-by-side in a virtualized environment. The MontaVista virtualization platform is based entirely on Linux and includes Linux Containers and KVM virtualization as a RTOS-like Bare Metal Engine, BME, and implementation. MontaVista Software continues to implement and support CGE 6.0 across multiple architectures and semiconductor platforms.

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

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. Cisco Systems, Inc. accounted for 24% of net revenue in 2011. No other customer accounted for more than 10% of our revenues in 2011.

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

Integrated Circuit Fabrication. Our integrated circuits are fabricated using complementary metal-oxide semiconductor, or CMOS processes, which provide greater flexibility to engage independent foundries to manufacture our integrated circuits. By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facility, which would not be feasible for a company at our stage of development. We currently outsource a substantial percentage of our integrated circuit manufacturing to Taiwan Semiconductor Manufacturing Company, or TSMC, with the remaining manufacturing outsourced to Samsung Electronics, or Samsung, Fujitsu Microelectronics, or Fujitsu and United Microelectronics Corporation, or UMC. We work closely with TSMC, Samsung, Fujitsu and UMC to forecast on a monthly basis our manufacturing capacity requirements. Our integrated circuits are currently fabricated in several advanced, sub-micron manufacturing processes. Because finer manufacturing processes lead to enhanced performance, smaller size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technology in order to reduce cost and improve performance.

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

Research and Development

We believe that our future success depends on our ability to introduce enhancements to our existing products and to develop new products for both existing and new markets. Our research and development efforts are directed largely to the development of additional high-performance multi-core microprocessor semiconductors. We are also focused on incorporating functions currently provided by stand-alone semiconductors into our products. We have assembled a team of highly skilled semiconductor and embedded software design engineers who have strong design expertise in high performance multi-core microprocessor design, along with embedded software, security and networking expertise. Our engineering design teams are located in San Jose, California, Marlborough, Massachusetts, Beijing, China, Hsin-Chu, Taiwan, Madrid, Spain and Hyderabad, Chennai and Bangalore, India. As of December 31, 2011, we had 526 employees in our research and development group. Our research and development expenses were $92.2 million, $60.6 million and $42.7 million for the years ended December 31, 2011, 2010 and 2009 respectively.

Business Combinations

In August 2008, we acquired substantially all of the assets of Star Semiconductor Corporation (“Star”) for a purchase price of approximately $9.6 million. With the acquisition of Star, we added the Star ARM-based processors to our portfolio to address connected home and office applications and have since introduced our ECONA line of dual-core ARM processors that address a large variety of connected home and office applications.

In December 2008, we acquired W&W Communications, Inc. for a total purchase price of $8.3 million. This acquisition launched us into the video processor market with our PureVu product line. These products address the need for video processing in wireless displays, teleconferencing, gaming and other applications.

In December 2009, we acquired MontaVista Software, Inc. for a total purchase price of $45.2 million. In addition, per the merger agreement, we paid $6.0 million, consisting of a mix of shares of our common stock and cash to certain individuals in connection with the termination of MontaVista’s 2006 Retention Compensation Plan. This acquisition complements our broad portfolio of multi-core processors to deliver integrated and optimized embedded solutions to the market.

In October 2010, we acquired Celestial Systems, Inc. for aggregate cash consideration of $4.4 million. In addition, we paid the full earn-out of $1.5 million in cash upon the achievement of certain milestones as set forth in the asset purchase agreement. With the acquisition of Celestial Systems, we gained critical mass in delivering key technologies and services such as automotive infotainment systems, digital media product development and android commercialization and support.

In January 2011, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Wavesat Inc. We paid $10.0 million in cash, plus the aggregate amount of certain liabilities, which were specified in the related purchase agreement. We also made advances to Wavesat in the form of a loan prior to the closing of the acquisition amounting to $500,000 to fund Wavesat’s operations. This acquisition added multicore wireless digital system processing to our embedded processor product line.

In March 2011, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Celestial Semiconductor, Ltd. Under the terms of the asset purchase agreement and related supplemental agreement, we paid approximately $20.3 million in total cash consideration and issued 806,265 shares of our common stock. With the acquisition of Celestial Semiconductor, we have added a processor family targeted for the large and growing market of digital media players.

For a complete discussion on our acquisitions in 2009 to 2011, see “Note 5 Business Combinations” in Item 8 of this Annual Report, which is incorporated herein by reference.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections.

As of December 31, 2011, we had 35 issued and 72 pending patent applications in the United States, and 8 issued and 26 pending foreign patent applications. The issued patents in the United States expire in the years beginning in 2018 through 2030. The issued foreign patents expire in the years beginning in 2022 through 2027. Our issued patents and pending patent applications relate to security processors, multi-core microprocessor processing and other processing concepts. We focus our patent efforts in the United States, and, when justified by cost and strategic importance, we file corresponding foreign patent applications in strategic jurisdictions within Asia and Europe. Our patent strategy is designed to provide a balance between the need for coverage in our strategic markets and the need to maintain costs at a reasonable level. We believe our issued patents and patent applications, to the extent the applications are issued, may be used defensively by us in the event of future intellectual property claims.

In addition to our own intellectual property, we also rely on third-party technologies for the development of our products. We license certain technology from MIPS Technologies, Inc., pursuant to a license agreement entered into in December 2003 wherein we were granted a non-exclusive, worldwide license to MIPS Technologies’ microprocessor core technology to develop, implement and use in our products. In September 2010, we renewed an agreement with MIPS Technologies which will expire in September 2026. The agreement permits us to continue selling in perpetuity products developed during the term of the agreement containing the licensed technology.

We obtained a registration for our OCTEON, NITROX, PureVu and ECONA trademark in the United States. We also have a license from MIPS Technologies, Inc. to use cnMIPS as a trademark.

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

We are not currently a party to any legal proceedings related to intellectual property, which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows.

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

In the networking, wireless, storage and connected home and office markets we consider our primary competitors to be other companies that provide embedded processor products to the market, including Broadcom Corporation, Freescale Semiconductor, Inc., Intel Corporation, Marvell Technology Group Ltd., PMC-Sierra, Inc., and NetLogic Microsystems, Inc. Most of these competitors offer products that differ in functionality and processing speeds and address some or all of our four target end markets. In the video capture, process and display market segments we consider our competition to be companies that provide video encode and decode solutions, including Broadcom, and Wondermedia.

In the embedded commercial Linux operating system and professional services markets, we consider the primary competitors for our software products to be Wind River Systems, Inc., a subsidiary of Intel Corporation and, to a lesser extent, Canonical Programming, Inc. and Mentor Graphics Corporation.

Our competitors include public companies with broader product lines, a large installed base of customers and greater resources compared to us. We expect continued competition from existing suppliers as well as from potential new entrants into our markets. Our ability to compete depends on a number of factors, including our success in identifying new and emerging markets, applications and technologies and developing products for these markets; our products’ performance and cost effectiveness relative to that of our competitors’; our ability to deliver products in large volume on a timely basis at a competitive price; our success in utilizing new propriety technologies to offer products and features not previously available in the marketplace; our ability to recruit good talent, including design and application engineers; and our ability to protect our intellectual property.

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

Geographic Information

For geographic financial information, see “Note 11. Segment and Geographical Information” in Item 8 of this Annual Report, which is incorporated herein by reference.

Employees

As of December 31, 2011, we had 864 regular employees located in the United States, India and other countries in Asia and Europe, which was comprised of: 151 employees in manufacturing and direct service operations, 526 in engineering, research and development, and 187 in sales, marketing and administrative. None of our employees is represented by a labor union and we consider current employee relations to be good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of February 16, 2012:

Syed B. Ali	53	President, Chief Executive Officer, Director and Chairman of the Board of Directors

Arthur D. Chadwick	55	Vice President of Finance and Administration, Chief Financial Officer and Secretary

Anil Jain	55	Corporate Vice President, IC Engineering

Rajiv Khemani	44	Chief Operating Officer

Vincent P. Pangrazio	48	Senior Vice President and General Counsel

Syed B. Ali is one of our founders and has served as our President, Chief Executive Officer and Chairman of the Board of Directors since the inception of the Company in 2000. From 1998 to 2000, Mr. Ali was Vice President of Marketing and Sales at Malleable Technologies, a communication chip company of which he was a founding management team member. Malleable Technologies was acquired by PMC Sierra, Inc., a communication IC company in 2000. From 1994 to 1998, Mr. Ali was an Executive Director at Samsung Electronics. Prior to that, he had various positions at Wafer Scale Integration, a division of SGS-Thompson, Tandem Computer, and American Microsystems. He received a BE (Electrical Engineering) from Osmania University, in Hyderabad, India and an MSE from the University of Michigan.

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

Rajiv Khemani has served as our Chief Operating Officer effective January 2011. He previously served as our Vice President and General Manager of Networking and Communications Division from February 2009 to January 2011, served as our Vice President of Marketing and Sales from January 2007 to February 2009, and served as our Vice President of Marketing from June 2003 to January 2007. Prior to joining us, from 1998 to May 2003, he worked for Intel Corporation, a microprocessor IC company. From 2002 to 2003, he served as General Manager of Intel’s high-end network processor business unit. From 1999 to 2002, he served as Director of Marketing in Intel’s network processor division. He joined Intel through Intel’s acquisition of Netboost, a network processor startup. Prior to Netboost, Mr. Khemani held engineering, marketing and management positions at Network Appliance and Sun Microsystems. He received a bachelor degree in Computer Engineering from the Indian Institute of Technology, New Delhi, an MS in Computer Science from New York University and an MBA from Stanford University Graduate School of Business.

Vincent P. Pangrazio has served as our Senior Vice President and General Counsel since March 2011. Prior to joining us, from 2000 to 2011, Mr. Pangrazio was a partner in the business department at the law firm of Cooley LLP. From 1999 to 2000, Mr. Pangrazio served as Vice President and General Counsel for Women.com Networks, Inc., a network online site featuring content and services for women. From 1993 to 1999, Mr. Pangrazio was an associate in the business department at Cooley LLP. From 1985 to 1993, Mr. Pangrazio worked as an electrical engineer for the Los Angeles Department of Water and Power in the areas of power generation and distribution. Mr. Pangrazio received a BS degree in Electrical Engineering from Loyola Marymount University and received his J.D. degree from Loyola Law School.

Corporate Information

We were incorporated in California in November 2000 and reincorporated in Delaware in February 2007. Our principal offices are located at 2315 N. First Street, San Jose, California 95131, and our telephone number is (408) 943-7100. Our Web site address is www.cavium.com. Information found on, or accessible through, our Web site is not a part of, and is not incorporated into, this Annual Report on Form 10-K. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “the company,” “we,” “us” and “our” refer to Cavium, Inc. and its wholly-owned subsidiaries on a consolidated basis.

Available Information

We file electronically with the United States Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on our website at http://www.cavium.com, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC.

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

We were established in 2000. Our first quarter of profitability since then was the quarter ended September 30, 2007 and we remained profitable through the quarter ended September 30, 2008. We incurred a net loss of $21.4 million for the year ended December 31, 2009 and became profitable from the quarter ended June 30, 2010 through the quarter ended September 30, 2011. For the years ended December 31, 2010 and 2011, we recognized net income of $37.1 million and $33,000, respectively. As of December 31, 2011, our accumulated deficit was $41.5 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. As a public company, we also incur significant legal, accounting and other expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods may not be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur losses in the future.

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

•	the forecasting, scheduling, rescheduling or cancellation of orders by our customers;

•	the timing of our new product introductions;

•	our dependence on a few significant customers;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, and with the experience and capabilities that we need;

•	our ability to successfully define, design and release new products in a timely manner that meet our customers’ needs;

•	changes in manufacturing costs, including wafer, test and assembly costs, mask costs, manufacturing yields and product quality and reliability;

•	the timing and availability of adequate manufacturing capacity from our manufacturing suppliers;

•	the timing of announcements by our competitors or us;

•	future accounting pronouncements and changes in accounting policies;

•	volatility in our stock price, which may lead to higher stock compensation expenses;

•	general economic and political conditions in the countries where we operate or our products are sold or used;

•	costs associated with litigation, especially related to intellectual property; and

•	productivity and growth of our sales and marketing force.

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

The market for our products is highly competitive and we expect competition to intensify in the future. This competition could make it more difficult for us to sell our products, and result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share or expected market share, any of which would likely seriously harm our business, operating results and financial condition. For instance, semiconductor products have a history of declining prices as the cost of production is reduced. However, if market prices decrease faster than product costs, gross and operating margins can be adversely affected. Currently, we face competition from a number of established companies, including Broadcom Corporation, Freescale Semiconductor, Inc., Intel Corporation, Marvell Technology Group Ltd., PMC-Sierra, Inc., and NetLogic Microsystems, Inc. In addition, in the video capture, process and display market segments we consider our competition to be companies that provide video encode and decode solutions, including Broadcom, Marvell and Wondermedia Technologies, Inc.

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

We expect increased competition from other established and emerging companies both domestically and internationally. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties. If so, new competitors or alliances that include our competitors may emerge that could acquire significant market share. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. In the future, further development by our competitors could cause our products to become obsolete. We expect continued competition from incumbents as well as from new entrants into the markets we serve. Our ability to compete depends on a number of factors, including:

•	our success in identifying new and emerging markets, applications and technologies and developing products for these markets;

•	our products’ performance and cost effectiveness relative to that of our competitors’ products;

•	our ability to deliver products in large volume on a timely basis at a competitive price;

•	our success in utilizing new and proprietary technologies to offer products and features previously not available in the marketplace;

•	our ability to recruit design and application engineers and sales and marketing personnel; and

•	our ability to protect our intellectual property.

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

We generally do not obtain firm, long-term purchase commitments from our customers. Because production lead times often exceed the amount of time required to fulfill orders, we often must build in advance of orders, relying on an imperfect demand forecast to project volumes and product mix. Our demand forecast accuracy can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, adverse changes in our product order mix and demand for our customers’ products. Even after an order is received, our customers may cancel these orders or request a decrease in production quantities. Any such cancellation or decrease subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory which we may be unable to sell to other customers. Alternatively, if we are unable to project customer requirements accurately, we may not build enough products, which could lead to delays in product shipments and lost sales opportunities in the near term, as well as force our customers to identify alternative sources, which could affect our ongoing relationships with these customers. We have in the past had customers dramatically increase their requested production quantities with little or no advance notice. If we do not timely fulfill customer demands, our customers may cancel their orders. Either underestimating or overestimating demand could lead to insufficient, excess or obsolete inventory, which could harm our operating results, cash flow and financial condition, as well as our relationships with our customers.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 49%, 41% and 52% of our net revenues from our top five customers for the years ended December 31, 2011, 2010 and 2009, respectively. We received approximately 24%, 22% and 24% of our net revenue from Cisco for the years ended December 31, 2011, 2010 and 2009, respectively. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and in some cases the portion of our revenues attributable to certain customers may increase in the future. However, we may not be able to maintain or increase sales to certain of our top customers for a variety of reasons, including the following:

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

We have experienced significant growth in a short period of time. Our net revenues increased from approximately $7.4 million in 2004 to $259.2 million in 2011. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. Our competitiveness and future success depend on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost effective basis. A fundamental shift in technologies in any of our product markets could harm our competitive position within these markets. Our failure to anticipate these shifts, to develop new technologies or to react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and a loss of design wins to our competitors. The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as a variety of specific implementation factors, including:

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

Generally, sales of higher performance products have higher gross margins than sales of lower performance products. We currently offer both higher and lower performance products in our NITROX, OCTEON, ECONA, NEURON, Celestial and PureVu product families. During 2008 and in the first two quarters of 2009, we experienced a sales mix shift towards increased sales of lower performance, lower margin products, which negatively affected our overall gross margins. In the third and fourth quarters of 2009, the product mix moved towards higher performance and higher margin products and the product mix was at about the same level throughout 2010 and 2011. If the sales mix shifts back to lower performance, lower margin products, our overall gross margins will be negatively affected. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and as a result can negatively impact our financial results.

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

Our customers generally establish demanding specifications for quality, performance and reliability that our products must meet. However, our products are highly complex and may contain defects and failures when they are first introduced or as new versions are released. If defects and failures occur in our products during or after the design phase, we could experience lost revenues, increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts, diversion of management resources or damage to our reputation and brand equity, and in some cases consequential damages, any of which would harm our operating results. In addition, delays in our ability to fill product orders as a result of quality control issues may negatively impact our relationship with our customers. We cannot assure you that we will have sufficient resources, including any available insurance, to satisfy any asserted claims.

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

The reasons for this delay generally include the following elements of our product sales and development cycle timeline and related influences:

•	our customers usually require a comprehensive technical evaluation of our products before they incorporate them into their designs;

•	it can take from nine months to three years from the time our products are selected to commence commercial shipments; and

•	our customers may experience changed market conditions or product development issues.

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

We have developed relationships with third parties, which we refer to as ecosystem partners, which provide operating systems, tool support, reference designs and other services designed for specific uses with our SoCs. We believe that these relationships enhance our customers’ ability to get their products to market quickly. If we are unable to continue to develop or maintain these relationships, we might not be able to enhance our customers’ ability to commercialize their products in a timely fashion and our ability to remain competitive would be harmed, which could negatively impact our ability to generate revenue and our operating results

The loss of any of our key personnel could seriously harm our business, and our failure to attract or retain specialized technical, management or sales and marketing talent could impair our ability to grow our business.

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

In addition, we rely on stock-based awards as one means for recruiting, motivating and retaining highly skilled talent. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations. A decline in the trading price of our common stock would result in the exercise price of a portion of our outstanding options to exceed the trading price of our common stock, reducing the effectiveness of these stock-based awards. Consequently, we may not continue to successfully attract and retain key personnel which would harm our business.

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

We are subject to governmental export and import controls that may adversely affect our business.

We and our customers are subject to various import and export laws and regulations. Government export regulations apply to the encryption or other features contained in some of our products. If we fail to continue to receive licenses or otherwise comply with these regulations, we may be unable to manufacture the affected products at foreign foundries or ship these products to certain customers, or we may incur penalties or fines. In addition, changes in import or export laws and regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products or cause decreased use of our products by customers with international operations, each of which would adversely affect our business and results of operations.

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

The fabrication of integrated circuits is a complex and technically demanding process. Our foundries could, from time to time, experience manufacturing defects and reduced manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields or unacceptable performance. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. In addition, our manufacturing processes with our foundries are unique and not within the customary manufacturing processes of these foundries, which may lead to manufacturing defects, reduced manufacturing yields and/or increases in manufacturing costs. Poor yields from our foundries, or defects, integration issues or other performance problems in our products could cause us significant customer relations and business reputation problems, harm our financial results and result in financial or other damages to our customers. Our customers could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. We have been issued 35 patents in the United States and 8 patents in foreign countries and have an additional 72 patent applications pending in the United States and 26 patent applications pending in foreign countries as of December 31, 2011. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

We enter into confidentiality agreements with our employees, consultants and strategic partners. We also control access to and distribution of our technologies, documentation and other proprietary information. However, internal or external parties may copy, disclose, obtain or use our proprietary information without our authorization. Further, current or former employees or third parties may attempt to misappropriate our proprietary information.

Monitoring unauthorized use of our intellectual property and the intellectual property of our customers and strategic partners is difficult and costly. Although we are not aware of any unauthorized use of our intellectual property in the past, it is possible that unauthorized use of our intellectual property may have occurred or may occur without our knowledge. We cannot assure you that the steps we have taken will prevent unauthorized use of our intellectual property.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. From time to time we receive communications that allege we have infringed certain patents, trade secrets or other intellectual property rights owned by others. Any such allegations, regardless of merit, could cause us to incur significant costs in responding to, defending and resolving such allegations. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling products or using technology that contain the allegedly infringing intellectual property;

•	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others;

•	incur significant legal expenses;

•	pay substantial damages to a third party if we are found to be infringing;

•	redesign those products that contain the allegedly infringing intellectual property; or

•	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.

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

In May 2008, we acquired certain assets of Parallogic Corporation, in August 2008 we acquired substantially all of the assets of Star Semiconductor Corporation; in December 2008, we acquired W&W Communications, Inc.; in December 2009 we acquired MontaVista Software, Inc.; in October 2010, we acquired substantially all of the assets of Celestial Systems; in January 2011, we acquired substantially all of the assets and assumed certain liabilities of Wavesat Inc.; and in March 2011, we acquired substantially all of the assets and assumed certain liabilities of Celestial Semiconductor, Ltd. We expect that we will in the future continue to acquire companies or assets of companies that we believe to be complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market or application skills or enhancing and expanding our existing product lines. In connection with any such future acquisitions, we may need to use a significant portion of our available cash, issue additional equity securities that would dilute current stockholders’ percentage ownership and incur substantial debt or contingent liabilities. Such actions could adversely impact our operating results and the market price of our common stock. In addition, difficulties may occur in assimilating and integrating the operations, personnel, technologies, and products of acquired companies or businesses. Further, key personnel of an acquired company may decide not to work for us. Moreover, to the extent we acquire a company with existing products; those products may have lower gross margins than our customary products, which could adversely affect our gross margin and operating results. If an acquired company also has inventory that we assume, we will be required to write up the carrying value of that inventory to fair value. When that inventory is sold, the gross margins for those products will be reduced and our gross margins for that period would be negatively affected. Furthermore, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of such acquired businesses. As a result, we would be required to record material amounts of goodwill, and acquired in-process research and development charges and other intangible assets, which could result in significant impairment and acquired in-process research and development charges and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses and potential restructuring costs associated with an acquisition, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

We rely on third-party technologies for the development of our products and our inability to use such technologies in the future would harm our ability to remain competitive.

We rely on third parties for technologies that are integrated into our products, such as wafer fabrication and assembly and test technologies used by our contract manufacturers, as well as licensed MIPS and ARM architecture technologies. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner and our ability to remain competitive would be harmed, which could harm our business, results of operations and financial condition. In addition, if we are unable to successfully license technology from third parties to develop future products, we may not be able to develop such products in a timely manner or at all.

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

Our cash equivalents at December 31, 2011 consisted primarily of an investment in a money market fund, which is invested primarily in United States treasury securities, bonds of government agencies, and corporate bonds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities, European sovereign debt and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of December 31, 2011, we had no direct holdings in these categories of investments and our indirect exposure to these financial instruments through our holdings in money market instruments was immaterial. As of December 31, 2011, we had no impairment charges associated with our cash equivalents relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

As a global company, we are subject to taxation in the United States and various other countries and states. Significant judgment is required to determine and estimate worldwide tax liabilities. We may further expand our international operations and staff to better support our international markets. As a result, we anticipate that our consolidated pre-tax income will be subject to tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate. Our future effective income tax rates could be adversely affected if tax authorities were to successfully challenge our international tax structure or if the relative mix of United States and international income changes for any reason, or US or foreign tax laws were to change. Accordingly, there can be no assurance that our income tax rate will continue to be less than the United States federal statutory rate.

Any significant change in our future effective tax rates could adversely impact our consolidated financial position, results of operations and cash flows. Our future effective tax rates may be adversely affected by a number of factors including:

•	changes in tax laws in the countries in which we operate or the interpretation of such laws;

•	increase in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with the acquisitions;

•	changes in share based compensation expense;

•	change in the mix of income among different taxing jurisdictions;

•	audit examinations with adverse outcomes;

•	changes in generally accepted accounting principles; and

•	our ability to use tax attributes such as research and development tax credits and net operating losses.

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

As of December 31, 2011, we assessed that it is more-likely-than-not that we will realize our federal deferred tax assets based on positive evidence of our history of profits and projections of future income. Accordingly, we only applied a valuation allowance on the state deferred tax assets. In the event future income by jurisdiction is less than what is currently projected, we may be required to record a valuation allowance to these deferred tax assets in jurisdictions where realization of such assets are no longer more-likely-than-not. This would have adverse impact in our operating results (see Note 9 of the Notes to Consolidated Financial Statements).

Risks Related to our Common Stock

The market price of our common stock may be volatile, which could cause the value of your investment to decline.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through December 31, 2011, our stock price has fluctuated from a low of $7.61 to a high of $47.60. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Beginning June 1, 2011, our principal executive office is located in a leased facility in San Jose, California, consisting of approximately 113,400 square feet of office space under lease that expires at the end of February 2019. This facility accommodates our principal software engineering, sales, marketing, operations and finance and administrative activities. Prior to June 1, 2011, our principal executive office was located in a leased facility in Mountain View, California, which lease expired in August 2011.

Our semiconductor product segment occupies a shared portion of the leased facility in San Jose, California. We also occupy space in Marlborough, Massachusetts, consisting of approximately 74,700 square feet of office space under a lease that expires at the end of April 2013, which accommodates a portion of our product design team. Internationally, we also lease offices in Hyderabad, Chennai and Bangalore, India pursuant to leases that expire from March 2013 through February 2014, which accommodate a portion of our product design team. In addition, we lease office spaces that are not considered principal offices in Beijing, China, Hsin-Chu, Taiwan and Madrid, Spain which accommodate our product design teams.

Prior to December 2011, our software and services segment mainly occupied leased office space in Sunnyvale, California consisting of approximately 82,000 square feet pursuant to a lease that expires in January 2013. In December 2011, we moved these operations to our principal office in San Jose, California.

We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available for lease to meet future needs.

Item 3.	Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. As of the date of this Annual Report on Form 10-K, we are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 4.	Mine Safety Disclosure

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been quoted on The NASDAQ Global Market under the symbol “CAVM” since our initial public offering on May 2, 2007. Prior to that time, there was no public market for our common stock. As of February 16, 2012, there were approximately 77 holders of record (not including beneficial holders of stock held in street names) of our common stock.

The following table sets forth for the indicated periods the high and low closing sales prices of our common stock as reported by The NASDAQ Global Market.

	High	Low
First Quarter of 2011	$46.00	$37.22
Second Quarter of 2011	$47.60	$37.58
Third Quarter of 2011	$45.20	$25.26
Fourth Quarter of 2011	$36.63	$25.40

First Quarter of 2010	$25.74	$21.59
Second Quarter of 2010	$29.02	$24.62
Third Quarter of 2010	$31.11	$22.66
Fourth Quarter of 2010	$39.56	$28.17

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

Stock Performance Graph(1)

The graph set forth below shows a comparison of the cumulative total stockholder return on our common stock between May 2, 2007 (the date of our initial public offering) and December 31, 2011, with the cumulative total return of (i) the NASDAQ Computer Index and (ii) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100,000 on May 2, 2007 in our common stock, the NASDAQ Computer Index and the NASDAQ Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the value of our common stock on May 2, 2007 was the closing sales price of $16.45 per share. The stockholder return shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns. Information used in the graph was obtained from Yahoo, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	5/2/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Cavium, Inc.	100.0	139.9	63.9	144.9	229.1	172.8
Nasdaq Composite Index	100.0	103.7	61.7	88.7	103.7	101.8
Nasdaq Computer Index	100.0	115.8	61.8	105.5	123.9	124.5

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended December 31, 2011, 2010 and 2009, and the summary consolidated balance sheet data as of December 31, 2011 and 2010, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2008 and 2007, and the summary consolidated balance sheet data as of December 31, 2009, 2008 and 2007, are derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$259,205	$206,500	$101,214	$86,609	$54,203
Cost of revenue(1)(2)	104,281	79,487	51,112	35,639	19,898

Gross profit	154,924	127,013	50,102	50,970	34,305

Operating expenses:
Research and development (2)	92,197	60,602	42,682	27,180	19,548
Sales, general and administrative (2)	66,771	55,303	28,651	22,111	14,688
In-process research and development	—	—	—	1,319	—

Total operating expenses	158,968	115,905	71,333	50,610	34,236

Income (loss) from operations	(4,044)	11,108	(21,231)	360	69

Other income (expense), net:
Interest expense	(229)	(405)	(244)	(499)	(622)
Warrant revaluation expense	—	—	—	—	(573)
Other, net	(179)	(1,004)	330	2,576	3,458

Total other income (expense), net	(408)	(1,409)	86	2,077	2,263

Income (loss) before income taxes	(4,452)	9,699	(21,145)	2,437	2,332
Provision for (benefit from) income taxes	(4,485)	(27,425)	249	930	142

Net income (loss)	$33	$37,124	$(21,394)	$1,507	$2,190

Net income (loss) per common share, basic	$0.00	$0.83	$(0.52)	$0.04	$0.08
Shares used in computing basic net income (loss) per common share	48,311	44,740	41,435	40,385	29,006
Net income (loss) per common share, diluted	$0.00	$0.77	$(0.52)	$0.04	$0.07
Shares used in computing diluted net income (loss) per common share	50,771	48,235	41,435	42,566	32,432

(1)	Includes amortization of intangibles from acquisitions of $8.5 million, $4.5 million, $5.4 million, $1.7 million and $860,000, in the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.
(2)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Cost of revenue	$1,781	$1,271	$373	$179	$43
Research and development	13,829	9,929	5,574	2,684	805
Sales, general and administrative	15,646	10,269	5,780	3,194	1,021

	$31,256	$21,469	$11,727	$6,057	$1,869

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$63,225	$90,673	$58,918	$77,027	$98,462
Working capital	111,427	117,872	65,897	90,335	105,048
Total assets	360,257	291,620	199,795	151,164	134,610

Capital lease and technology license obligations	7,104	11,044	9,012	4,735	8,530
Other non-current liabilities	8,708	8,309	2,569	1,162	—
Common stock and additional paid-in capital	352,153	276,103	234,990	185,784	175,580
Total stockholders’ equity	310,693	234,610	156,373	128,561	116,850

The selected consolidated financial data presents financial information in the relevant periods for the acquisition of Star Semiconductor Corporation in August 2008, W&W Communications in December 2008, MontaVista Software, Inc. in December 2009, Celestial Systems, Inc., in October 2010, Wavesat Inc., in January 2011 and Celestial Semiconductor, Ltd., in March 2011. See Note 5 of the Consolidated Financial Statements for further discussions of recent acquisitions. The comparability of the data in the table above is also affected by our adoption of various new accounting guidance in the periods presented.

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

OCTEON®, OCTEON® PlusTM, OCTEON II®, NITROX®, NEURONTM, CelestialTM , ECONA® and PureVu® are trademarks or registered trademarks of Cavium, Inc.

Overview

We are a provider of highly integrated semiconductor processors that enable intelligent processing for networking, communications, storage, wireless, security, video and connected home and office applications. Our product allow our customers to develop networking, wireless, storage and electronic equipment that is application-aware and content-aware and securely processes voice, video and data traffic at high speeds. Our products are systems on a chip, or SoCs, which incorporate single or multiple processor cores, a highly integrated architecture and customizable software that is based on a broad range of standard operating systems. We focus our resources on the design, sales and marketing of our products, and outsource the manufacturing of our products.

From our incorporation in 2000 through 2003, we were primarily engaged in the design and development of our first processor family, NITROX, which we began shipping commercially in 2003. In 2004, we introduced and commenced commercial shipments of NITROX Soho. In 2006, we commenced our first commercial shipments of our OCTEON family of multi-core MIPS64® processors. We introduced a number of new products within all three of these product families in 2006. In 2007 we introduced our new line of OCTEON based storage services processors designed to address the specific needs in the storage market, as well as other new products in the OCTEON and NITROX families. In 2008, we expanded our OCTEON and NITROX product families with new products including wireless services processors to address the needs for wireless infrastructure equipment. In 2009, we announced the OCTEON II Internet Application Processor (“IAP”) family multi-core MIPS64® processors, with one to 32 cores to address next generation networking applications support converged voice, video, data mobile traffic and services. In 2010, we announced the next generation NITROX III, a processor family with 16 to 64-cores that delivers security and compression processors for application delivery, cloud computing and wide area network optimization. In 2011, we introduced NEURON, a new search processor product family that targets a wide range of high performance, L2-L4 network search applications in enterprise and service provider infrastructure equipment. In 2011, we also introduced another new product family, the OCTEON Fusion, a single chip SoCs with up to 6x MIPS64 cores and up to 8x LTE/3G baseband DSP cores which enable macro base station class features for small cell base stations. In 2012, we introduced OCTEON III, Cavium’s 48-core 2.5GHz multi-core processor family that can deliver up to 100Gbps of application processing, up to 120GHz of 64-bit compute processing per chip and can be connected in multi-chip configurations.

In August 2008, we acquired substantially all of the assets of Star Communications, Inc. for a purchase price of approximately $9.6 million. With the acquisition of Star, we added the Star ARM-based processors to our portfolio to address connected home and office applications and have since introduced our ECONA line of dual-core ARM processors that address a large variety of connected home and office applications.

In December 2008, we acquired W&W Communications, Inc. for a total purchase price of $8.3 million. This acquisition launched us into the video processor market with our PureVu product line. These products address the need for video processing in wireless displays, teleconferencing, gaming and other applications.

In December 2009, we acquired MontaVista Software, Inc. for a total purchase price of $45.2 million. In addition, per the merger agreement, we paid $6.0 million, consisting of a mix of shares of our common stock and cash to certain individuals in connection with the termination of MontaVista’s 2006 Retention Compensation Plan. This acquisition complements our broad portfolio of multi-core processors to deliver integrated and optimized embedded solutions to the market.

In October 2010, we acquired Celestial Systems, Inc. for aggregate cash consideration of $4.4 million. In addition, we paid the full earn-out of $1.5 million in cash upon the achievement of certain milestone as set forth in the asset purchase agreement. With the acquisition of Celestial Systems, we gained additional professional services such as Automotive Infotainment Systems, Digital Media product development and Android commercialization and support.

In January 2011, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Wavesat Inc. We paid $10.0 million in cash, plus the aggregate amount of certain liabilities, which were specified in the related purchase agreement. We also made advances to Wavesat in the form of a loan prior to the closing of the acquisition amounting to $500,000 to fund Wavesat’s operations. This acquisition added multicore wireless digital system processing to our embedded processor product line.

In March 2011, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Celestial Semiconductor, Ltd. Under the terms of the asset purchase agreement and related supplemental agreement, we paid approximately $20.3 million in total cash consideration and issued 806,265 shares of our common stock. With the acquisition of Celestial Semiconductor, we have added a processor family targeted for the large and growing market of digital media players.

For a complete discussion on our acquisitions from 2009 through 2011, see “Note 5 Business Combinations” in Item 8 of this Annual Report, which is incorporated herein by reference.

Since inception, we have invested heavily in new product development and our net revenue has grown from $19.4 million in 2005 to $259.2 million in 2011 driven primarily by demand in the enterprise network and data center markets and increased demand in the broadband and consumer markets. We expect sales of our products for use in the enterprise network and data center markets to continue to represent a significant portion of our revenue in the foreseeable future, however, we do expect growth in the broadband and consumer as well as the access and servicer provider markets.

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

Our revenue from MontaVista is mainly from sale of software subscriptions of embedded Linux operating system, related development tools, support and professional services. The net revenue for our software and services are primarily derived from the sale of time-based software licenses, software maintenance and support, and from professional services arrangements and training.

Key Business Metrics

Design Wins. We closely monitor design wins by customer and end market on a periodic basis. We consider design wins to be a key ingredient in our future success, although the revenue generated by each design win can vary significantly. Our long-term sales expectations are based on internal forecasts from specific customer design wins based upon the expected time to market for end customer products deploying our products and associated revenue potential.

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

Customer Product Life Cycle. We typically commence commercial shipments from nine months to three years following a design win. Once our product is in production, revenue from a particular customer may continue for several years. We estimate our customers’ product life cycles based on the customer, type of product and end market. In general, products that go into the enterprise network and data center take longer to reach volume production but tend to have longer lives. Products for other markets, such as broadband and consumer, tend to ramp relatively quickly, but generally have shorter life cycles. We estimate these life cycles based on our management’s experience with providers of networking equipment and the semiconductor market as a whole.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if the changes in estimate that are reasonably likely to occur could materially impact the financial statements. Our management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. See Note 1 of the Consolidated Financial Statements for a more comprehensive discussion of our significant accounting policies. We believe the following critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of revenue. We generally recognize revenue at the time of shipment to our customers. Revenue from the sales of semiconductor products consists of sales of our products for a new design are usually made directly to networking original equipment manufacturers, or OEMs, their contract manufacturers or distributors. Once their design enters production, they often outsource their manufacturing and their contract manufacturers purchase our products directly from us or from our distributors.

Revenue is recognized upon shipment for sales to distributors with limited rights of returns and price protection if we conclude we can reasonably estimate the credits for returns and price adjustments issuable. We record an estimated allowance, at the time of shipment, based on our historical patterns of returns and pricing credits of sales recognized upon shipment. The credits issued to distributors or other customers have historically not been material. The inventory at these distributors at end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands.

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. Deferred margin on these shipments is reported and are included in deferred revenue and accounts receivable is recognized and inventory is relieved when title of inventories transfers, which typically takes place at the time of shipment, which is the point in time at which we have a legal enforceable right to collection under normal payment terms.

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

Revenue from software and service arrangements is recorded when all of the following criteria are met:

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

Delivery has occurred — We deliver software to our customers electronically and consider delivery to have occurred once the access codes are provided that allow the customer to take immediate possession of the software.

The fee is fixed or determinable — Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms.

Collectibility is probable — We assess the collectibility of an arrangement on a case-by-case basis, based on the financial condition of the customer as well as any established payment history.

For multiple-element arrangements entered into prior to the adoption of the amended guidance on multiple-delivery arrangements effective January 1, 2011, which contain software or software related elements. we allocate revenue between elements in a multiple-element revenue arrangement based on vendor specific objective evidence of fair value (“VSOE”) for each undelivered element. VSOE is based on the price charged when an element is sold separately. We enter into multiple-element arrangements that generally include time-based licenses and support that are typically not sold separately. Revenue from these arrangements is deferred and recognized ratably over the term that support is offered, which is typically 12 months.

The software arrangement may also include professional services, and these services may be purchased separately. Professional services engagements are billed on either a fixed-fee or time-and-materials basis. For fixed-fee arrangements, professional services revenue is recognized under the proportional performance method, with the associated costs included in cost of revenue. We estimate the proportional performance of the arrangements based on an analysis of progress toward completion. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate, and a loss is recognized when the total estimated project cost exceeds project revenue. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on progress toward completion of projects in progress. To the extent we are unable to estimate the proportional performance then the revenue is recognized on a completed performance basis. Revenue for time-and-materials engagements is recognized as the effort is incurred.

In addition, we also enter into multiple element arrangements, which consist of the combination of licensed software, support and professional services. Professional services in these arrangements do not involve significant customization, modification or development of software licensed under the time based licenses and are not essential to the functionality of these software. Provided that the total arrangement consideration is fixed and determinable at the inception of the arrangement, we allocate the total arrangement consideration to professional services and time based licenses bundled with support based on VSOE for professional services and VSOE for time based licenses bundled with support. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. For arrangements with services that are essential to the functionality of the software, the license and related service revenues are recognized using the proportional performance method.

If we are unable to establish VSOE for each undelivered element of the arrangement, revenue for the entire arrangement is deferred until the time that we are able to establish VSOE for the undelivered elements or there is only one remaining undelivered element. When the revenue is deferred, the direct costs incurred in relation to the professional services arrangement are deferred and are recorded as deferred costs in prepaid expenses and other current assets.

Effective January 1, 2011, we adopted the updated guidance on Multiple-Deliverable Revenue Arrangements. For transactions entered into subsequent to the adoption of this updated guidance, when a sales arrangement contains multiple elements with combinations of hardware, software, post contract support and/or professional services, and if the different elements in the arrangement qualify as separate units of accounting, we allocate the total arrangement consideration to each element based on relative selling price. The selling price for a deliverable is based on its VSOE if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with its policies for products and services revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. TPE is determined by evaluating competitor prices for similar deliverables when sold separately. Generally, our product offerings related to these arrangements contain a significant level of customization and contain a significant portion of proprietary technology which are not exactly comparable to its peers, therefore pricing of products with similar functionality cannot be obtained, and thus we cannot determine TPE. When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a standalone basis. The ESP is determined by considering multiple factors including, but not limited to pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles. The adoption of this new standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

Stock-Based Compensation

We apply the fair value recognition provisions of stock-based compensation. The stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as compensation expense net of an estimated forfeiture rate over the vesting period. We use the Black-Scholes option-pricing model to determine the fair value of stock options, which require various subjective assumptions, including expected volatility, expected term and the risk-free interest rates. We estimate the expected volatility based on the historical stock price volatility of comparable companies over the estimated expected term of our stock-based awards. We use the simplified method as permitted under the provisions of stock-based compensation to determine the expected term of our share-based awards. We calculate the expected forfeiture rate based on average historical trends. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates and judgment. If factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Inventory Valuation

Inventory is carried at cost except where we make provision for excess and obsolete inventory based on its age and forecasted demand, generally over a 12 month period. Demand is impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require management to make estimates that may include uncertain elements. If actual market conditions or demand for our products are less favorable than those projected, additional inventory write-downs may be required, which would negatively affect gross margins in the period when these write-downs are recorded.

Accounting for Income Taxes

We account for income taxes under the asset and liability approach. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant judgment is required in determining whether the valuation allowance should be recorded against deferred tax assets. In assessing the need for valuation allowance, we consider all available evidence including past operating results and estimates of future taxable income. Our net deferred tax assets relate predominantly to our United States federal tax jurisdiction. If our assumptions and consequently our estimates change in the future, the valuation allowances may be increased or decreased, resulting in a respective increase or decrease in income tax expense.

We believe that our reserve for uncertain tax positions, including related penalties and interest, is adequate. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to record additional income tax expense or establish an additional valuation allowance, which could materially impact our financial position and results of operations. (See Note 9 of the Notes to Consolidated Financial Statements).

Mask Costs

We incur costs for the fabrication of masks used by our contract manufacturers to manufacture wafers that incorporate our products. We capitalize the costs of fabrication masks that are reasonably expected to be used during production manufacturing. These amounts are included within property and equipment and are generally depreciated over a period of 12 months to cost of revenue. If we do not reasonably expect to use the fabrication mask during production manufacturing, the related mask costs are expensed to research and development in the period in which the costs are incurred.

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

Effective January 1, 2009, we adopted the updated authoritative guidance on business combinations which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. It also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and the financial effects of the business combination. The updated guidance also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. Similarly, under the updated guidance, we expensed related transaction costs of $2.2 million, $2.1 million and $958,000 in 2011, 2010 and 2009, respectively, associated with the acquisitions, which would have been capitalized under the prior accounting standards. The updated guidance also addresses application issues regarding the initial recognition and measurement, subsequent measurement and accounting of disclosures of assets and liabilities arising from contingencies in business combination. In circumstances where the acquisition date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount cannot be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount.

Goodwill and Purchased Intangible Assets

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets and liabilities assumed. We review goodwill and finite-lived purchased intangible assets for impairment whenever there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value not recoverable. We also assess potential impairment of our goodwill on an annual basis in the fourth quarter of the calendar year regardless if there is evidence of impairment. We perform the goodwill impairment test for each reporting unit. A two-step impairment test is used to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill. Determining the fair value of a reporting unit and intangible asset is judgmental and involves the use of significant estimates and assumptions. We based our fair value estimates on assumptions that are believed to be reasonable but are uncertain and subject to changes in market conditions. The goodwill impairment analysis did not result in an impairment charge during the years ended December 31, 2011, 2010 and 2009.

For purposes of step one analyses for our 2011 annual goodwill impairment test, the fair value of each reporting unit was determined based on the weighted fair value using market and income approach. Determining the fair value of each reporting unit is judgmental in nature and requires the use of significant estimates and assumptions. The income approach was based on discounted cash flows which were derived from internal forecasts and economic expectations. Key assumptions used to determine the fair value under the income approach include the cash flow period, terminal values based on a terminal growth rate and the discount rate. The market approach utilized valuation multiples based on operating and valuation metrics from comparable companies in the industry. The result of the impairment analysis showed that the estimated fair value of the semiconductor reporting unit exceeded its carrying value with a significant headroom, while for software and services reporting unit, the estimated fair value exceeded by approximately 33%. We continue to monitor the impact of recent market and economic events to determine if impairment indicators exist. Should a triggering event occur in 2012, we will perform an interim impairment test.

Certain estimates of discounted cash flows involves businesses with limited financial history and with developing revenue models which increase the risk of differences between the projected and actual performance.

In addition to the goodwill impairment, we also perform an impairment review of finite-lived intangibles for the carrying value and the remaining useful lives of the assets if there are indicators of impairment. If the carrying value or the remaining useful life of the intangible assets (or asset group) is not recoverable, we record a charge equal to the difference between carrying and fair value of the asset or asset group. Significant management judgment is required in the grouping of long-lived assets and forecasts of future operating results that are used in the evaluation of the carrying value of goodwill and finite-lived intangible assets. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. During the year ended December 31, 2011, we wrote-off acquired IPR&D amounting to $1.1 million as a result of the abandonment of certain research and development projects. In addition, we recorded an impairment charge to write-down certain acquired intangible assets of $2.4 million. We did not have impairment of the carrying value of our long-lived assets during the years ended December 31, 2010 and 2009.

Results of Operations

Our revenue, cost of revenue, gross profit and gross margin for the years ended December 31, 2011, 2010 and 2009 were:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net revenue	$259,205	$206,500	$101,214
Cost of revenue	104,281	79,487	51,112

Gross Profit	$154,924	$127,013	$50,102

Gross Margin	59.8%	61.5%	49.5%

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

Our end customers representing greater than 10% of consolidated net revenue for each of the years ended were:

	Year Ended December 31,
	2011	2010	2009
Percentage of total net revenue
Cisco	24%	22%	24%
Actiontec	*	*	10%

*	Represents less than 10% of consolidated net revenue

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. During the quarter ended June 30, 2007, we signed a distribution agreement with Avnet to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to Avnet, revenue and costs are deferred until products are sold by Avnet to their end customers. For the years ended December 31, 2011, 2010 and 2009, 6.2%, 6.4% and 5.5% of our net revenues were from products sold by Avnet, respectively. Revenue recognition depends on notification from Avnet that product has been sold to Avnet’s end customers.

Our distributors, other than Avnet are used primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through such distributors was $80.8 million, $66.7 million and $38.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, which accounted for 31.2%, 32.3% and 38.2% of net revenue for the years ended December 31, 2011, 2010 and 2009, respectively. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

Revenue derived from licensing software and providing software maintenance, support and training amounted to $19.5 million, $20.2 million and $2.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Revenue from professional service arrangements amounted to $20.7 million, $11.0 million and $2.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods indicated were:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
United States	$82,277	$70,247	$40,623
China	75,390	58,017	24,189
Taiwan	31,264	28,393	15,224
Japan	14,377	19,273	10,802
Malaysia	16,871	12,696	5,088
Other countries	39,026	17,874	5,288

Total	$259,205	$206,500	$101,214

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

We use third-party foundries and assembly and test contractors, which are primarily located in Asia, to manufacture, assemble and test our semiconductor products. We purchase processed wafers on a per wafer basis from our fabrication suppliers, which are currently TSMC, Samsung, Fujitsu and UMC. We also outsource the sort, assembly, final testing and other processing of our product to third-party contractors, primarily ASE and ISE. We negotiate wafer fabrication on a purchase order basis and do not have long-term agreements with any of our third-party contractors. A significant disruption in the operations of one or more of these contractors would impact the production of our products which could have a material adverse effect on our business, financial condition and results of operations.

Cost of revenue also includes amortized costs of certain identifiable intangible assets from our business acquisitions to the extent those identifiable intangible assets are directly associated with cost of revenue. The total amortization expense from intangible assets acquired from business acquisitions included in cost of revenue was $8.5 million, $4.5 million and $5.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

We also incur costs for the fabrication of masks used by our contract manufacturers to manufacture wafers that incorporate our products. During the years ended December 31, 2011, 2010 and 2009, we capitalized $5.1 million, $3.1 million and $680,000 of mask costs, respectively. As our product processes continue to mature and as we develop more history and experience, we expect to capitalize most or all of our mask costs in the future. We amortize the cost of fabrication masks that we reasonably expect to use for production manufacturing generally over a 12-month period. Total amortized expenses for the masks included in cost of revenue were $3.3 million, $1.4 million and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The unamortized balance of capitalized mask costs at December 31, 2011 and 2010 was $2.7 million and $2.4 million, respectively.

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

We expect research and development expenses to continue to increase in total dollars to support the development of new products and improvement of existing products. Additionally, as a percentage of revenue, these costs fluctuate from one period to another. Total research and development expenses for the years ended December 31, 2011, 2010 and 2009 were:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Research and development expenses	$92,197	$60,602	$42,682
Percent of total net revenue	35.6%	29.3%	42.2%

Sales, General and Administrative Expenses. Sales, general and administrative expenses primarily include personnel costs, accounting and legal fees, information systems, sales commissions, trade shows, marketing programs, depreciation, allocated facilities expenses and stock-based compensation. We expect sales, general and administrative expenses to increase in absolute dollars to support our growing sales and marketing activities resulting from our expanded product portfolio. Total sales, general and administrative costs for the years ended December 31, 2011, 2010 and 2009 were:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Sales, general and administrative	$66,771	$55,303	$28,651
Percent of total net revenue	25.8%	26.8%	28.3%

Other Income (Expense), Net. Other income (expense), net primarily includes interest income on cash and cash equivalents, foreign currency gains and losses, financing expenses and interest expense associated with the installment payment of capital leases. Total other income (expense) net for the years ended December 31, 2011, 2010 and 2009 was:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Interest expense	$(229)	$(405)	$(244)
Other, net	(179)	(1,004)	330

Total other income (expense), net	$(408)	$(1,409)	$86

Provision for (Benefit From) Income Taxes. The following table presents the provision for (benefit from) income taxes and the effective tax rates for the three years ended December 31, 2011, 2010 and 2009 were:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Income (loss) before income taxes	$(4,452)	$9,699	$(21,145)
Provision for (benefit from) income taxes	(4,485)	(27,425)	249
Effective tax rate	100.7%	-282.8%	-1.2%

Fiscal 2011 Compared to Fiscal 2010

Net Revenue. Our net revenue in 2011 increased by $52.7 million or 25.5% compared to 2010. The increase in net revenue in 2011 was mainly attributable to an increase in sales to our enterprise, data center and service provider markets by $30.3 million as a result of continued strong unit shipment growth driven largely by sales of wireless infrastructure equipment to our major customers. Revenue in our broadband and consumer markets also increased by $14.1 million due to the increase in demand for our products. In addition, revenue in our software and services market increased by $8.3 million which was mainly driven by increased in number of professional service contracts with our existing and new customers.

In 2011, we derived 31.2% of our revenue from distributors compared to 32.3% in 2010.

Cost of Revenue and Gross Margin. Cost of revenue increased in 2011 by $24.8 million or 31.2% compared to 2010 primarily due to the increase in net revenue. Gross margin decreased by 1.7 percentage points from 61.5% in 2010 to 59.8% in 2011. The decrease in the overall gross margin percentage was primarily due to the increase in inventory reserves related to the product inventories from acquired companies in 2011, as well as reduced average selling prices for selected customers, which was partially offset by the overall decrease of product cost associated with fabricated wafers, assembly and test costs and improved overhead absorption as a result of the increased production volume.

Research and Development Expenses. Research and development expenses increased by $31.6 million, or 52.1% in 2011 compared to 2010. The increase was primarily due to higher salaries and benefit expenses of $17.1 million and stock-based compensation expenses and related taxes of $4.0 million as a result of an increase in headcount mainly from acquisitions and additional expense associated with stock option and restricted stock unit grants. Research and development headcount increased to 526 at end of 2011 from 367 at the end of 2010. Depreciation and amortization expense increased by $3.8 million as a result of the increased purchased technology licenses used for research and development projects. In addition, facilities expense, design tools and other miscellaneous research and development expenses increased by $6.7 million as a result of the increase in research and development activities to support the development of our new products.

Sales, General and Administrative Expenses. Sales, general and administrative expenses increased by $11.5 million, or 20.7% in 2011 compared to 2010. The increase was primarily attributable to higher salaries and employee benefits of $3.0 million and stock based compensation and related taxes of $5.6 million as a result of the increase in headcount and additional expense associated with stock option and restricted stock unit grants. Sales, general and administrative headcount increased to 187 at end of 2011 from 158 at end of 2010. In addition, outsourced services, which includes legal, audit and consulting fees increased by $2.3 million mainly as a result of the business acquisitions. In 2011, we also recorded total restructuring costs of $1.4 million associated with severance payments to certain employees and excess facility related costs. Other miscellaneous sales, general and administrative expenses which include rent, facilities and utilities increased by $1.5 million as a result of the overall business growth and development. The overall increase as a result of above was partially offset by the net one-time adjustments of $2.7 million related to the reversal of the contingent earn-out liability of $4.6 million, reversal of an assumed liability from business acquisition of $1.2 million, net of IPR&D written-off of $1.1 million and write-down of acquired intangible assets of $2.4 million.

Income Tax (Benefit) Expense. Income tax benefit decreased from $27.4 million in 2010 to $4.5 million in 2011. The tax benefit for the year ended December 31, 2011 was primarily related to the federal research and development credits and stock-based compensation related to the joint research and development arrangement with our foreign affiliate, partially offset by the foreign rate differential due to foreign loss being tax benefited at lower rates than the U.S. statutory rate. The tax benefit for the year ended December 31, 2010 primarily consists of a $28.9 million tax benefit due to the release of valuation allowance for federal income tax assets, partially offset by tax provision of $1.5 million from federal tax expense primarily relating to an adjustment to unrecognized tax benefit reserves for transfer pricing and various state and international taxes. The release of the valuation allowance in 2010 was due to our history of earnings and expectation of future taxable income for U.S. federal income tax purposes.

Other Income (Expense), Net. Other income (expense), net, decreased by $1.0 million in 2011 compared to 2010. The decrease in interest income and other, net was primarily due to the provision for a note receivable of $1.0 million that was deemed uncollectible in 2010. Interest expense decreased as a result of lower long-term capital lease payable, which was offset by the increase in foreign exchange losses resulting from balance sheet remeasurement.

Fiscal 2010 Compared to Fiscal 2009

Net Revenue. Our net revenue in 2010 increased by $105.3 million or 104% compared to 2009. The increase in net revenue in 2010 was mainly attributable to an increase in sales to our enterprise, data center and service provider markets by $72.8 million as a result of continued strong unit shipment growth driven largely by sales of wireless infrastructure equipment to our major customers. Revenue in our broadband and consumer markets also increased by $6.9 million due to the increase in demand for our products. In addition, revenue in our software and services market increased by $25.6 million which was mainly driven by increased subscription and service contracts with our existing and new customers as a result of our acquisition of MontaVista at the end of 2009.

In 2010, we derived 32.3% of our revenue from distributors compared to 38.2% in 2009.

Cost of Revenue and Gross Margin. Cost of revenue increased in 2010 by $28.4 million or 56% compared to 2009 primarily due to the increase in net revenue. Gross margin increased by 12.0 percentage points in 2010 compared to 2009 primarily due to decreased product cost associated with fabricated wafers and assembly and test costs. In addition, to a lesser extent, gross margin improvement was a result of a favorable sales mix, with increased sales of higher margin products and services.

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

Income Tax (Benefit) Expense. Income tax changed from expense of $249,000 in 2009 to a benefit of $27.4 million in 2010. The tax benefit in 2010 was due to release of valuation allowance for federal deferred tax asset of $28.9 million offset by the income tax provision of $1.5 million for foreign and state income taxes. The release of valuation allowance is due to our history of earnings and expectation of future taxable income for U.S. federal income tax purposes.

Other Income (Expense), Net. Other income (expense), net, decreased by $1.5 million in 2010 compared to 2009. The total decrease consists of the decrease in other, net of $1.3 million and an increase in total interest expense of $161,000. The decrease in other, net was primarily due to the provision for a note receivable of $1.0 million that was deemed uncollectible in 2010, and to a lesser extent due to lower interest income resulting from lower short-term U.S. interest rates. The increase in interest expense was primarily due to a higher interest expense associated with the installment payment of capitalized leases.

Quarterly Results of Operations

The following table sets forth our unaudited consolidated statements of operations data for each of the quarters in the periods ended December 31, 2011 and 2010. The quarterly data have been prepared on the same basis as the audited consolidated financial statements. You should read this information together with our consolidated financial statements and related notes included elsewhere in this Annual Report. We anticipate that the rate of new sales orders may vary significantly from quarter to quarter. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and future quarters may be adversely affected. In addition, because of the rapidly evolving nature of our business, we believe that period-to-period comparisons of revenue and operating results, including gross margin and operating expenses as a percentage of total revenue should not be relied upon as indications of future performance. Although we have experienced significant percentage growth in revenue, we do not believe that our historical growth rates are necessarily indicative of future growth. Net income (loss) per common share, basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

	Quarter Ended
	2011				2010
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31		Sep. 30	Jun. 30	Mar. 31
	(in thousands, except per share data)
Net revenue	$56,291	$67,729	$71,615	$63,570	$59,803		$55,207	$49,853	$41,637
Cost of revenue	23,586	27,172	28,698	24,825	22,315		20,811	19,519	16,842

Gross profit	32,705	40,557	42,917	38,745	37,488		34,396	30,334	24,795
Operating expenses:
Research and development	24,244	23,571	23,660	20,722	15,914		15,807	14,894	13,987
Sales, general and administrative	20,715 (3)	11,599 (2)	17,554	16,903	14,751		12,981	13,536	14,035

Total operating expenses	44,959	35,170	41,214	37,625	30,665		28,788	28,430	28,022

Income (loss) from operations	(12,254)	5,387	1,703	1,120	6,823		5,608	1,904	(3,227)

Other income (expense), net:
Interest expense	(38)	(55)	(63)	(73)	(83)		(93)	(105)	(124)
Other, net	(137)	(53)	49	(38)	111		94	(1,097)	(112)

Total other income (expense), net	(175)	(108)	(14)	(111)	28		1	(1,202)	(236)

Income (loss) before income taxes	(12,429)	5,279	1,689	1,009	6,851		5,609	702	(3,463)
Provision for (benefit from) income taxes	(3,017)	(752)	(233)	(483)	(27,770	)(1)	643	55	(353)

Net income (loss)	$(9,412)	$6,031	$1,922	$1,492	$34,621		$4,966	$647	$(3,110)

Net income (loss) per common share, basic	$(0.19)	$0.12	$0.04 $	0.03	$0.76		$0.11	$0.01	$(0.07)
Net income (loss) per common share, diluted	$(0.19)	$0.12	$0.04 $	0.03	$0.70		$0.10	$0.01	$(0.07)

(1)	Income tax benefit of $27.8 million for the quarter ended December 31, 2010 includes a one-time income tax benefit from the release of valuation allowance primarily from federal deferred tax assets of $28.9 million.
(2)	Sales, general and administrative expense for the quarter ended September 30, 2011 includes a one-time adjustment related to the release of the contingent earn-out liability from the Celestial Semiconductor acquisition of $4.6 million.
(3)	Sales, general and administrative expense for the quarter ended December 31, 2011 includes a one-time adjustment related to the write-offs of IPR&D from Wavesat and Celestial Semiconductor acquisitions of $1.1 million and write-down of intangibles from Wavesat acquisition of $2.4 million.

Liquidity and Capital Resources

In May 2007, we received net proceeds of approximately $94.7 million (after underwriters’ discounts of $7.3 million and additional offering related costs of approximately $2.8 million). Our other primary sources of cash historically have been cash generated from operations and cash received from the exercise of employee stock options. As of December 31, 2011, we had cash and cash equivalents of $63.2 million and net accounts receivable of $37.8 million.

Following is a summary of our working capital and cash and cash equivalents as of December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in thousands)
Working capital	$111,427	$117,872
Cash and cash equivalents	63,225	90,673

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net cash provided by (used in) operating activities	$25,655	$32,906	$(375)
Net cash used in investing activities	(49,274)	(14,721)	(17,047)
Net cash provided by (used in) financing activities	(3,829)	13,570	(687)

Cash Flows from Operating Activities

Net cash flows from operating activities decreased by $7.2 million from $32.9 million in 2010 compared to $25.7 million in 2011. The total cash inflow from net income (loss), net of non-cash expenses in 2011 and 2010 were $50.9 million and $45.8 million, respectively, which were offset by the net cash outflow from changes in assets and liabilities of $25.2 million and $12.9 million, respectively. Non-cash expenses increased as a result of higher stock-based compensation expense, depreciation and amortization expense, write-off of IPR&D and write down of intangible assets, which was partially offset by the decrease of the changes in deferred income taxes and change in contingent earn-out liability. The increase in changes in assets and liabilities in 2011 compared to 2010 resulted mainly from the increase in accounts receivable resulting from higher revenue and increase in inventory as a result of higher inventory build-up, which was partially offset by the decrease in deferred revenue.

Net cash flows from operating activities increased by $33.3 million from net cash outflow of $375,000 in 2009 to net cash inflow of $32.9 million in 2010. The total cash inflow from net income (loss), net of non-cash expenses in 2010 and 2009 were $45.8 million and $4.9 million, respectively, which were offset by the net cash outflow from changes in assets and liabilities of $12.9 million and $5.3 million, respectively. Non-cash expenses decreased due to the increase in net deferred tax assets mainly as a result of the release of valuation allowance, partially offset by higher stock-based compensation, provision for note receivable and higher depreciation and amortization expense. The increase in changes in assets and liabilities was mainly due to the increase in inventories as a result of higher inventory build-up in anticipation for higher shipments and an increase in accounts receivable due to higher revenue. The increase was partially offset by higher accounts payable, accrued expense and other liabilities as a result of the expansion of our operations.

Cash Flows from Investing Activities

Net cash used in investing activities increased by $34.6 million in 2011 compared to 2010. The increase was mainly due to higher cash outflow for business acquisitions of $24.1 million, increased purchases of intangible assets of $6.1 million and increased purchases of property and equipment of $4.9 million, partially offset by the note receivable written-off in 2010 of $550,000

Net cash used in investing activities decreased by $2.3 million in 2010 compared to 2009. The decrease was mainly due to lower acquisition related cash payments in 2010 compared to 2009 of approximately $5.8 million. The decrease was partially offset by higher purchases of property and equipment of $3.4 million in 2010 compared to 2009.

Cash Flows from Financing Activities

Net cash used in financing activities was $3.8 million in 2011 compared to net cash provided from financing activities of $13.6 million in 2010. Net cash used in financing activities in 2011 resulted from higher principal payments of capital lease and technology license obligations of $15.9 million, partially offset by the proceeds from issuance of common stock upon exercise of options of $12.1 million. Net cash provided from financing activities in 2010 resulted from higher proceeds from issuance of common stock upon exercise of options of $19.7 million, partially offset by the principal payment of capital lease and technology license obligations of $6.2 million.

Net cash provided by financing activities was $13.6 million in 2010 compared to net cash used in financing activities of $687,000 in 2009. Net cash provided from financing activities in 2010 resulted from higher proceeds from issuance of common stock upon exercise of options of $19.7 million, partially offset by the principal payment of capital lease and technology license obligations of $6.2 million. Net cash used in financing activities in 2009 resulted from higher principal payment of capital lease and technology license obligations of $3.1 million, partially offset by the proceeds from issuance of common stock upon exercise of options of $2.4 million.

Cash equivalents consist primarily of an investment in a money market fund. We believe that our $63.2 million of cash and cash equivalents at December 31, 2011 and expected cash flow from operations, if any, will be sufficient to fund our projected operating requirements for at least twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, other than disclosed in Note 5, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of December 31, 2011, we believe our exposure related to the above indemnities at December 31, 2011 is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2011:

	Payments Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$21,962	$4,023	$6,419	$5,353	$6,167
Capital lease obligations	7,168	6,409	734	25	—

Total	$29,130	$10,432	$7,153	$5,378	$6,167

The increase in our operating lease obligations as of December 31, 2011 compared to December 31, 2010 was mainly due to the new operating lease of our new principal office which was signed on March 16, 2011.

As of December 31, 2011, we had $911,000 of accrued liabilities from uncertain tax positions and related interest that could result in an additional tax assessment if successfully challenged by the taxing authorities. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either not enforceable or legally binding or are subject to change based on our business decisions.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in “Note 1 Organization and Significant Accounting Policies “in Item 8 of this Annual Report, which is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Risk

Most of our sales are denominated in United States dollars. We therefore have minimal foreign currency risk associated with sale of products. Our international sales and marketing and research and development operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations; however, we do not consider this currency risk to be material as the related costs do not constitute a significant portion of our total spending. We outsource our wafer fabrication, assembly, testing, warehousing and shipping operations; however, all expenses related thereto are denominated in United States dollars.

Interest Rate Risk

We had cash and cash equivalents of $63.2 million and $90.7 million at December 31, 2011 and 2010, respectively, which was held for working capital purposes. Our cash equivalents at December 31, 2011 and 2010 consisted primarily of investments in a money market fund. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short term nature. Declines in interest rates, however, will reduce future investment income.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cavium, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cavium, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California February 27, 2012

CAVIUM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$63,225	$90,673
Accounts receivable, net of allowances of $694 and $579, respectively	37,839	29,912
Inventories	41,719	31,556
Prepaid expenses and other current assets	3,177	2,423
Deferred income taxes	5,604	9,053

Total current assets	151,564	163,617
Property and equipment, net	17,027	14,162
Intangible assets, net	54,215	29,226
Goodwill	101,402	57,230
Deferred income taxes	34,490	26,020
Other assets	1,559	1,365

Total assets	$360,257	$291,620

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,528	$14,160
Accrued expenses and other current liabilities	9,022	8,136
Deferred revenue	11,202	15,361
Capital lease and technology license obligations, current portion	6,385	8,088

Total current liabilities	40,137	45,745
Capital lease and technology license obligations, net of current portion	719	2,956
Deferred tax liability	5,946	5,917
Other non-current liabilities	2,762	2,392

Total liabilities	49,564	57,010

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, par value $0.001:
10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2011 and 2010	—	—
Common stock, par value $0.001:
200,000,000 shares authorized; 49,103,352 and 46,338,336 shares issued and outstanding; as of December 31, 2011 and 2010, respectively	49	46
Additional paid-in capital	352,104	276,057
Accumulated deficit	(41,460)	(41,493)

Total stockholders’ equity	310,693	234,610

Total liabilities and stockholders’ equity	$360,257	$291,620

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2011	2010	2009
Net revenue	$259,205	$206,500	$101,214
Cost of revenue	104,281	79,487	51,112

Gross profit	154,924	127,013	50,102

Operating expenses:
Research and development	92,197	60,602	42,682
Sales, general and administrative	66,771	55,303	28,651

Total operating expenses	158,968	115,905	71,333

Income (loss) from operations	(4,044)	11,108	(21,231)

Other income (expense), net:
Interest expense	(229)	(405)	(244)
Other, net	(179)	(1,004)	330

Total other income (expense), net	(408)	(1,409)	86

Income (loss) before income taxes	(4,452)	9,699	(21,145)
Provision for (benefit from) income taxes	(4,485)	(27,425)	249

Net income (loss)	$33	$37,124	$(21,394)

Net income (loss) per common share, basic	$0.00	$0.83	$(0.52)
Shares used in computing basic net income (loss) per common share	48,311	44,740	41,435
Net income (loss) per common share, diluted	$0.00	$0.77	$(0.52)
Shares used in computing diluted net income (loss) per common share	50,771	48,235	41,435

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

			Additional Paid-in Capital		Total Stockholders’ Equity
	Common Stock			Accumulated Deficit
	Shares	Amount
Balance at December 31, 2008	41,183,010	$41	$185,743	$(57,223)	$128,561
Common stock issued in connection with exercises of stock options	523,932	1	2,438		2,439
Common stock issued in connection with vesting of restricted stock units	175,902				—
Repurchase of shares of unvested common stock	(2,502)		(15)		(15)
Stock-based compensation			11,768		11,768
Issuance of common stock in connection with business acquisition	1,592,193	2	34,294		34,296
Issuance of common stock for settlement of liabilities	34,626		718		718
Net loss				(21,394)	(21,394)

Balance at December 31, 2009	43,507,161	44	234,946	(78,617)	156,373
Common stock issued in connection with exercises of stock options	2,407,792	2	19,744		19,746
Common stock issued in connection with vesting of restricted stock units	424,551				—
Repurchase of shares of unvested common stock	(1,168)		(4)		(4)
Stock-based compensation			21,371		21,371
Net income				37,124	37,124

Balance at December 31, 2010	46,338,336	46	276,057	(41,493)	234,610
Common stock issued in connection with exercises of stock options	1,265,016	1	12,061		12,062
Common stock issued in connection with vesting of restricted stock units	693,735	1			1
Issuance of common stock in connection with business acquisition	806,265	1	35,362		35,363
Unearned compensation			(2,105)		(2,105)
Stock-based compensation			30,729		30,729
Net income				33	33

Balance at December 31, 2011	49,103,352	$49	$352,104	$(41,460)	$310,693

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$33	$37,124	$(21,394)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	31,256	21,469	11,727
Depreciation and amortization	25,673	15,115	14,802
IPR&D written-off and write-down of intangible assets	3,480	—	—
Provision for note receivable	—	1,000	—
Deferred income taxes	(4,992)	(28,912)	(244)
Change in contingent earn-out liability	(4,564)	—	—
Other	—	—	39
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(7,927)	(7,750)	(6,726)
Inventories	(6,380)	(13,688)	(651)
Prepaid expenses and other current assets	(754)	(721)	266
Other assets	(195)	189	(421)
Accounts payable	(6,320)	3,875	(457)
Deferred revenue	(4,159)	3,258	3,743
Accrued expenses and other current and non-current liabilities	504	1,947	(1,059)

Net cash provided by (used in) operating activities	25,655	32,906	(375)

Cash flows from investing activities:
Purchases of property and equipment	(11,764)	(6,847)	(3,431)
Note receivable	—	(550)	(450)
Acquisition of businesses, net of cash acquired	(30,780)	(6,667)	(12,487)
Purchases of intangible assets	(6,730)	(657)	(679)

Net cash used in investing activities	(49,274)	(14,721)	(17,047)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	12,062	19,744	2,439
Principal payment of capital lease and technology license obligations	(15,891)	(6,170)	(3,111)
Repurchases of shares of unvested common stock	—	(4)	(15)

Net cash provided by (used in) financing activities	(3,829)	13,570	(687)

Net increase (decrease) in cash and cash equivalents	(27,448)	31,755	(18,109)
Cash and cash equivalents, beginning of period	90,673	58,918	77,027

Cash and cash equivalents, end of period	$63,225	$90,673	$58,918

Supplemental disclosure of cash flow information:
Cash paid for interest	229	406	243
Cash paid for taxes	468	424	372
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with the acquisition	35,363	—	34,296
Issuance of common stock for settlement of liabilities	—	—	718
Acquisition related payables	—	27	2,268
Purchased from capital lease and technology license	9,983	8,450	9,036

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM, INC.

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

During the year ended December 31, 2009, the Company completed the acquisition of MontaVista Software, Inc. (“MontaVista”). During the year ended December 31, 2010, the Company completed the purchase of certain assets of Celestial Systems, Inc. (“Celestial Systems”). Further, the Company completed the acquisition of substantially all of the assets of Wavesat Inc. (“Wavesat”) on January 25, 2011 and Celestial Semiconductor, Ltd. (“Celestial Semiconductor”) on March 4, 2011. For a complete discussion of the Company’s acquisition of MontaVista, Celestial Systems, Wavesat and Celestial Semiconductor, see “Note 5 Business Combinations.”

Basis of Consolidation

The consolidated financial statements include the accounts of Cavium, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or CODM, in deciding how to allocate resources and in assessing performance. The Company has determined that it operates in two reportable segments, namely: (1) semiconductor products; and (2) software and services. The two reportable segments are based upon the Company’s internal organizational structure, the manner in which the operations are managed, the criteria used by the CODM to evaluate segment performance and the availability of separate financial information. The accounting policies for the segment reporting are the same as for the Company as a whole. The financial information used by the Company’s CODM to evaluate segments results are net revenue and income from segment operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of an investment in a money market fund.

Allowance for Doubtful Accounts

The Company reviews its allowance for doubtful accounts by assessing individual accounts receivable over a specific age and amount. The Company’s allowance for doubtful accounts was $80,000 and $47,000 as of December 31, 2011 and 2010, respectively.

Inventories

Inventories consist of work-in-process and finished goods. Inventories not related to an acquisition are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value). Inventories from acquisitions are stated at fair value at the date of acquisition. The Company writes down excess and obsolete inventory based on its age and forecasted demand, generally over a 12 month period, which includes estimates taking into consideration the Company’s outlook on uncertain events such as market and economic conditions, technology changes, new product introductions and changes in strategic direction. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values. Inventory write-downs are not reversed until the related inventories have been sold or scrapped.

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

The Company capitalizes the cost of fabrication masks that are reasonably expected to be used during production manufacturing. Such amounts are included within property and equipment and are generally depreciated over a period of twelve months and recorded as a component of cost of revenue. If the Company does not reasonably expect to use the fabrication mask during production manufacturing, the related mask costs are expensed to research and development in the period in which the costs are incurred. The Company has capitalized $5.1 million, $3.1 million and $680,000 of mask costs for the years ended December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011, 2010 and 2009, total amortization expense from masks was $2.7 million, $1.4 million and $2.1 million, respectively.

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

Summarized below are individual customers whose accounts receivable balances were 10% or higher of the consolidated gross receivable:

	As of December 31,
	2011	2010
Percentage of gross accounts receivable
Flextronics	13%	14%
Honhai	11%	*
Jabil	*	10%

*	Represents less than 10% of the gross accounts receivable for the respective period end.

The end customers representing greater than 10% of consolidated net revenue for each of the years ended were:

	Year Ended December 31,
	2011	2010	2009
Percentage of total net revenue
Cisco	24%	22%	24%
Actiontec	*	*	10%

*	Represents less than 10% of the net revenue for the respective period end.

Business Combinations

The Company accounts for business combinations using the purchase method of accounting. The Company determines the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with the guidance provided under business combinations, the Company allocates the purchase price of business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. Management makes valuation assumptions that require significant estimates, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer lists, and distribution agreements and acquired developed technologies, expected costs to develop IPR&D into commercially viable products, estimated cash flows from projects when completed and discount rates. The Company estimates fair value based upon assumptions that it believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Effective January 1, 2009, the Company adopted the updated authoritative guidance on business combinations which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. It also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and the financial effects of the business combination. The updated guidance also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. Similarly, under the updated guidance, the Company expensed related transaction costs of $2.2 million, $2.1 million and $958,000 in 2011, 2010 and 2009, respectively, associated with the acquisitions, which would have been capitalized under the prior accounting standards. The updated guidance also addresses application issues regarding the initial recognition and measurement, subsequent measurement and accounting of disclosures of assets and liabilities arising from contingencies in business combination. In circumstances where the acquisition date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount cannot be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount.

Goodwill and intangible assets

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets and liabilities assumed. Intangible assets which include technology licenses, core technology, trademarks and customer contracts and relationships acquired from other companies either as a result of acquisition or licensing are capitalized and amortized on the straight-line method over its estimated useful life, which generally ranges from one to seven years depending on the nature of the intangible assets. Technology licenses payable in installments are capitalized using the present value of the payments.

The Company evaluates goodwill for impairment at least on an annual basis in the fourth quarter of the calendar year or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. The Company performs the goodwill impairment test for each reporting unit. A two-step impairment test is used to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill. Determining the fair value of a reporting unit and intangible asset is judgmental and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that are believed to be reasonable but are uncertain and subject to changes in market conditions. The goodwill impairment analysis did not result in an impairment charge during the years ended December 31, 2011, 2010 and 2009.

For purposes of step one analyses on the 2011 annual goodwill impairment test, the fair value of each reporting unit was determined based on the weighted fair value using market and income approach. Determining the fair value of each reporting unit is judgmental in nature and requires the use of significant estimates and assumptions. The income approach was based on discounted cash flows which were derived from internal forecasts and economic expectations. Key assumptions used to determine the fair value under the income approach include the cash flow period, terminal values based on a terminal growth rate and the discount rate. The market approach utilized valuation multiples based on operating and valuation metrics from comparable companies in the industry. The result of the analysis showed that the estimated fair value of the semiconductor reporting unit exceeded its carrying value with significant headroom while for software and services reporting unit, the estimated fair value exceeded by approximately 33%. The Company continues to monitor the impact of recent market and economic events to determine if impairment indicators exist. Should a triggering event occur in 2012, the Company will perform an interim impairment test.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets (or asset group) may not be fully recoverable. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, the Company estimates the future cash flows expected to be generated by the asset from its use or eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. During the year ended December 31, 2011, the Company wrote-off acquired IPR&D and recorded an impairment charge to write-down certain acquired intangible assets (See Notes 5 and 6 of the Notes to Consolidated Financial Statements). No impairment of the carrying value of long-lived assets was identified by the Company during the years ended December 31, 2010 and 2009.

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

Revenue is recognized upon shipment for sales to distributors with limited rights of returns and price protection if the Company concludes it can reasonably estimate the credits for returns and price adjustments issuable. The Company records an estimated allowance, at the time of shipment, based on the Company’s historical patterns of returns and pricing credits of sales recognized upon shipment. The credits issued to distributors or other customers have historically not been material. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands.

Revenue and costs relating to sales to distributors are deferred if the Company grants more than limited rights of returns and price credits or if it cannot reasonably estimate the level of returns and credits issuable. Deferred margin on these shipments is reported and are included in deferred revenue. Accounts receivable is recognized and inventory is relieved when title to inventories transfers, which typically takes place at the time of shipment, which is the point in time at which the Company has a legal enforceable right to collection under normal payment terms.

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

Revenue from software and service arrangements is recorded when all of the following criteria are met:

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

For multiple-element arrangements entered into prior to the adoption of the amended guidance on multiple-delivery arrangements effective January 1, 2011, which contains software or software related elements, the Company allocates revenue between elements in a multiple-element revenue arrangement based on vendor specific objective evidence (“VSOE”) of fair value for each undelivered element. VSOE is based on the price charged when an element is sold separately. The Company enters into multiple-element arrangements that generally include time-based licenses and support that are typically not sold separately. Revenue from these arrangements is deferred and recognized ratably over the term that support is offered, which is typically 12 months.

The software arrangement may also include professional services, and these services may be purchased separately. Professional services engagements are billed on either a fixed-fee or time-and-materials basis. For fixed-fee arrangements, professional services revenue is recognized under the proportional performance method, with the associated costs included in cost of revenue. The Company estimates the proportional performance of the arrangements based on an analysis of progress toward completion. The Company periodically evaluates the actual status of each project to ensure that the estimates to complete each contract remain accurate, and a loss is recognized when the total estimated project cost exceeds project revenue. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on progress toward completion of projects in progress. To the extent the Company is unable to estimate the proportional performance then the revenue is recognized on a completed performance basis. Revenue for time-and-materials engagements is recognized as the effort is incurred.

In addition, the Company also enters into multiple element arrangements, which consist of the combination of licensed software, support and professional services. Professional services in these arrangements do not involve significant customization, modification or development of software licensed under the time based licenses and are not essential to the functionality of this software. Provided that the total arrangement consideration is fixed and determinable at the inception of the arrangement, the Company allocates the total arrangement consideration to professional services and time based licenses bundled with support based on VSOE for professional services and VSOE for time based licenses bundled with support. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. For arrangements with services that are essential to the functionality of the software, the license and related service revenues are recognized using the proportional performance method.

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

Effective January 1, 2011, the Company adopted the updated guidance on Multiple-Deliverable Revenue Arrangements. For transactions entered into subsequent to the adoption of this updated guidance, when a sales arrangement contains multiple elements with combinations of hardware, software, post contract support and/or professional services, and if the different elements in the arrangement qualify as separate units of accounting, the Company allocates total arrangement consideration to each element based on relative selling price. The selling price for a deliverable is based on its VSOE if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for products and services revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. TPE is determined by evaluating competitor prices for similar deliverables when sold separately. Generally, the Company’s product offerings related to these arrangements contain a significant level of customization and contain significant portion of proprietary technology which are not exactly comparable to its peers, therefore pricing of products with similar functionality cannot be obtained, and thus the Company cannot determine TPE. When the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a standalone basis. The ESP is determined by considering multiple factors including, but not limited to pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles. The adoption of this new standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Deferred revenue

The Company records deferred revenue for customer billings and advance payments received from customers before the performance obligations have been completed and/or services have been performed. In addition, the Company also records deferred revenue, net of deferred costs on shipments to a sell-through distributor. Total net deferred revenue as of December 31, 2011 and 2010 comprised of the following:

	As of December 31,
	2011	2010
	(in thousands)
Services / Support and Maintenance	$4,176	$5,794
Software License / Subscription	4,683	6,044
Distributors	2,343	3,523

	$11,202	$15,361

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

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Beginning balance	$234	$209	$154
Accruals	802	345	695
Settlements and adjustments made	(624)	(320)	(640)

Ending balance	$412	$234	$209

Indemnities

In the ordinary course of business the Company enters into agreements with customers that include indemnity provisions. Based on historical experience and other available information, the Company believes its exposure related to the above indemnity provisions was not significant during each of the periods presented.

Research and Development

Research and development costs are expensed as incurred and primarily include personnel costs, prototype expenses, which include the cost of fabrication mask costs not reasonably expected to be used in production manufacturing, and allocated facilities costs as well as depreciation of equipment used in research and development.

Advertising

The Company expenses advertising costs as incurred. Advertising costs were $845,000, $855,000 and $396,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Operating Leases

The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent paid is recorded as deferred rent in accrued expenses and other current and non-current liabilities components of the consolidated balance sheets.

Accounting for Stock-Based Compensation

The Company applies the fair value recognition provisions of stock-based compensation. The Company recognizes the fair value of the awards on a straight-line basis over the options’ vesting periods. The Company estimates the grant date fair value of stock option awards using the Black-Scholes option valuation model.

The Company recognizes stock-based compensation for options and RSUs granted to employees in accordance with the fair value recognition provisions authoritative guidance as provided under stock-based compensation. In addition, the Company also recognizes stock-based compensation for holdback shares issued related to the Celestial Semiconductor acquisition (See Note 5 of the Consolidated Financial Statements). The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cost of revenue	$1,781	$1,271	$373
Research and development	13,829	9,929	5,574
Sales, general and administrative	15,646	10,269	5,780

	$31,256	$21,469	$11,727

The total stock-based compensation capitalized as part of inventory as of December 31, 2011 and 2010 was $152,000 and $111,000, respectively.

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

The Company accounts for stock options issued to nonemployees in accordance with the provisions of the equity-based payments to non-employees. The fair value of the stock options granted to non-employees was estimated using the Black-Scholes option valuation model. This model utilizes the estimated fair value of the Company’s common stock, the contractual term of the option, the expected volatility of the price of the Company’s common stock, risk-free interest rates and the expected dividend yields of the Company’s common stock. Stock-based compensation expense related to non-employees was not significant during any of the periods presented.

Income Taxes

The Company provides for deferred income taxes under the asset and liability method. Under this method, deferred tax assets, including those related to tax loss carryforwards and credits, and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets when management cannot conclude that it is more likely than not that the net deferred tax asset will be recovered. The valuation allowance was determined by assessing both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity that are not the result of transactions with stockholders. For the year ended 2011, 2010 and 2009, there are no components of comprehensive income (loss) which are excluded from the net income (loss) and, therefore, no separate statement of comprehensive income (loss) has been presented.

Foreign Currency Translation

The Company uses the United States dollar as the functional currency for its subsidiaries. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets and liabilities. Net revenue and expenses are remeasured at average exchange rates in effect during each period, except for those revenue, cost of sales and expenses related to the nonmonetary assets and liabilities, which are remeasured at historical exchange rates. The aggregate foreign exchange gain or loss, which was included in other, net in the consolidated statements of operations are not material for the years ended December 31, 2011, 2010 and 2009.

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

The Company calculates basic net income (loss) per common share by dividing net income by the weighted average number of common shares outstanding during the reporting period (excluding shares subject to repurchase). Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common and potentially dilutive common shares outstanding during the reporting period. Potentially dilutive securities are composed of incremental common shares issuable upon the exercise of stock options and restricted stock units.

The following table sets forth the computation of net income (loss) per share:

	Year ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Net income (loss)	$33	$37,124	$(21,394)

Weighted average common shares outstanding - basic	48,311	44,740	41,435
Dilutive effect of employee stock plans	2,460	3,495	—

Weighted average common shares outstanding - diluted	50,771	48,235	41,435

Basic net income (loss) per share	$0.00	$0.83	$(0.52)

Diluted net income (loss) per share	$0.00	$0.77	$(0.52)

The following weighted average outstanding options and restricted stock units were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Options to purchase common stock	507	143	7,569
Restricted stock units	28	—	843

3.	Fair Value

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

Level 1 – Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets.

Level 3 – Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

At December 31, 2011 and 2010, all of the Company’s investments were classified as cash equivalents and are comprised of an investment in a money market fund. In accordance with the guidance provided under fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund as Level 1, which approximated $47.7 million and $71.1 million as of December 31, 2011 and 2010, respectively.

4.	Balance Sheet Components

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value) and are comprised of the following:

	As of December 31,
	2011	2010
	(in thousands)
Work-in-process	$31,419	$24,015
Finished goods	10,300	7,541

	$41,719	$31,556

Property and equipment, net, consist of the following:

	As of December 31,
	2011	2010
	(in thousands)
Mask costs and test equipment	$24,204	$16,911
Software, computer and other equipment	25,789	20,836
Furniture, office equipment and leasehold improvements	784	561

	50,777	38,308
Less: accumulated depreciation and amortization	(33,750)	(24,146)

	$17,027	$14,162

Depreciation and amortization expense was $11.8 million, $8.4 million and $7.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company leases certain design tools under time-based capital lease arrangements which are included in property and equipment, and they were $13.2 million and $11.9 million at December 31, 2011 and 2010, respectively. Amortization expense related to assets recorded under capital leasing agreements was $4.1 million, $3.8 million and $3.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2011	2010
	(in thousands)
Accrued compensation and related benefits	$4,451	$4,214
Professional fees	1,011	779
Restructuring related payables	1,140	470
Deferred compensation	568	—
Income tax payable	760	1,001
Other	1,092	1,672

	$9,022	$8,136

Other non-current liabilities consist of the following:

	As of December 31,
	2011	2010
	(in thousands)
Accrued rent	$750	$600
Income tax payable	920	1,322
Restructuring related payables	248	470
Other	844	—

	$2,762	$2,392

5.	Business Combinations

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

The total purchase price was as follows:

Amount
(in thousands)
Cash consideration (1)	$10,948
Value of common stock issued	34,296

Total purchase price	$45,244

(1)	Of the total cash consideration, $8.6 million and $2.3 million were paid in 2009 and 2010.

The purchase price allocation was as follows:

Amount
(in thousands)
Net tangible liabilities	(11,893)
Indentifiable intangibles	14,909
Goodwill	42,228

Total purchase price	$45,244

The following table represents details of the purchased intangible assets as part of the acquisition:

Intangible Assets	Estimated Useful Life (in Years)	Amount
		(in thousands)
Existing technology	5.0	$1,295
Subscriber base	7.0	10,485
Customer contracts and relationships	6.0	2,215
Tradename/Trademarks	5.0	914

Total		$14,909

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

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed. The entire acquired goodwill is not deductible for tax purposes. The acquisition of MontaVista was intended to complement the Company’s broad portfolio of multi-core processors to deliver integrated and optimized embedded solutions to the market and thus integrated into the software and services segment. These new opportunities, among other factors were the reasons for the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill.

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

The Company accounted for this business combination by applying the acquisition method, and accordingly, the estimated purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase price over the net tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill. The total purchase price includes the aggregate cash consideration which was paid out at the closing date of acquisition. The earn-out, which represents an additional bonus to a Celestial Systems’ executive employed by the Company, was recognized as compensation expense ratably over 1 year from the acquisition date. The earn-out milestone was achieved during the service period and was fully paid in the fourth quarter of 2011.

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

The fair value of the existing technology and customer contracts and relationships was determined based on the income approach using the discounted cash flow method. A discount rate of 18% was used to value both the existing technology and the customer contracts and relationships and was estimated using a discount rate based on implied rate of return of the transaction, adjusted for the specific risk profile for each asset. The remaining useful life of existing technology was estimated based on historical product development cycles, the projected rate of technology attrition, and the patterns of project benefit of the asset. The remaining useful life of customer contacts and relationships was estimated based on customer attrition, new customer acquisition and future economic benefit of the asset. During the year ended December 31, 2011, the Company decided to accelerate the amortization of the customer contracts and relationships to fully amortize the remaining carrying value considering the assessment of the customer attrition and the future economic benefit of the asset.

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

Wavesat Inc.

On January 25, 2011, the Company completed the acquisition of substantially all of the assets of Wavesat Inc. (“Wavesat”) including, but not limited to, certain intellectual property, all of Wavesat’s rights to, in and under customer contracts and other material agreements, inventory, fixed assets and assumed certain liabilities for aggregate cash consideration of $10.0 million. The Company also made advances to Wavesat in the form of a loan prior to the closing of the acquisition amounting to $500,000 to fund Wavesat’s operations which was accounted as part of the total purchase price consideration. Following the closing, the Company also paid a total of $2.0 million to Wavesat in connection with a transition services arrangement, pursuant to which Wavesat continued to employ certain employees prior to their becoming employees of the Company. The transition services are billed based on agreed upon methods that include actual expenses incurred by Wavesat (e.g. payroll costs, consulting services and other miscellaneous operating expenses) during the transition period from the closing date of the acquisition to March 15, 2011 in accordance with the terms of the agreement.

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

The purchase price allocation was as follows:

Amount
(in thousands)
Net tangible liabilities	$(1,912)
In-process research and development	800
Other identifiable intangible assets	3,700
Goodwill	7,912

Total purchase price	$10,500

The following represents details of the purchased other intangible assets as part of the acquisition:

	Estimated useful life (in years)	Amount
		(in thousands)
Existing technology	6.0	$2,500
Core technology	6.0	900
Trademarks	6.0	300

Total		$3,700

Acquired In-Process Research and Development (“IPR&D”) assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, this asset will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D project, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence. The fair value of the IPR&D was determined based on an income approach using the discounted cash flow method. A discount rate of 17% was used to value the project based on the implied rate of return of the transaction, adjusted to reflect additional risks inherent in the acquired project. During the fourth quarter of 2011, the Company decided to abandon the related IPR&D project. As such the initially recognized fair value of acquired IPR&D was charged to selling and general administrative expense within total operating expenses (see Note 6 of the Consolidated Financial Statements).

The fair value of the existing technology was determined based on an income approach using the discounted cash flow method. A discount rate of 13% was used to value the existing technology and was estimated using a discount rate based on implied rate of return of the transaction, adjusted for specific risk profile of the asset. The remaining useful life for the existing technology was based on historical product development cycles, the projected rate of technology attrition, and the pattern of projected economic benefit of the asset. The fair value of core technology and trademark were determined using a variation of income approach known as profit allocation method. The discount rates for core technology and trademark were 14% and 15%, respectively. The estimated useful life was determined based on the future economic benefit expected to be received from the assets. During the year ended December 31, 2011, the Company decided to write-down the carrying value of the existing technology, core technology and trademarks as a result of the assessment of the recoverability and future benefit from the assets. The write-down of the intangible assets was charged to selling and general administrative expense within total operating expenses (see Note 6 of the Consolidated Financial Statements).

This acquisition added multicore wireless digital system processing to the Company’s embedded processor product line. This factor contributed to a purchase price resulting in the recognition of goodwill. This acquisition is related to the Company’s semiconductor products reportable segment. Of the total acquired goodwill from Wavesat, approximately $4.2 million is expected to be deductible for tax purposes in future periods.

Celestial Semiconductor, Ltd.

On March 4, 2011, the Company completed the acquisition of substantially all of the assets and assumed certain liabilities of Celestial Semiconductor, Ltd. (“Celestial Semiconductor) for an aggregate purchase price consideration, consisting of a mix of cash and shares of the Company’s common stock. In addition, the Company agreed to pay an additional earn-out consideration determined based on a certain percentage of the qualified earn-out revenue for the 12 months following the close of the acquisition as specified in the asset purchase agreement.

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

Following summarizes the total purchase price consideration:

Amount
(in thousands)
Cash consideration	$20,606
Common stock (758,265 shares at $43.86 per share)	33,258
Estimated fair value of the contingent earn-out consideration to other selling shareholders’	3,432

Total	$57,296

The total common stock issued to Celestial Semiconductor was determined by dividing the purchase price consideration of $35.0 million as per the asset purchase agreement with the Company’s average stock price of $43.41, or total equivalent common stock of 806,265 shares. The average stock price was determined based on the average closing price reported on NASDAQ for the 15 trading days ending five trading days prior to March 1, 2011. The Company, Celestial Semiconductor and a former executive of Celestial Semiconductor who became an employee of the Company entered into a holdback share agreement to hold 48,000 shares issued to such executive in an escrow account. Such holdback shares will vest and will be released to such executive over 2 years following the acquisition date subject to the terms and conditions of continued employment with the Company. Accordingly, the fair value of such shares at the closing date, approximately $2.1 million, was not included in the purchase price and will be accounted for as compensation and recognized ratably over the vesting period of 2 years. Considering the vesting conditions of such holdback shares, it is accounted as liability-classified stock compensation. The vested shares are marked-to-market at each reporting period and the related compensation liability is recorded as deferred compensation in accrued expense and other current liabilities. Total stock-based compensation expense recorded as sales, general and administrative expenses related to such holdback shares for the year ended December 31, 2011 was $568,000.

The contingent earn-out provision of up to $10.0 million was expected to be allocated approximately $5.0 million to certain employees of Celestial Semiconductor who became employees of the Company (“affected employees”) and approximately $5.0 million to other selling shareholders who did not become employees of the Company (“other selling shareholders”). The contingent earn-out is determined based on a certain percentage of the qualified earn-out revenue for the 12 months following the close of the acquisition as specified in the asset purchase agreement. The estimated initial fair value of the earn-out liability was determined using the weighted probabilities of the achievement of the qualified earn-out revenue discounted using the estimated cost of debt. This fair value measurement is based on significant sales inputs not observed in the market and thus represented a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

The initial fair value of the earn-out liability expected to be distributed to other selling shareholders amounted to $3.43 million and was accounted for as part of the purchase price and was recorded as acquisition related payables in accrued expense and other current liabilities. The initial fair value of the earn-out liability to be distributed to the affected employees amounted to $3.39 million and was not considered to be a component of the purchase price. Instead, considering the terms of employment, compensation expense will be recognized ratably over a 1 year period beginning on the acquisition date. As of the second quarter of 2011, the Company recorded $1.13 million as accrued compensation and related benefits in accrued expense and other current liabilities. In accordance with the business acquisition guidance, any changes in the fair value of the contingent earn-out consideration subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes. During the third quarter of 2011, management determined that the qualifying earn-out revenue will likely not be achieved due to a delay in the customers’ product roll-out. As such, management assessed that the initial contingent earn-out liability totaling $4.6 million will likely not be paid out, and thus, the related liability was reversed within sales, general and administrative expenses within total operating expenses.

The purchase price allocation was as follows:

Amount
(in thousands)
Net tangible assets	$436
In-process research and development	600
Other identifiable intangible assets	20,000
Goodwill	36,260

Total purchase price	$57,296

The following table represents details of the purchased other identifiable intangible assets as part of the acquisition:

	Estimated useful life (in years)	Amount
		(in thousands)
Existing technology	4.0	$11,300
Core technology	4.0	3,000
Customer contracts and relationships	7.0	4,600
Trademarks	4.0	1,000
Order backlog	1.0	100

Total		$20,000

Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, this asset will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence. The fair value of the IPR&D was determined based on an income approach using the discounted cash flow method. A discount rate of 17% was used to value the project based on the implied rate of return of the transaction, adjusted to reflect additional risks inherent in the acquired project.

During the fourth quarter of 2011, the Company decided to abandon one of the two IPR&D projects. As such, the related initial fair value of such IPR&D project amounting to $305,000 was charged to selling, general and administrative expense within total operating expenses. The other IPR&D project was completed with an initial fair value of$295,000 was classified as part of finite-lived intangible assets, and will be amortized over the estimated useful life of 5 years.

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

With the acquisition of Celestial Semiconductor, the Company added a processor family targeted for the large and growing market of digital media players. This factor contributed to a purchase price resulting in the recognition of goodwill, which was allocated to the Company’s semiconductor products reportable segment. Of the total acquired goodwill from Celestial Semiconductor, approximately $19.9 million is expected to be deductible for tax purposes in future periods.

Pro forma financial information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company, MontaVista, Wavesat and Celestial Semiconductor. The pro forma results of operations for the acquisition of Celestial Systems have not been presented as the effect is not significant. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the comparable prior annual reporting period as presented (in thousands):

	Net Revenue	Net Loss
Actual from acquisition dates of Wavesat and Celestial Semiconductor to December 31, 2011	$4,015	$(16,740)
Supplemental pro forma from January 1, 2011 to December 31, 2011	259,525	(5,439)
Supplemental pro forma from January 1, 2010 to December 31, 2010	222,326	(2,390)
Supplemental pro forma from January 1, 2009 to December 31, 2009	128,442	(36,998)

The supplemental pro forma information from January 1, 2011 to December 31, 2011 combines the historical results of the Company, Wavesat and Celestial Semiconductor for the year ended December 31, 2011, adjusted had the acquisition date been January 1, 2010. The supplemental pro forma net loss was adjusted to exclude acquisition related costs incurred by the Company, Wavesat and Celestial Semiconductor of $5.4 million, write-off of IPR&D of $1.1 million and write-down of intangible assets of $2.4 million; and excludes credit related to the release of the contingent earn-out liability of $4.6 million. The supplemental pro forma net loss was also adjusted to include amortization of acquired intangibles of $826,000 calculated from January 1, 2011 to the respective acquisition dates.

The supplemental pro forma information from January 1, 2010 to December 31, 2010 combines the historical results of the Company, Wavesat and Celestial Semiconductor for the year ended December 31, 2010, adjusted had the acquisition date been January 1, 2010. The supplemental pro forma net loss was adjusted to include acquisition related costs incurred by the Company, Wavesat and Celestial Semiconductor of $5.4 million, write-off of IPR&D of $1.1 million and write-down of intangible assets of $2.4 million; and includes credit related to the release of the contingent earn-out liability of $4.6 million. The supplemental pro forma net loss was also adjusted to include amortization of acquired intangibles of $5.2 million calculated for the year ended December 31, 2010.

The supplemental pro forma information from January 1, 2009 to December 31, 2009 combines the historical results of the Company and MontaVista for the year ended December 31, 2009 adjusted had the acquisition date been January 1, 2009. The supplemental pro forma net loss was adjusted to include acquired intangible amortization of $2.2 million calculated from January 1, 2009 to acquisition date.

6.	Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of goodwill:

	As of December 31, 2011			As of December 31, 2010
	Semiconductor Products	Software and Services	Total	Semiconductor Products	Software and Services	Total
	(in thousands)
Balance at beginning of the year	$12,217	$45,013	$57,230	$12,217	$44,390	$56,607
Additions	44,172	—	44,172	—	1,969	1,969
Adjustments	—	—	—	—	(1,346)	(1,346)

Balance at end of the year	$56,389	$45,013	$101,402	$12,217	$45,013	$57,230

The addition of $44.2 million in 2011 relates to the acquisition of Wavesat and Celestial Semiconductor and the $2.0 million addition in 2010 relates to the acquisition of Celestial Systems. The adjustment in goodwill of $1.4 million in 2010 was mainly related to purchase price allocation adjustments of the fair value of tangible assets and liabilities acquired from the MontaVista (see Note 5 of the Consolidated Financial Statements).

Intangible assets, net consisted of the following:

	As of December 31, 2011			Weighted average remaining amortization period (years)
	Gross	Accumulated Amortization	Net
	(in thousands)
Existing and core technology - product	$48,052	$(23,386)	$24,666	3.04
Technology license	35,630	(13,390)	22,240	2.62
Customer contracts and relationships	8,991	(3,031)	5,960	4.17
Trade name	2,296	(964)	1,332	3.75
Order backlog	640	(623)	17	0.17

Total amortizable intangible assets	$95,609	$(41,394)	$54,215	2.79

	As of December 31, 2010			Weighted average remaining amortization period (years)
	Gross	Accumulated Amortization	Net
	(in thousands)
Existing and core technology - product	$28,950	$(12,251)	$16,699	3.06
Technology license	18,340	(10,082)	8,258	2.48
Customer contracts and relationships	4,391	(846)	3,545	3.17
Trade name	996	(272)	724	4.00
Order backlog	540	(540)	—	—

Total amortizable intangible assets	53,217	(23,991)	29,226	2.87

Amortization expenses were $13.9 million, $6.7 million and $7.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

During the year ended December 31, 2011, the Company wrote-off the acquired IPR&D from Wavesat and Celestial Semiconductor of $1.1 million as a result of the abandonment of the projects. In addition, the Company recorded an impairment loss related to certain intangible assets acquired from Wavesat amounting to $2.4 million as a result of the recoverability assessment using the expected cash flows from the cash generating group to which the assets belong. The estimated fair value of the intangible assetswas determined using the discounted cash flow method. This fair value measurement was based on significant management judgment to forecast the future operating results inputs not observed in the market and thus represented a Level 3 measurement.

The estimated future amortization expense from amortizable intangible assets is as follows (in thousands):

2012	$15,160
2013	13,917
2014	10,850
2015	4,808
2016 and thereafter	9,480

$54,215

7.	Restructuring Accrual

In connection with the acquisition of MontaVista in 2009, the Company assumed a restructuring related liability of $1.3 million. The liability is related to the operating lease facility for the portion that MontaVista no longer occupied. In December 2011, the MontaVista operation was moved to the Company’s principal office in San Jose, California. As such, the remaining portion of the leased facility of MontaVista is no longer occupied. The Company recorded an additional restructuring accrual of $918,000 for such remaining portion of the leased facility. The Company expects the MontaVista obligation to be settled by the end of January 2013. The Company also had outstanding restructuring liability in connection with the acquisition of W&W Communications, Inc. (“W&W”) in 2008 related to an operating lease commitment for one of W&W facility which was settled in January 2011.

In connection with a workforce action during the year ended December 31, 2011, the Company incurred $504,000 in expense primarily related to severance and other related benefits. These charges were recorded as operating expenses and were paid in full as of December 31, 2011.

A summary of the accrued restructuring liabilities, net of related activities during the years ended December 31, 2011 and 2010 are as follows (in thousands):

	As of December 31, 2011			As of December 31, 2010
	Severance and other benefits	Excess Facility Related Cost	Total	Severance and other benefits	Excess Facility Related Cost	Total
Accrued restructuring at beginning of the year	$—	$940	$940	$—	$1,659	$1,659
Additions	504	918	1,422	—	—	—
Cash payments and other non-cash adjustments	(504)	(470)	(974)	—	(719)	(719)

Accrued restructuring at end of the year	—	1,388	1,388	—	940	940
Less: current portion	—	1,140	1,140	—	470	470

Long-term portion	$—	$248	$248	$—	$470	$470

8.	Stockholders’ Equity

Common and Preferred Stock

As of December 31, 2011, the Company is authorized to issue 200,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. The Company has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2011 and 2010, no shares of preferred stock were outstanding.

2007 Stock Incentive Plan

Upon completion of its IPO in May 2007, the Company adopted the 2007 Stock Incentive Plan, the 2007 Plan, which reserved 5,000,000 shares of the Company’s common stock. The number of shares of the common stock reserved for issuance will be increased annually on January 1st each year for 10 years commencing from January 1, 2008 through January 1, 2017, by the lesser of (i) 5% of the total number of shares of the common stock outstanding on the applicable January 1st date or (ii) 5,000,000 shares. The board of directors may also act, prior to the first day of any fiscal year, to increase the number of shares as the board of directors shall determine, which number shall be less than each of (i) and (ii). The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2007 Plan is equal to 10,000,000 shares. As of December 31, 2011, there were 4,561,803 shares reserved for issuance under the 2007 Plan. The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively, “stock awards”), and performance cash awards, all of which may be granted to employees (including officers), directors, and consultants or affiliates. Awards granted under the 2007 Plan vest at the rate specified by the plan administrator, typically with 1/8th of the shares vesting six months after the date of grant and 1/48th of the shares vesting monthly thereafter over the next three and one half years. The term of awards expires seven to ten years from the date of grant. As of December 31, 2011, 10,462,308 shares have been granted under the 2007 Plan.

2001 Stock Incentive Plan

As of December 31, 2011, the Company’s 2001 Stock Incentive Plan, the 2001 Plan expired, thus there were no outstanding shares reserved for issuance. Options granted under the 2001 Plan were either incentive stock options or non-statutory stock options as determined by the Company’s board of directors. Options granted under the 2001 Plan vested at the rate specified by the plan administrator, typically with 1/8th of the shares vesting six months after the date of grant and 1/48th of the shares vesting monthly thereafter over the next three and one half years to four and one half years. The term of option expires ten years from the date of grant. No shares were granted under the 2001 Plan in 2011.

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

Detail related to activity of all unvested shares of common stock is as follows:

	Number of Unvested Shares Outstanding	Weighted-Average Exercise/Purchase Price
Balance as of December 31, 2008	145,564	$3.50
Issued	—	—
Vested	(101,391)	3.00
Repurchased	(2,502)	5.99

Balance as of December 31, 2009	41,671	$4.59
Issued	—	—
Vested	(36,528)	4.62
Repurchased	(1,168)	3.04

Balance as of December 31, 2010	3,975	4.76
Issued	—	—
Vested	(3,975)	4.76
Repurchased	—	—

Balance as of December 31, 2011	—	—

Detail related to stock option activity is as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2008	5,397,454	$8.78
Options granted	3,032,486	11.39
Options exercised	(523,932)	4.65
Options cancelled and forfeited	(336,911)	14.93

Balance as of December 31, 2009	7,569,097	$9.84
Options granted	768,226	25.52
Options exercised	(2,407,792)	8.20
Options cancelled and forfeited	(315,967)	15.97

Balance as of December 31, 2010	5,613,564	$12.34
Options granted	403,960	37.81
Options exercised	(1,265,016)	9.54
Options cancelled and forfeited	(100,788)	15.35

Balance as of December 31, 2011	4,651,720	$15.25

The aggregate intrinsic value for options exercised during the year ended December 31, 2011 and 2010 were $41.3 million and $71.7 million, respectively, representing the difference between the closing price of the Company’s common stock at the date of exercise and the exercise price paid.

The following table summarizes information about stock options outstanding as of December 31, 2011:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price	Aggregrate Intrinsic Value
$ 0.30 - $1.50	155,234	3.43	$0.92	155,234	$0.92
3.04 - 3.04	651,437	4.22	3.04	651,437	3.04
3.74 - 8.52	312,671	3.93	7.95	253,399	7.86
10.32 - 10.32	1,187,541	4.10	10.32	678,247	10.32
12.56 - 14.42	116,883	4.04	13.84	77,730	13.91
14.80 - 14.80	659,588	3.21	14.80	579,975	14.80
16.32 - 24.16	794,875	4.68	21.83	395,945	21.41
24.99 - 42.01	773,491	5.80	32.75	239,621	30.35

0.30 - 42.01	4,651,720	4.34	$15.25	3,031,588	$12.05	$65,305,371

Exercisable	4,608,098	4.32	$15.11			$65,139,912

Vested and expected to vest	3,031,588	4.08	$12.05			$50,410,460

The aggregate intrinsic value for options outstanding at December 31, 2011 was $65.3 million representing the difference between the weighted average exercise price and $28.43, the closing price of the Company’s common stock at December 31, 2011, as reported on The NASDAQ Global Market, for all in the money options outstanding.

The fair value of each employee option grants for the years ended December 31, 2011, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

	For the Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	0.59% -1.64%	1.03% -2.09%	1.52% -2.19%
Expected life	4.53 years	4 - 5 years	4 - 5 years
Dividend yield	0%	0%	0%
Volatility	54.0% -54.8%	55.0% -57.0%	58.0% -64.0%

The Company determined that it was not practical to calculate the historical volatility of its share price since the Company’s securities were not publicly traded prior to May 2007 and before which there was no readily determinable market value for its stock. Further, the Company is a high-growth technology company whose future operating results are not comparable to its prior operating results. Therefore, for all options granted during the years ended December 31, 2011, 2010 and 2009, the expected volatility was based on reported market value data of a group of publicly traded companies, which it selected from certain market indices, that the Company believed was relatively comparable after consideration of their size, stage of life cycle, profitability, growth, and risk and return on investment. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of the Company’s stock-based awards. For all options granted during the years ended December 31, 2011, 2010 and 2009, the Company used the simplified method to determine the expected term as permitted by the provisions of stock-based compensation.

The estimated weighted-average grant date fair value of options granted during the twelve months ended December 31, 2011, 2010 and 2009 were $17.29, $12.20 and $5.77, respectively. There were $15.0 million of unrecognized compensation cost, net of estimated forfeitures as of December 31, 2011 which is expected to be recognized over a weighted average period of 1.85 years.

Restricted Stock Unit Awards

The company began issuing restricted stock units, or RSUs, in the fourth quarter of 2007. Shares are issued on the date the restricted stock units vest, and the fair value of the underlying stock on the dates of grant is recognized as stock-based compensation over a three or four-year vesting period. A summary of the activity of restricted stock for the related periods are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2008	280,933	$17.16
Granted	768,893	16.48
Issued and released	(175,902)	13.10
Cancelled and forfeited	(31,388)	14.25

Balance as of December 31, 2009	842,536	$17.49
Granted	1,250,741	25.66
Issued and released	(424,551)	20.64
Cancelled and forfeited	(76,687)	23.01

Balance as of December 31, 2010	1,592,039	$22.80
Granted	1,215,771	37.15
Issued and released	(693,735)	26.16
Cancelled and forfeited	(161,470)	25.42

Balance as of December 31, 2011	1,952,605	$30.33

The total intrinsic value of the RSUs issued as of December 31, 2011 was $52.8 million, representing the closing price of the Company’s stock on December 31, 2011, multiplied by the number of non-vested RSUs expected to vest as of December 31, 2011.

For RSUs, stock-based compensation is calculated based on the market price of the Company’s common stock on the date of the grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recognized on a straight-line basis, over the vesting period.

As of December 31, 2011, the total unrecognized compensation cost, net of estimated forfeitures related to restricted stock units granted under the Company’s 2007 Equity Incentive Plan amounted to $50.9 million, which is expected to be recognized over a weighted average period of 2.92 years.

9.	Income Taxes

The following table presents the provision for (benefit from) income taxes and the effective tax rates:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Income (loss) before income taxes	$(4,452)	$9,699	$(21,145)
Provision for (benefit from) income taxes	(4,485)	(27,425)	249
Effective tax rate	100.7%	-282.8%	-1.2%

The tax benefit for the year ended December 31, 2011 was primarily related to the federal research and development credits and stock-based compensation related to the joint research and development arrangement with the Company’s foreign affiliate, partially offset by the foreign rate differential due to foreign loss being tax benefited at lower rates than the U.S. statutory rate. The tax benefit for the year ended December 31, 2010 primarily consists of a $28.9 million tax benefit due to the release of valuation allowance for federal income tax assets, partially offset by tax provision of $1.5 million. The release of valuation allowance is due to the Company’s history of earnings and expectation of future taxable income for U.S. federal income tax purposes. The provision for the year ended December 31, 2009 primarily consists of international and state taxes which are offset by prior year federal tax adjustments.

The domestic and foreign components of income (loss) before income tax expense were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Domestic	$(8,425)	$(8,456)	$(8,979)
Foreign	3,973	18,155	(12,166)

	$(4,452)	$9,699	$(21,145)

Income tax expense consists of the following:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current tax provision (benefit)
Domestic	$(355)	$658	$(47)
Foreign	862	829	296

	$507	$1,487	$249

Deferred tax provision (benefit)
Domestic	$(5,000)	$(28,846)	$—
Foreign	8	(66)	—

	$(4,992)	$(28,912)	$—

Provision for (benefit from) income taxes	$(4,485)	$(27,425)	$249

The Company’s effective tax rate differs from the United States federal statutory rate as follows:

	Year Ended December 31,
	2011	2010	2009
Income tax at statutory rate	35.0%	35.0%	34.0%
Stock compensation costs	42.4	9.6	(2.2)
Other	(3.7)	1.8	(0.4)
Foreign net operating losses not benefited	—	0.2	(21.7)
State taxes, net of federal benefit	(0.6)	0.1	(0.4)
Foreign income inclusion in the U.S.	(10.0)	—	—
Research and development credits	77.6	(16.3)	—
Foreign tax rate differential	(40.0)	(43.3)	—
Change in valuation allowance	—	(269.9)	(10.5)

Total	100.70%	(282.80)%	(1.20)%

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities are as follows:

	As of December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Tax credits	$21,361	$14,172
Net operating loss carryforwards	14,939	18,750
Capitalized research and development	29	16
Depreciation and amortization	5,676	3,758
Stock compensation	7,195	5,722
Other	4,407	4,488

Gross deferred tax assets	53,607	46,906
Less: valuation allowance	(12,851)	(11,833)

Net deferred tax assets	40,756	35,073
Deferred tax liabilities:
Other	(6,608)	(5,917)

Net deferred tax assets	$34,148	$29,156

As of December 31, 2011, the Company had total net operating loss carryforwards for federal and state income tax purposes of $137.0 million and $156.8 million respectively. If not utilized, these net federal and state operating loss carryforwards will expire beginning in 2020 and 2012, respectively. The federal and state net operating loss carryforwards include excess windfall deductions of $106.2 million and $112.3 million, respectively.

The Company is tracking the portion of its deferred tax assets attributable to stock option benefits in a separate memo account pursuant to the accounting guidance for stock-based compensation. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to the guidance under stock-based compensation, the stock option benefits of approximately $41.9 million will be recorded to equity when it reduces cash taxes payable.

The Company also had federal and state research and development tax credit carryforwards of approximately $12.5 million and $11.8 million, respectively. The federal and state tax credit carryforwards will expire commencing 2020 and 2016, respectively, except for the California research tax credits which carry forward indefinitely. The Company also has various miscellaneous federal, state and foreign tax credits of approximately $997,000.

The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. The valuation allowance is determined in accordance with the provisions of income taxes which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. During the year ended December 31, 2010, the Company released its valuation allowance against its United States federal deferred tax assets because the Company believed that sufficient positive evidence existed from historical operations and future projections to conclude that it was more-likely-than-not to fully realize its federal deferred tax assets. In making this determination, the Company considered all available evidence, both positive and negative. Such evidence include, among others, the Company’s history of losses and profitability, jurisdictional income recognition trends, taxable income adjusted for certain extraordinary and other items, the impact of acquisitions, and forecasted income by jurisdiction. The Company continues to maintain a full valuation allowance against its California and Massachusetts deferred tax assets of $12.8 million because the likelihood of the realization of those assets have not become more-likely-than-not.

The Company has reviewed whether the utilization of its net operating losses and research credits are subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Utilization of these carryforwards is restricted and results in some amount of these carryforwards expiring prior to benefiting the Company. The deferred tax assets shown above have been adjusted to reflect these expiring carryforwards.

Undistributed earnings of the Company’s foreign subsidiary of approximately $587,000 and $300,000 at December 31, 2011 and 2010, respectively, are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. As of December 31, 2011 and 2010, the amount of potential U.S. income tax of a future hypothetical distribution would not trigger a significant U.S. tax liability.

The following table summarizes the activity related to the unrecognized tax benefits:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Balance at beginning of the year	$12,949	$4,849	$4,033
Gross increases (decreases) related to prior year’s tax positions	(3,340)	6,943	117
Gross increases related to current year’s tax positions	1,555	1,157	699

Balance at the end of the year	$11,164	$12,949	$4,849

Included in the unrecognized tax benefits at December 31, 2011 are $11.2 million tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has no significant accrued potential penalties and interest as of December 31, 2011 and 2010. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company in the future may expand its international operations and staff to better support its expansion into international markets. The Company’s foreign subsidiaries have licensed certain rights to the existing intellectual property and intellectual property that will be developed or licensed in the future. As a result of these anticipated changes and an expanding customer base in Asia, the Company expects that an increasing percentage of its consolidated pre-tax income will be derived from, and reinvested in, its Asian operations. The Company anticipates that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and as a consequence, the Company’s effective income tax rate is expected to be lower than the United States federal statutory rate.

The Company’s major tax jurisdictions are the United States federal government, the state of California and Singapore. The Company files income tax returns in the United States federal jurisdiction, the state of California, various other states and foreign jurisdictions in which it has a subsidiary or branch operations. The United States federal corporation income tax returns beginning with the 2000 tax year remain subject to examination by the Internal Revenue Service, or IRS. The California corporation income tax returns beginning with the 2000 tax year remain subject to examination by the California Franchise Tax Board. There are no on-going tax audits in the major tax jurisdictions.

10.	Retirement Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company matches 50% of the employees’ contribution up to $2,000 per employee. Company contributions to the plan may be made at the discretion of the board of directors. The Company matching contribution was deferred effective January 2009 and was reinstated beginning January 2010. For the years ended December 31, 2011, 2010 and 2009, the Company’s defined contribution expense was $662,000, $517,000 and $37,000, respectively.

In connection with local foreign laws, the Company is required to have a severance plan for its employees in Korea and India. The Company’s severance pay liability is calculated based on the salary of each employee multiplied by the years of such employee’s employment, and is reflected in the Company’s balance sheet in other long-term liabilities on an accrual basis. The total liability from such severance plan as of December 31, 2011 and 2010 amounted to $392,000 and $126,000, respectively.

11.	Segment and Geographical Information

The Company has determined that it operates in two reportable segments, namely: (1) semiconductor products; and (2) software and services. Selected segment financial information for the Company’s reportable segments was as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net revenue:
Semiconductor products	$218,914	$175,157	$95,425
Software and services	40,291	31,343	5,789

Total consolidated net revenue	$259,205	$206,500	$101,214

Segment income:
Semiconductor products	$55,461	$48,947	$4,266
Software and services	9,640	5,562	3,930

Total segment income from operations	$65,101	$54,509	$8,196

The following is a reconciliation of the total segment income from operations to the amounts reported on the condensed consolidated financial statements:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Segment income from reportable segments	$65,101	$54,509	$8,196
Unallocated stock compensation and related taxes	(33,071)	(22,962)	(11,997)
Amortization of acquired intangible assets	(10,615)	(5,022)	(5,535)
Acquisition related expenses	(15,357)	(6,661)	(5,698)
IPR&D written-off and write-down of intangible assets	(3,480)	—	—
Change in contingent earn-out liability	4,564	—	—
Unallocated corporate, general and administrative expenses	(11,186)	(8,756)	(6,197)

Total consolidated income (loss) from operations	(4,044)	11,108	(21,231)
Other income (expense), net	(408)	(1,409)	86

Total consolidated income (loss) before income taxes	$(4,452)	$9,699	$(21,145)

The following table is based on the geographic location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods indicated were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
United States	$82,277	$70,247	$40,623
China	75,390	58,017	24,189
Taiwan	31,264	28,393	15,224
Japan	14,377	19,273	10,802
Malaysia	16,871	12,696	5,088
Other countries	39,026	17,874	5,288

Total	$259,205	$206,500	$101,214

The following table set forth long lived assets, which consist primarily of property and equipment by geographic regions based on the location of the asset:

	As of December 31,
	2011	2010
	(in thousands)
United States	$13,941	$10,806
All other countries	3,086	3,356

Total	$17,027	$14,162

12.	Commitments and Contingencies

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

Minimum commitments under non-cancelable capital and operating lease agreements, excluding those leases included in the accrued restructuring liability (See Note 7 of the Consolidated Financial Statements) as of December 31, 2011 were as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
2012	6,409	4,023	10,432
2013	674	3,760	4,434
2014	60	2,659	2,719
2015	25	2,637	2,662
2016	—	2,716	2,716
2017 thereafter	—	6,167	6,167

	$7,168	$21,962	$29,130
Less: Interest component (5.5% annual rate)	(64)

Present value of minimum lease payment	7,104
Less: current portion	(6,385)

Long-term portion of obligations	$719

On March 16, 2011, the Company entered into a lease agreement with a landlord to lease approximately 113,400 sq. ft. in a building located in San Jose, California. The lease term is 7.75 years beginning on June 1, 2011 and ending on February 22, 2019. This leased facility is currently held as the Company’s principal executive office, which accommodates the principal software engineering, sales and marketing, operations and finance and administrative activities and replaced the leased facility in Mountain View, California, which lease expired in August 2011.

Rent expense incurred under operating leases was $5.1 million, $3.2 million and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The capital lease and technology license obligations include future cash payments payable primarily for license agreements with outside vendors. The significant obligations which have outstanding payments as of December 31, 2011 relates to a license agreement, which was entered into in October 2009 for certain design tools totaling $9.5 million, with 12 installment payments, which license will expire in October 2012. The present value of the installment payments has been capitalized and is amortized over 3 years, and included within capital lease and technology license obligations on consolidated balance sheets. As of December 31, 2011, the outstanding unpaid obligation related to this license agreement amounted to $2.3 million. In June 2011, the Company obtained additional technology licenses that will be used for its products in an aggregate amount of $4.9 million payable within one year, of which; the total liability has been paid out as of December 31, 2011. The related technology licenses have been capitalized as intangible assets that are amortized over 5 to 6 years, and included within capital lease and technology license obligations on consolidated balance sheets.

Selected Quarterly Consolidated Financial Data (Unaudited)

The unaudited consolidated statements of operations data for each of the quarters in the periods ended December 31, 2011 and 2010 in Item 7, “Quarterly Results of Operations” are incorporated herein by reference.

Schedule II — Valuation and Qualifying Accounts and Reserves

	Balance at			Balance at
	Beginning			End of
Description	of Period	Additions	Deductions	Period
	(In thousands)
Year ended December 31, 2011
Allowance for doubtful accounts	$47	$290	$(257)	$80
Allowance for customer returns	532	1,576	(1,494)	614
Income tax valuation allowance	11,833	1,018	—	12,851

Year ended December 31, 2010
Allowance for doubtful accounts	$24	$68	$(45)	$47
Allowance for customer returns	343	1,765	(1,576)	532
Income tax valuation allowance	39,601	—	(27,768)	11,833

Year ended December 31, 2009
Allowance for doubtful accounts	$34	$—	$(10)	$24
Allowance for customer returns	169	1,291	(1,117)	343
Income tax valuation allowance	14,430	25,171	—	39,601

All other schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements of the registrant or related notes thereto.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Cavium, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Cavium (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended). Cavium’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Cavium’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Cavium; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Cavium are being made only in accordance with authorizations of management and directors of Cavium; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Cavium’s assets that could have a material effect on the financial statements.

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

Cavium’s management assessed the effectiveness of Cavium’s internal control over financial reporting as of December 31, 2011, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by Cavium’s management, Cavium’s management determined that Cavium’s internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2011. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended) during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2012 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

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

We have adopted the Cavium, Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at http://investor.cavium.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waivers from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Item 11.	Executive Compensation.

The information required by this item is included in our proxy statement for our 2012 annual meeting of stockholders under the sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item relating to security ownership of certain beneficial owners and management is included in our proxy statement for our 2012 annual meeting of stockholders under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The information required by this item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the proxy statement for our 2012 annual meeting of stockholders under the section entitled “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included in our proxy statement for our 2012 annual meeting of stockholders under the sections entitled “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the information included in our proxy statement for our 2012 annual meeting of stockholders under the proposal entitled “Ratification of Selection of Auditors.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Index to Consolidated Financial Statements

a. The following documents are filed as part of this report:

1.	Financial Statements:	55
	See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
2.	Financial Statement Schedule:	91
	Schedule II — Valuation and Qualifying Accounts and Reserve
3.	Exhibits:	98
	The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2012.

Cavium, Inc.

By	/s/ Syed Ali
Syed Ali President and Chief Executive Officer

By	/s/ Arthur Chadwick
Arthur Chadwick Chief Financial Officer, Vice President of Finance and Administration and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Syed Ali Syed Ali	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012

/s/ Arthur Chadwick Arthur Chadwick	Chief Financial Officer, Vice President of Finance and Administration and Secretary (Principal Financial and Accounting Officer)	February 27, 2012

/s/ Sanjay Mehrotra Sanjay Mehrotra	Director	February 27, 2012

/s/ Anthony Pantuso Anthony Pantuso	Director	February 27, 2012

/s/ C.N. Reddy C.N. Reddy	Director	February 27, 2012

/s/ Anthony Thornley Anthony Thornley	Director	February 27, 2012

EXHIBIT INDEX

		Incorporated by Reference
Exhibit		Schedule/	File		Filing
Number	Description	Form	Number	Exhibit	Date

2.1	Asset Purchase Agreement, dated January 25, 2011, between the Registrant and Wavesat, Inc.	8-K	001-33435	2.1	1/31/2011

2.2	Asset Purchase Agreement, dated January 31, 2011, between the Registrant, Cavium Networks Singapore Pte. Ltd., and Celestial Semiconductor Ltd.	8-K/A	001-33435	2.2	2/3/2011

2.3	Supplemental Agreement relating to the Asset Purchase Agreement dated January 31, 2011 between the Registrant, Cavium Networks Singapore Pte. Ltd., and Celestial Semiconductor Ltd., dated March 4, 2011	8-K	001-33435	1.1	3/9/2011

2.3	Agreement and Plan Merger and Reorganization by and between the Registrant, MV Acquisition Corporation, Manta, LLC ., and MontaVista Software, Inc., dated November 6, 2009	8-K	001-33435	2.1	11/10/2009

2.4	Amendment No. 1 to Agreement and Plan Merger and Reorganization by and between the Registrant, MV Acquisition Corporation, Manta, LLC ., and MontaVista Software, Inc., dated November 6, 2009	8-K	001-33435	10.1	12/18/2009

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-33435	3.2	6/20/2011

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-140660	3.5	4/13/2007

4.1	Reference is made to exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate	S-1/A	333-140660	4.2	4/24/2007

4.3	Third Amended and Restated Investors’ Rights Agreement, dated December 8, 2004, as amended on October 25, 2005 and August 9, 2006, by and among the Registrant and certain of its security holders	S-1	333-140660	4.3	2/13/2007

4.4	Registration Rights Agreement by and between the Registrant and certain stockholders of MontaVista Software, Inc., dated December 14, 2009.	8-K	001-33435	4.1	12/18/2009

4.5	Shareholders Agreement dated March 4, 2011, between the Registrant and Celestial Semiconductor Ltd.	8-K	001-33435	1.2	3/9/2011

10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and officers	S-1	333-140660	10.1	2/13/2007

10.2 †	2001 Stock Incentive Plan and forms of agreements thereunder	S-1	333-140660	10.2	2/13/2007

10.3 †	2007 Equity Incentive Plan	10-K	001-33435	3.1	3/2/2009

10.4 †	Form of Option Agreement under 2007 Equity Incentive Plan	10-Q	001-33435	10.24	5/2/2008

		Incorporated by Reference
Exhibit		Schedule/	File		Filing
Number	Description	Form	Number	Exhibit	Date

10.5 †	Form of Option Grant Notice and Form of Exercise Notice under 2007 Equity Incentive Plan	S-1	333-140660	10.4	2/13/2007

10.6 †	Form of Restricted Stock Unit Award under 2007 Equity Incentive Plan	10-Q	333-33435	10.25	8/8/2008

10.7 †	Restricted Stock Unit Retention Plan	10-K	001-33435	10.7	3/2/2009

10.8 †	Executive Employment Agreement, dated January 2, 2001, between the Registrant and Syed Ali	S-1	333-140660	10.5	2/13/2007

10.9 †	Amendment to Executive Employment Agreement, dated December 24, 2008, between the Registrant and Syed Ali	10-K	001-33435	10.9	3/2/2009

10.10 †	Employment Offer Letter, dated December 27, 2004, between the Registrant and Arthur Chadwick	S-1	333-140660	10.6	2/13/2007

10.11 †	Employment Offer Letter, dated January 22, 2001, between the Registrant and Anil K. Jain	S-1	333-140660	10.7	2/13/2007

10.12 †	Amendment to Offer Letter, dated December 24, 2008, between the Registrant and Anil Jain	10-K	001-33435	10.12	3/2/2009

10.13 †	Employment Offer Letter, dated May 6, 2003, between the Registrant and Rajiv Khemani	S-1	333-140660	10.8	2/13/2007

10.14 †	Letter Agreement, dated November 4, 2005, between the Registrant and Kris Chellam	S-1	333-140660	10.9	2/13/2007

10.15 †	Letter Agreement, dated September 1, 2006, between the Registrant and Anthony Thornley	S-1	333-140660	10.10	2/13/2007

10.16 †	Letter Agreement, dated July 15, 2009, between the Registrant and Sanjay Mehrotra	8-K	001-33435	10.1	7/24/2009

10.17 †	2011 Executive Officer Salaries	10-Q	001-33435	10.2	5/6/2011

10.18	Lease Agreement, dated April 15, 2005, between the Registrant and MB Technology Park, LLC	S-1	333-140660	10.11	2/13/2007

10.19	First Amendment to Lease Agreement, dated March 6 2008, between the Registrant and MB Technology Park, LLC	10-K	001-33435	10.12	3/10/2008

#10.20	Master Technology License Agreement, dated December 30, 2003, between the Registrant and MIPS Technologies, Inc.	S-1/A	333-140660	10.21	4/6/2007

#10.21	MIPS Core Technology Schedule, dated as of September 29, 2010, by and among the Registrant and MIPS Technologies, Inc.	10-Q	001-33435	10.1	10/29/2010

10.22	Agreement and Plan of Merger and Reorganization by and between the Registrant, MV Acquisition Corporation, Mantra, LLC, and MontaVista Software, Inc., dated November 6, 2009.	8-K	001-33435	2.1	11/10/2009

Incorporated by Reference
Exhibit		Schedule/	File		Filing
Number	Description	Form	Number	Exhibit	Date

10.23	Amendment No. 1 to Agreement and Plan of Merger and Reorganization by and between the Registrant, MV Acquisition Corporation, Mantra, LLC, and MontaVista Software, Inc., dated December 14, 2009.	8-K	001-33435	10.1	12/18/2009

10.24 †	Employment Offer Letter, dated March 22, 2010, between the Registrant and Manoj Gujral	10-Q	001-33435	10.1	7/30/2010

10.25	Lease Agreement dated March 17, 2011 between the Registrant and SI 37, LLC	8-K	001-33435	10.1	3/1/2011

10.26 †	Employment Offer Letter, dated February 11, 2011, between the Registrant and Vincent Pangrazio	10-Q	001-33435	10.1	5/6/2011

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxanomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxanomy Extension Definition Linkbase

101.LAB **	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
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