Form 10-Q
period 2012-03-31
CAVIUM, INC.
filed 2012-05-07
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding at May 1, 2012 was:49,716,543

CAVIUM, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$65,086	$63,225
Accounts receivable, net of allowances of $1,081 and $694, respectively	37,948	37,839
Inventories	40,438	41,719
Prepaid expenses and other current assets	3,839	3,177
Deferred income taxes	5,605	5,604

Total current assets	152,916	151,564
Property and equipment, net	17,263	17,027
Intangible assets, net	52,485	54,215
Goodwill	101,402	101,402
Deferred income taxes	35,976	34,490
Other assets	1,436	1,559

Total assets	$361,478	$360,257

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,895	$13,528
Accrued expenses and other current liabilities	8,489	9,022
Deferred revenue	13,144	11,202
Capital lease and technology license obligations, current portion	3,263	6,385

Total current liabilities	44,791	40,137
Capital lease and technology license obligations, net of current portion	560	719
Deferred tax liability	5,946	5,946
Other non-current liabilities	2,795	2,762

Total liabilities	54,092	49,564

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, par value $0.001:
200,000,000 shares authorized; 49,477,948 and 49,103,352 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	49	49
Additional paid-in capital	362,626	352,104
Accumulated deficit	(55,289)	(41,460)

Total stockholders’ equity	307,386	310,693

Total liabilities and stockholders’ equity	$361,478	$360,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net revenue	$52,743	$63,570
Cost of revenue	28,008	24,825

Gross profit	24,735	38,745

Operating expenses:
Research and development	27,058	20,722
Sales, general and administrative	12,484	16,903

Total operating expenses	39,542	37,625

Income (loss) from operations	(14,807)	1,120

Other expense, net:
Interest expense	(32)	(73)
Other, net	(94)	(38)

Total other expense, net	(126)	(111)

Income (loss) before income taxes	(14,933)	1,009
Benefit from income taxes	(1,104)	(483)

Net income (loss)	$(13,829)	$1,492

Net income (loss) per common share, basic	$(0.28)	$0.03
Shares used in computing basic net income (loss) per common share	49,323	47,091
Net income (loss) per common share, diluted	$(0.28)	$0.03
Shares used in computing diluted net income (loss) per common share	49,323	49,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(13,829)	$1,492
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	9,013	5,986
Depreciation and amortization	7,543	4,628
Deferred income taxes	(1,488)	(633)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(109)	(5,693)
Inventories	1,283	6,628
Prepaid expenses and other current assets	(661)	(235)
Other assets	123	(421)
Accounts payable	3,552	(3,226)
Deferred revenue	1,941	(283)
Accrued expenses and other current and non-current liabilities	(572)	217

Net cash provided by operating activities	6,796	8,460

Cash flows from investing activities:
Purchases of property and equipment	(1,688)	(2,054)
Acquisition of businesses, net of cash acquired	—	(30,413)
Purchases of intangible assets	(1,450)	(942)

Net cash used in investing activities	(3,138)	(33,409)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	1,579	7,106
Principal payment of capital lease and technology license obligations	(3,376)	(3,399)

Net cash provided by (used in) financing activities	(1,797)	3,707

Net increase (decrease) in cash and cash equivalents	1,861	(21,242)
Cash and cash equivalents, beginning of period	63,225	90,673

Cash and cash equivalents, end of period	$65,086	$69,431

Supplemental disclosure of cash flows from investing activities
Purchases of property and equipment and intangible assets included in accounts payable	$3,194	$—

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

The Company completed the acquisition of substantially all of the assets of Wavesat Inc. (“Wavesat”) on January 25, 2011 and Celestial Semiconductor, Ltd. (“Celestial Semiconductor”) on March 4, 2011. For a complete discussion of the Company’s acquisition of Wavesat and Celestial Semiconductor, see Note 5.

Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Cavium, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K (File No. 001-33435) on file with the SEC for the year ended December 31, 2011.

The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s condensed consolidated financial position at March 31, 2012, and the condensed consolidated results of its operations for the three months ended March 31, 2012 and 2011, and condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

During the three months ended March 31, 2012, there were no significant changes to the significant accounting policies and estimates discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, except for the adoption of the new standard on goodwill impairment effective January 1, 2012 as discussed below.

Goodwill Impairment

Following the new guidance on goodwill impairment, the Company will perform a qualitative analysis at the end of each reporting period to determine if any events have occurred or circumstances exist that would indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors the Company reviews include, but are not limited to: (a) macroeconomic conditions; (b) industry and market considerations ; (c) overall financial performance; (d) a significant adverse change in legal factors or in the business climate; (e) an adverse action or assessment by a regulator; (f) relevant entity-specific events including changes in management, strategy or customers; (g) a more-likely-than-not expectation of sale or disposal of a reporting unit or a significant portion thereof; or (h) sustained decrease in share price.

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

Summarized below are individual customers whose accounts receivable balances were 10% or higher of the consolidated gross accounts receivable:

As of March 31, 2012
Percentage of gross accounts receivable
Phoenix Electronics	14%
Flextronics	13%

The end customer representing greater than 10% of the consolidated net revenue for each of the periods presented was:

	Three months ended March 31,
	2012	2011
Percentage of total net revenue
Cisco	28%	21%

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued a new guidance which simplifies goodwill impairment tests. The new guidance gives an entity the option of performing a qualitative assessment to determine whether it is necessary to perform step 1 of the annual goodwill impairment test. An entity is required to perform step 1 only if it concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step 1 of the impairment test. This new guidance is effective for periods beginning on or after December 15, 2011, early adoption is permitted. The Company adopted this new accounting guidance effective January 1, 2012. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB amended its guidance on presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total of comprehensive income. In the two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholder’s equity has been eliminated. The amended guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011, early adoption is permitted. The Company adopted this amended guidance effective January 1, 2012. Due to the fact that the Company does not have any other comprehensive income, the adoption of this amended guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued an update to existing guidance to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The updated guidance amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. This updated guidance is effective for interim and annual periods beginning after December 15, 2011, early adoption is not permitted. The Company adopted this updated guidance effective January 1, 2012. The adoption of this updated guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The following table sets forth the computation of net income (loss) per share:

	Three months ended March 31,
	2012	2011
	(in thousands, except per share data)
Net income (loss)	$(13,829)	$1,492

Weighted average common shares outstanding—basic	49,323	47,091
Dilutive effect of employee stock plans	—	2,708

Weighted average common shares outstanding—diluted	49,323	49,799

Basic net income (loss) per share	$(0.28)	$0.03

Diluted net income (loss) per share	$(0.28)	$0.03

The following outstanding options and restricted stock units were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2012	2011
	(in thousands)
Options to purchase common stock	4,778	—
Restricted stock units	2,575	—

3.	Fair Value Measurements

At March 31, 2012 and December 31, 2011, all of the Company’s investments were classified as cash equivalents and are comprised of an investment in a money market fund. In accordance with the guidance provided under fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund as Level 1 (Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access), which approximated $44.7 million and $47.7 million as of March 31, 2012 and December 31, 2011, respectively.

4.	Balance Sheet Components

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value) and are comprised of the following:

	As of March 31, 2012	As of December 31, 2011
	(in thousands)
Work-in-process	$34,178	$31,419
Finished goods	6,260	10,300

	$40,438	$41,719

Property and equipment, net, consist of the following:

	As of March 31, 2012	As of December 31, 2011
	(in thousands)
Mask costs and test equipment	$27,303	$24,204
Software, computer and other equipment	26,305	25,789
Furniture, office equipment and leasehold improvements	784	784

	54,392	50,777
Less: accumulated depreciation and amortization	(37,129)	(33,750)

	$17,263	$17,027

Depreciation and amortization expense was $3.5 million and $2.5 million for the three months ended March 31, 2012 and 2011, respectively.

The Company leases certain design tools under time-based capital lease arrangements which are included in property and equipment, net, which total cost amounted to $13.2 million at each of March 31, 2012 and December 31, 2011. Amortization expense related to assets recorded under capital leasing agreements was $1.1 million and $954,000 for the three months ended March 31, 2012 and 2011, respectively.

Accrued expenses and other current liabilities consist of the following:

	As of March 31, 2012	As of December 31, 2011
	(in thousands)
Accrued compensation and related benefits	$4,052	$4,451
Professional fees	759	1,011
Restructuring related payables	1,162	1,140
Deferred compensation	640	568
Income tax payable	810	760
Other	1,065	1,092

	$8,489	$9,022

Warranty Accrual

The Company’s products are generally subject to a one-year warranty period. The Company provides for the estimated future costs of replacement upon shipment of the product as cost of revenue. The warranty accrual is estimated based on historical claims compared to historical revenue. In addition, the Company also provides a one-year warranty period on certain professional services. Such warranty accrual is estimated based on the resource hours needed to cover during the warranty period. The following table presents a reconciliation of the Company’s warranty liability, which is included within other in the accrued expenses and other current liabilities above:

	Three months ended March 31,
	2012	2011
	(in thousands)
Beginning balance	$412	$234
Accruals	219	196
Settlements and adjustments made	(221)	(145)

Ending balance	$410	$285

Deferred revenue

The Company records deferred revenue for customer billings and advance payments received from customers before the performance obligations have been completed and/or services have been performed. In addition, the Company also records deferred revenue, net of deferred costs on shipments to a sell-through distributor. Total net deferred revenue as of March 31, 2012 and December 31, 2011 comprised of the following:

	As of March 31, 2012	As of December 31, 2011
	(in thousands)
Services / Support and Maintenance	$5,866	$4,176
Software License / Subscription	4,856	4,683
Distributors	2,422	2,343

	$13,144	$11,202

Other non-current liabilities consist of the following:

	As of March 31, 2012	As of December 31, 2011
	(in thousands)
Accrued rent	$702	$750
Restructuring related payables	210	920
Income tax payable	1,001	248
Other	882	844

	$2,795	$2,762

5.	Business Combination

Wavesat Inc.

On January 25, 2011, the Company completed the acquisition of substantially all of the assets of Wavesat Inc. (“Wavesat”) for a total purchase price consisting of cash consideration of $10.0 million and loan advances made prior to the closing of acquisition amounting to $500,000. The acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition standards. Under the purchase accounting method, the total estimated purchase consideration of the acquisitions was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. The Company expensed the related transactions costs amounting to $1.1 million incurred during the three months ended March 31, 2011 associated with the acquisition and recorded the costs in the sales, general and administrative expenses in the condensed consolidated statements of operations. No such transaction costs were incurred during the three months ended March 31, 2012.

The purchase price allocation was as follows:

Amount
(in thousands)
Net tangible liabilities	$(1,912)
In-process research and development	800
Other identifiable intangible assets	3,700
Goodwill	7,912

Total purchase price	$10,500

The following represents details of the purchased other identifiable intangible assets as part of the acquisition:

	Estimated useful life (in years)	Amount
		(in thousands)
Existing technology	6.0	$2,500
Core technology	6.0	900
Trademarks	6.0	300

Total		$3,700

The fair value of the acquired in-process research and development (“IPR&D) was determined based on an income approach using the discounted cash flow method and was initially recognized and classified as indefinite-lived assets until it was abandoned during the fourth quarter of 2011. Accordingly, the initially recognized fair value of the IPR&D amounting to $800,000 was charged to selling and general administrative expense within total operating expenses.

The fair value of the existing technology was determined based on an income approach using the discounted cash flow method its remaining useful life was based on historical product development cycles, the projected rate of technology attrition, and the pattern of projected economic benefit of the asset. The fair value of core technology and trademark were determined using a variation of income approach known as profit allocation method and its estimated useful life was determined based on the future economic benefit expected to be received from the assets. During the fourth quarter of 2011, the Company determined to write-down the carrying value of the existing technology, core technology and trademarks as a result of the assessment of the recoverability and future benefit from the assets. The write-down of $2.4 million was charged to selling and general administrative expense within total operating expenses. The remaining carrying value of the existing and core technology will be amortized over the estimated useful life of 3 years.

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

Celestial Semiconductor, Ltd.

On March 4, 2011, the Company completed the acquisition of substantially all of the assets and assumed certain liabilities of Celestial Semiconductor, Ltd. (“Celestial Semiconductor) for an aggregate purchase price consisting of a mix of cash and shares of the Company’s common stock. In addition, the Company agreed to pay an additional earn-out consideration determined based on a certain percentage of the qualified earn-out revenue for the 12 months following the close of the acquisition as specified in the asset purchase agreement. The acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition standards. Under the purchase accounting method, the total estimated purchase consideration of the acquisitions was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. The Company expensed the related transaction costs amounting to $892,000 incurred during the three months ended March 31, 2011 associated with the acquisition and recorded the costs in the sales, general and administrative expense in the condensed consolidated statements of operations. No such transaction costs were incurred during the three months ended March 31, 2012.

Following summarizes the total purchase price consideration:

Amount
(in thousands)
Cash consideration	$20,606
Common stock (758,265 shares at $43.86 per share)	33,258
Estimated fair value of the contingent earn-out consideration to other selling shareholders’	3,432

Total	$57,296

In February 2012, the Company filed an indemnity notice and escrow claim against Celestial Semiconductor for the escrow fund amounting to $4.4 million. The claim alleged Celestial Semiconductor breached certain representations made in the asset purchase agreement. The claim was settled on March 21, 2012 and the full amount of the escrow was released to the Company. Since the related settlement claim does not establish a clear and direct link to the acquisition price, the Company reflected the receipt of the settlement proceeds in the statement of operations for the three months ended March 31, 2012 as a credit to sales, general and administrative expenses within total operating expenses.

The total common stock issued to Celestial Semiconductor was determined by dividing the purchase price consideration of $35.0 million as per the asset purchase agreement with the Company’s average stock price of $43.41, or total equivalent common stock of 806,265 shares. The average stock price was determined based on the average closing price reported on NASDAQ for the 15 trading days ending five trading days prior to March 1, 2011. The Company, Celestial Semiconductor and a former executive of Celestial Semiconductor who became an employee of the Company entered into a holdback share agreement to hold 48,000 shares issued to such executive in an escrow account. Such holdback shares will vest and will be released to such executive over 2 years following the acquisition date subject to the terms and conditions of continued employment with the Company. Accordingly, the fair value of such shares at the closing date, approximately $2.1 million, was not included in the purchase price and will be accounted for as compensation and recognized ratably over the vesting period of 2 years. Considering the vesting conditions of such holdback shares, it is accounted as liability-classified stock compensation. The vested shares are marked-to-market at each reporting period and the related compensation liability is recorded as deferred compensation in accrued expense and other current liabilities. Total stock-based compensation expense recorded as sales, general and administrative expenses related to such holdback shares for three months ended March 31, 2012 amounted to $236,000. During the three months ended March 31, 2012, the Company released 4,733 vested shares or $164,000 equivalent value, in accordance with the vesting term per the holdback share agreement. In April 2012, the Company and such executive signed an employment separation agreement. As part of the employment separation package, the Company agreed to release the remaining holdback shares at the separation date. Accordingly, the Company will recognize the stock-based compensation expense of approximately $517,000 related to the accelerated vesting of such remaining holdback shares at the separation date.

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

The initial fair value of the earn-out liability expected to be distributed to other selling shareholders amounted to $3.43 million and was accounted for as part of the purchase price and was recorded as acquisition related payables in accrued expense and other current liabilities. The initial fair value of the earn-out liability to be distributed to the affected employees amounted to $3.39 million and was not considered to be a component of the purchase price. Instead, considering the terms of employment, compensation expense will be recognized ratably over a 1 year period beginning on the acquisition date. As of the second quarter of 2011, the Company recorded $1.13 million as accrued compensation and related benefits in accrued expense and other current liabilities. In accordance with the business acquisition guidance, any changes in the fair value of the contingent earn-out consideration subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes. During the third quarter of 2011, management determined that the qualifying earn-out revenue would likely not be achieved due to a delay in the customers’ product roll-out. As such, management assessed that the initial contingent earn-out liability totaling $4.6 million would likely not be paid out, and thus, the related liability was reversed within sales, general and administrative expenses within total operating expenses. The qualifying earn-out was not achieved within the earn-out period which expired on March 4, 2012, the first year anniversary of the acquisition.

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

The fair value of the IPR&D assets was determined based on an income approach using the discounted cash flow method and was initially recognized at and classified as indefinite-lived assets until the successful completion and abandonment of the associated research and development projects. During the fourth quarter of 2011, the Company determined to abandon one of the two IPR&D projects. As such, the related initial fair value of such IPR&D project amounting to $305,000 was charged to selling, general and administrative expense within total operating expenses. The other IPR&D project with an initial fair value of $295,000 was completed in the fourth quarter of 2011, thus was classified as part of finite-lived intangible assets, and being amortized over the estimated useful life of 5 years.

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

With the acquisition of Celestial Semiconductor, the Company added a processor family targeted for the market of digital media players. This factor contributed to a purchase price resulting in the recognition of goodwill, which was allocated to the Company’s semiconductor products reportable segment. Of the total acquired goodwill from Celestial Semiconductor, approximately $17.5 million is expected to be deductible for tax purposes in future periods. The change in the deductible goodwill amount from December 31, 2011 was due to the release of escrow to the Company.

Pro forma financial information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company, Wavesat and Celestial Semiconductor, as though the acquisition of the companies had occurred as of the beginning of the comparable prior annual reporting period. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the comparable prior annual reporting period as presented (in thousands).

	Net Revenue	Net Loss
	(in thousands)
Actual from acquisition dates to March 31, 2011	$432	$(3,544)
Supplemental pro forma from January 1, 2011 to March 31, 2011	63,890	(2,523)

The supplemental pro forma net loss from January 1, 2011 to March 31, 2011 was adjusted to exclude $5.3 million of acquisition related costs incurred during the three months ended March 31, 2011 and to include $826,000 intangible amortization calculated from January 1, 2011 to the respective acquisition dates.

6.	Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of goodwill:

	Semiconductor Products	Software and Services	Total
	(in thousands)
Balance at December 31, 2011	$56,389	$45,013	$101,402
Additions	—	—	—
Adjustments	—	—	—

Balance at March 31, 2012	$56,389	$45,013	$101,402

The result of the annual impairment test performed by the Company during the fourth quarter of 2011 showed that the estimated fair value of the semiconductor reporting unit exceeded its carrying value with significant headroom while for software and services reporting unit, the estimated fair value exceeded by approximately 33%. The Company continues to monitor the impact of recent market and economic events to determine if impairment indicators exist. No such triggering event occurred during the first quarter of 2012 to cause the Company to perform an interim impairment test.

Intangible assets, net consisted of the following:

	As of March 31, 2012			Weighted average remaining amortization period (years)
	Gross	Accumulated Amortization	Net
	(in thousands)
Existing and core technology—product	$48,052	$(25,458)	$22,594	2.47
Technology license	37,956	(14,957)	22,999	2.80
Customer contracts and relationships	8,991	(3,323)	5,668	3.98
Trade name	2,296	(1,072)	1,224	2.83
Order backlog	640	(640)	—	0.00

Total amortizable intangible assets	$97,935	$(45,450)	$52,485	2.81

	As of December 31, 2011			Weighted average remaining amortization period (years)
	Gross	Accumulated Amortization	Net
	(in thousands)
Existing and core technology—product	$48,052	$(23,386)	$24,666	3.04
Technology license	35,630	(13,390)	22,240	2.62
Customer contracts and relationships	8,991	(3,031)	5,960	4.17
Trade name	2,296	(964)	1,332	3.75
Order backlog	640	(623)	17	0.17

Total amortizable intangible assets	$95,609	$(41,394)	$54,215	2.79

Amortization expense was $4.1 million and $2.1 million for the three months ended March 31, 2012 and 2011, respectively. The estimated future amortization expense from amortizable intangible assets is as follows (in thousands):

Remainder of 2012	$11,797
2013	14,861
2014	11,762
2015	4,747
2016	3,327
2017 and thereafter	5,991

$52,485

7.	Restructuring Accrual

In connection with the acquisition of MontaVista in 2009, the Company assumed a restructuring related liability of $1.3 million. The liability is related to the operating lease facility for the portion of the facility that MontaVista no longer occupied. In December 2011, the MontaVista operation was moved to the Company’s principal office in San Jose, California. As such, the remaining portion of the leased facility of MontaVista is no longer occupied. The Company recorded an additional restructuring accrual of $918,000 in 2011 for such remaining portion of the leased facility. During the three months ended March 31, 2012, the Company entered into a lease settlement agreement for the entire facility to buy out the remaining lease term, which was settled in the second quarter of 2012. As such, the Company adjusted the related liability for the expected settlement as of March 31, 2012.

During the three months ended March 31, 2012, the Company recorded an additional restructuring accrual amounting to $420,000 related to the leased facility of Wavesat in Canada which will no longer be occupied. The Company expects that the Wavesat obligation to be settled by March 2014.

A summary of the accrued restructuring liabilities, net of related activities during the three months ended March 31, 2012 is as follows (in thousands):

Excess facility related costs
Accrued restructuring—December 31, 2011	$1,388
Additions	420
Cash payments and other non-cash adjustments	(436)

Accrued restructuring—March 31, 2012	1,372
Less: current portion	1,162

Long-term portion	$210

8.	Stockholders’ Equity

Equity Incentive Plans

The description of the key features of the Company’s 2007 Equity Incentive Plan and 2001 Stock Incentive Plan may be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following table summarizes the details related to stock options granted and outstanding under the 2007 Equity Incentive Plan and 2001 Stock Incentive Plan for the three months ended March 31, 2012:

	Number of Shares Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2011	4,651,720	$15.25
Options granted	277,750	35.73
Options exercised	(121,189)	13.03
Options cancelled and forfeited	(30,331)	22.76

Balance as of March 31, 2012	4,777,950	$16.45

The fair value of each employee option grant for the three months ended March 31, 2012 and 2011 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2012	2011
Risk-free interest rate	0.83%	1.64%
Expected life	4.53 years	4.53 years
Dividend yield	0%	0%
Volatility	53.6%	54.5%

For options granted prior to 2012, the expected volatility of common stock at the date of grant was based on reported market value data of a group of publicly traded companies, which were selected from certain market indices, that the Company believed was relatively comparable after consideration of their size, stage of life cycle, profitability, growth, and risk and return of investments. Further, the expected term was estimated using the simplified method as permitted by the provisions on stock-based compensation. The implied volatility and simplified method to estimate the expected term were determined considering that the Company had a limited trading history. Since the Company’s stock has been publicly traded beginning May 2007, it deemed that it has sufficient trading history to use the historical volatility and historical expected term for option grants beginning in the first quarter of 2012.

The estimated weighted-average grant date fair value of options granted were $15.79 and $17.07 per share for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, there was $16.3 million of unrecognized compensation costs, net of estimated forfeitures, related to stock options granted under the Company’s 2007 and 2001 Stock Incentive Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.12 years.

The following table summarizes the details related to restricted stock units, or RSUs, granted and outstanding under the 2007 Equity Incentive Plan for the three months ended March 31, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2011	1,952,605	$30.33
Granted	919,322	35.73
Issued and released	(253,406)	28.31
Cancelled and forfeited	(43,650)	29.92

Balance as of March 31, 2012	2,574,871	$32.46

For restricted stock units, or RSUs, stock-based compensation expense is calculated based on the market price of the Company’s common stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.

As of March 31, 2012, there was $73.8 million of unrecognized compensation costs, net of estimated forfeitures related to RSUs granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.87 years.

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

	Three months ended March 31,
	2012	2011
	(in thousands)
Cost of revenue	$517	$367
Research and development	4,066	2,708
Sales, general and administrative	4,430	2,911

	$9,013	$5,986

The total stock-based compensation cost capitalized as part of inventory as of March 31, 2012 and December 31, 2011 were not significant.

9.	Income Taxes

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

The following table presents the provision for (benefit from) income taxes and the effective tax rates for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
	(in thousands)
Income (loss) before income taxes	$(14,933)	$1,009
Benefit from income taxes	(1,104)	(483)
Effective tax rate	7.4%	-47.9%

The benefit from income taxes for the three months ended March 31, 2012 was primarily related to the year-to-date pre-tax losses. The benefit from income taxes for the three months ended March 31, 2011 was mainly attributable to a tax provision for federal, state and foreign income taxes reduced by a discrete tax benefit. The discrete benefit in the three months ended March 31, 2011 was solely related to increased federal research and development credits that resulted from the exercise of compensatory stock options. The federal research and development credits expired at the end of 2011 and the related tax benefit was not included in the 2012 tax analysis.

The difference between the provision for (benefit from) income taxes that would be derived by applying the statutory rate to the Company’s loss before tax and the benefit from income taxes actually recorded for the three months ended March 31, 2012 was primarily attributable to the impact of the difference in foreign tax rates, non-deductible stock-based compensation charges and recovery of non-taxable escrow. The difference between the provision for (benefit from) income taxes that would be derived by applying the statutory rate to the Company’s net income before tax and the benefit from income taxes actually recorded for the three months ended March 31, 2011 was primarily attributable to the impact of the differential in foreign tax rates, non-deductible stock-based compensation charges and the federal research and development credit benefits.

The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. The valuation allowance is determined in accordance with the provisions of income taxes which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. During the year ended December 31, 2010, the Company released its valuation allowance against its United States federal deferred tax assets because the Company believed that sufficient positive evidence existed from historical operations and future projections to conclude that it was more-likely-than-not to fully realize its federal deferred tax assets. In making this determination, the Company considered all available evidence, both positive and negative. Such evidence include, among others, the Company’s history of losses and profitability, jurisdictional income recognition trends, taxable income adjusted for certain extraordinary and other items, the impact of acquisitions, and forecasted income by jurisdiction. As of December 31, 2011 and March 31, 2012, the Company believes that it is more-likely-than-not that a valuation allowance is not required against its United States federal deferred tax assets. The Company continues to maintain a full valuation allowance against its California and Massachusetts deferred tax assets of $12.8 million because the likelihood of the realization of those assets have not become more-likely-than-not.

The Company continues to monitor the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the Company must increase its provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not be ultimately recoverable. Recovery is dependent on generating sufficient taxable income in the future. Although recovery is not assured, the Company believes that it is more-likely-than-not that it will ultimately recover the $34.1 million of deferred tax assets recorded on its consolidated balance sheets as of December 31, 2011 (other than that for California and Massachusetts), even in light of the losses in recent quarters due to the expectation of returning to profitability in the immediately succeeding years. However, should there be a change in the Company’s ability to recover its deferred tax assets; the tax provision would increase in the period in which it determined that the likelihood of recovery was less than more-likely-than-not.

As of March 31, 2012 and December 31, 2011, the Company had unrecognized tax benefits for income taxes associated with uncertain tax positions of $11.2 million, each respectively. If all of these unrecognized tax benefits were recognized, $10.1 million would reduce the Company’s effective tax rate. The Company is not anticipating any significant changes in unrecognized tax benefits in the next 12 months.

The major jurisdictions in which the Company is subject to income tax reporting requirements are the U.S. federal, the states of California and Massachusetts, Japan, India, China and Singapore. The Company believes it is compliant with all income tax return filing and payment requirements in the major jurisdictions. As of March 31, 2012, the Company was not aware of any on-going tax audits in the major jurisdictions.

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

Selected segment financial information for the Company’s reportable segments was as follows:

	Three months ended March 31,
	2012	2011
	(in thousands)
Net revenue:
Semiconductor products	$44,863	$49,635
Software and services	7,880	13,935

Total consolidated net revenue	$52,743	$63,570

Segment income:
Semiconductor products	$2,526	$12,995
Software and services	421	6,047

Total segment income from operations	$2,947	$19,042

The following is a reconciliation of the total segment income from reportable segments to the total consolidated income (loss) before income taxes:

	Three months ended March 31,
	2012	2011
	(in thousands)
Segment income from reportable segments	$2,947	$19,042
Unallocated stock compensation and related taxes	(9,575)	(6,885)
Amortization of acquired intangible assets	(2,489)	(1,840)
Acquisition related expenses	(7,097)	(6,287)
Proceeds received from settlement of an escrow claim	4,414	—
Unallocated corporate, general and administrative expenses	(3,007)	(2,910)

Total consolidated income (loss) from operations	(14,807)	1,120
Other (expense) income, net	(126)	(111)

Total consolidated income (loss) before income taxes	$(14,933)	$1,009

The following table is based on the geographic location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods indicated were as follows:

	Three months ended March 31,
	2012	2011
	(in thousands)
United States	$19,638	$21,769
China	13,687	15,599
Taiwan	5,553	6,387
Japan	2,772	6,007
Malaysia	4,486	3,773
Germany	1,401	3,893
Other countries	5,206	6,142

Total	$52,743	$63,570

The following table sets forth long lived assets, which consist primarily of property and equipment, net by geographic regions based on the location of the tangible asset:

	As of March 31, 2012	As of December 31, 2011
	(in thousands)
United States	$14,504	$13,941
All other countries	2,759	3,086

Total	$17,263	$17,027

11.	Commitments and Contingencies

The Company is not currently a party to any legal proceedings that the outcome of which, if determined adversely to the Company, would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expire on varying dates ending in February 2019. The Company also acquires certain assets under capital leases.

Minimum commitments under non-cancelable operating and capital lease agreements, excluding accrued restructuring liability (See Note 7) as of March 31, 2012 were as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
Remainder of 2012	$3,230	$2,844	$6,074
2013	600	3,530	4,130
2014	25	2,639	2,664
2015	—	2,637	2,637
2016	—	2,716	2,716
2017 thereafter	—	6,167	6,167

	$3,855	$20,533	$24,388
Less: Interest component (5.5% annual rate)	(32)

Present value of minimum lease payment	3,823
Less: current portion	(3,263)

Long-term portion of obligations	$560

On March 16, 2011, the Company entered into a lease agreement with a landlord to lease approximately 113,400 sq. ft. in a building located in San Jose, California. The lease term is 7.75 years beginning on June 1, 2011 and ending on February 28, 2019. This leased facility is currently held as the Company’s principal executive office, which accommodates the principal software engineering, sales and marketing, operations and finance and administrative activities.

Rent expense incurred under operating leases was $1.6 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

The capital lease and technology license obligations include future cash payments payable primarily for license agreements with outside vendors. As of March 31, 2012, the capital lease and technology license obligations include a license agreement, which was entered into in October 2009 for certain design tools totaling $9.5 million, with 12 installment payments, which license will expire in October 2012. The present value of the installment payments has been capitalized and is amortized over 3 years, and included within capital lease and technology license obligations on consolidated balance sheets. As of March 31, 2012, the outstanding unpaid obligation related to this license agreement amounted to $1.6 million.

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

OCTEON®, OCTEON® PlusTM, OCTEON II®, NITROX®, NEURONTM, CelestialTM , ECONA® and PureVu® are trademarks or registered trademarks of Cavium, Inc.

Overview

We are a provider of highly integrated semiconductor processors that enable intelligent processing for networking, communications, storage, wireless, security, video and connected home and office applications. Our products allow our customers to develop networking, wireless, storage and electronic equipment that is application-aware and content-aware and securely processes voice, video and data traffic at high speeds. Our products are systems on a chip, or SoCs, which incorporate single or multiple processor cores, a highly integrated architecture and customizable software that is based on a broad range of standard operating systems. We focus our resources on the design, sales and marketing of our products, and outsource the manufacturing of our products.

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

In August 2008, we acquired Star Communications, Inc. With the acquisition of Star, we added the Star ARM-based processors to our portfolio to address connected home and office applications and have since introduced our ECONA line of dual-core ARM processors that address a large variety of connected home and office applications.

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

In January 2011, we acquired Wavesat Inc. This acquisition added multicore wireless digital system processing to our embedded processor product line.

In March 2011, we completed acquired Celestial Semiconductor, Ltd. With the acquisition of Celestial Semiconductor, we have added a processor family targeted for the market of digital media players.

For a complete discussion on our recent acquisitions, see Note 5 of Unaudited Condensed Consolidated Financial Statements.

Since inception, we have invested heavily in new product development and our net revenue has grown from $19.4 million in 2005 to $259.2 million in 2011 driven primarily by demand in the enterprise network, data center and access and service provider markets and increased demand in the broadband and consumer markets. For the three months ended March 31, 2012, our net revenue was $52.7 million. We expect sales of our products for use in the enterprise network, data center and access and service provider markets to continue to represent a significant portion of our revenue in the foreseeable future, however, we do expect growth in the broadband and consumer markets.

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

Results of Operations

Three months ended March 31, 2012 and 2011

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Three months ended March 31,
	2012	2011	change	%
	(in thousands)
Net revenue	$52,743	$63,570	$(10,827)	-17.0%
Cost of revenue	28,008	24,825	3,183	12.8%

Gross Profit	$24,735	$38,745	$(14,010)	-36.2%

Gross Margin	46.9%	60.9%	-14.1%

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

Our sole end customer representing greater than 10% of net revenue for the three months ended March 31, 2012 and 2011 was Cisco. Cisco accounted for 28% and 21% of the net revenue for the three months ended March 31, 2012 and 2011, respectively.

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. We have an existing agreement with a certain distributor to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to this distributor, revenue and costs are deferred until products are sold to its end customers. For the three months ended March 31, 2012 and 2011, 5.7% and 4.6%, respectively, of our net revenues were from products sold by this distributor. Revenue recognition depends on notification from this distributor that product has been sold to its end customers.

Our distributors, other than the distributor discussed above, are used primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through these distributors was $17.7 million and $17.4 million for the three months ended March 31, 2012 and 2011, respectively, which accounted for 33.4% and 27.3% of net revenue, respectively. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps and new customer demands. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

Revenue derived from licensing software and providing software maintenance, support and training for the three months ended March 31, 2012 and 2011 amounted to $4.6 million and $6.4 million, respectively. Revenue from professional service arrangements for the three months ended March 31, 2012 and 2011 amounted to $3.3 million and $7.6 million, respectively.

Our net revenue decreased by $10.8 million or 17.0% in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease in net revenue was attributable to the decrease in sales of $4.4 million from our enterprise network; data center; and access and service provider markets, combined, and the decrease of $6.1 million in net revenue from our software and services. The decrease in sales in our enterprise networks; data center; and access and service provider markets was mainly due to the decline in demand for our products from our top 20 customers which was generally impacted by the transition of these customers’ volume production of our design wins. The decrease in net revenue from our software and services was mainly driven by the timing of completion of existing large professional service agreements as well as a decrease in the rate of execution of new professional service contracts. In addition, net revenue in broadband and consumer markets decreased by $330,000 mainly from lower customers’ demand.

The following table is based on the geographic location of our customers including the original equipment manufacturers, contract manufacturers or the distributors who purchased our products and services. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods presented were:

	Three months ended March 31,
	2012	2011
	(in thousands)
United States	$19,638	$21,769
China	13,687	15,599
Taiwan	5,553	6,387
Japan	2,772	6,007
Malaysia	4,486	3,773
Germany	1,401	3,893
Other countries	5,206	6,142

Total	$52,743	$63,570

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

We use third-party foundries and assembly and test contractors, which are primarily located in Asia, to manufacture, assemble and test our semiconductor products. We purchase processed wafers on a per wafer basis from our fabrication suppliers, which are currently Taiwan Semiconductor Manufacturing Company, or TSMC, with the remaining manufacturing outsourced to Samsung Electronics, or Samsung, Fujitsu Microelectronics, or Fujitsu and United Microelectronics Corporation, or UMC. We also outsource the sort, assembly, final testing and other processing of our product to third-party contractors, primarily ASE Electronics in Taiwan, Malaysia and Singapore, as well as ISE Labs, Inc, in the United States. We negotiate wafer fabrication on a purchase order basis and do not have long-term agreements with any of our third-party contractors.

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

Gross margin decreased from 60.9% in the three months ended March 31, 2011 to 46.9% in the three months ended March 31, 2012, a decrease of 14.1%. The decrease in the overall gross margin percentage was primarily due to the overall decrease in revenue and increase in cost of sales due to write-downs of Celestial product inventories of approximately $4.8 million. In addition, in the three months ended March 31, 2012, the mix of our semiconductor product sales shifted and we sold more of our lower performance products, which yield slightly lower gross margins compared to our higher performance products, which contributed, to a lesser extent, to the decrease in the overall gross margin.

Research and Development Expenses

Research and development expenses primarily include personnel costs, engineering design development software and hardware tools, allocated facilities expenses and depreciation of equipment used in research and development, and stock-based compensation.

Total research and development expenses for the periods presented were:

	Three months ended March 31,
	2012	2011	change	%
	(in thousands)
Research and development expenses	$27,058	$20,722	$6,336	30.6%
Percent of total net revenue	51.3%	32.6%	18.7%

Research and development expenses increased by $6.3 million or 30.6% in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was primarily due to higher salaries and benefit expenses of $2.7 million and stock-based compensation expense and related taxes of $1.2 million as a result of an increase in headcount mainly from acquisitions and additional expense associated with the options and restricted stock unit grants. In addition, depreciation and amortization expense increased by $1.5 million mainly due to higher amortization expense from acquired technology licenses used for research and development projects. The remaining increase was due to higher facilities expenses, software maintenance costs and other miscellaneous research and development costs which resulted from increased research and development activities to support the development of our new products. Research and development headcount increased to 521 at March 31, 2012 compared to 512 at March 31, 2011.

Sales, General and Administrative Expenses

Sales, general and administrative expenses primarily include personnel costs, accounting and legal fees, information systems, sales commissions, trade shows, marketing programs, depreciation, allocated facilities expenses and stock-based compensation.

Total sales, general and administrative costs for the periods presented were:

	Three months ended March 31,
	2012	2011	change	%
	(in thousands)
Sales, general and administrative	$12,484	$16,903	$(4,419)	-26.1%
Percent of total net revenue	23.7%	26.6%	-2.9%

Sales, general and administrative expenses decreased by $4.4 million or 26.1% in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease was mainly a result of a one-time credit of $4.4 million due to the receipt of proceeds from an escrow claim related to Celestial Semiconductor acquisition received in the first quarter of 2012. In addition, professional services decreased by $2.1 million mainly related to acquisition related expenses. The overall decrease as a result of the one-time credit and decreased professional fees were partially offset by the increase in salaries and employee benefits of $656,000 and stock-based compensation and related taxes of $1.4 million as a result of the increase in headcount and additional expense associated with the options and restricted stock unit grants. Sales, general and administrative headcount increased to 192 at March 31, 2012 from 179 at March 31, 2011.

Other income (expense), net. Other income (expense), net primarily includes interest expense associated with the installment payment of capital leases, foreign currency gains and losses, financing expenses and interest income on cash and cash equivalents.

	Three months ended March 31,
	2012	2011	change	%
	(in thousands)
Interest expense	$(32)	$(73)	$41	-56.2%
Other, net	(94)	(38)	(56)	147.4%

Total other expense, net	$(126)	$(111)	$(15)	13.5%

Other expense, net increased in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 mainly due to higher foreign exchange loss resulting from balance sheet remeasurement, which was partially offset by lower interest expense associated with installment payment of capitalized leased.

Benefit from Income Taxes. For the three months ended March 31, 2012 and 2011, the tax benefit from income taxes was based on our estimated annual effective tax rate, plus any discrete items, in compliance with the guidance provided under income taxes. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the benefit from income taxes and the effective tax rates for the respective periods presented:

	Three months ended March 31,
	2012	2011	change	%
	(in thousands)
Income (loss) before income taxes	$(14,933)	$1,009	$(15,942)	-1580.0%
Benefit from income taxes	(1,104)	(483)	(621)	128.6%
Effective tax rate	7.4%	-47.9%	55.3%

The benefit from income taxes for the three months ended March 31, 2012 was primarily related to the year-to-date pre-tax losses. The benefit from income taxes for the three months ended March 31, 2011 was mainly attributable to a tax provision for federal, state and foreign income taxes reduced by a discrete tax benefit. The discrete benefit in the three months end March 31, 2011 was solely related to increased federal research and development credits that resulted from the exercise of compensatory stock options. The federal research and development credits expired at the end of 2011 and the related tax benefit was not included in the 2012 tax analysis.

The difference between the provision for (benefit from) income taxes that would be derived by applying the statutory rate to our loss before tax and the benefit from income taxes actually recorded for the three months ended March 31, 2012 was primarily attributable to the impact of the difference in foreign tax rates, non-deductible stock-based compensation charges and recovery of non-taxable escrow. The difference between the provision for (benefit from) income taxes that would have been derived by applying the statutory rate our net income before tax and the benefit from income taxes actually recorded for the three months ended March 31, 2011 was primarily attributable to the impact of the differential in foreign tax rates, non-deductible stock-based compensation charges and the federal research and development credit benefits.

Our net deferred tax assets relate predominantly to its United States tax jurisdiction. The valuation allowance is determined in accordance with the provisions of income taxes which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. During the year ended December 31, 2010, we released our valuation allowance against its United States federal deferred tax assets because we believed that sufficient positive evidence existed from historical operations and future projections to conclude that it was more-likely-than-not to fully realize its federal deferred tax assets. In making this determination, we considered all available evidence, both positive and negative. Such evidence include, among others, our history of losses and profitability, jurisdictional income recognition trends, taxable income adjusted for certain extraordinary and other items, the impact of acquisitions, and forecasted income by jurisdiction. As of December 31, 2011 and March 31, 2012, we believe that it is more-likely-than-not that a valuation allowance is not required against our United States federal deferred tax assets. We continues to maintain a full valuation allowance against its California and Massachusetts deferred tax assets of $12.8 million because the likelihood of the realization of those assets have not become more-likely-than-not.

We continue to monitor the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that our estimate will not be ultimately recoverable. Recovery is dependent on generating sufficient taxable income in the future. Although recovery is not assured, we believe that it is more-likely-than-not that we will ultimately recover the $34.1 million of deferred tax assets recorded on our consolidated balance sheets as of December 31, 2011 (other than that for California and Massachusetts), even in light of the losses in recent quarters due to the expectation of returning to profitability in the immediately succeeding years. However, should there be a change in our ability to recover its deferred tax assets, the tax provision would increase in the period in which it determined that the likelihood of recovery was less than more-likely-than-not.

As of March 31, 2012 and December 31, 2011, we had unrecognized tax benefits for income taxes associated with uncertain tax positions of $11.2 million, each respectively. If all of these unrecognized tax benefits were recognized, $10.1 million would reduce our effective tax rate. We are not anticipating any significant changes in unrecognized tax benefits in the next 12 months.

Our major jurisdictions in which we are subject to income tax reporting requirements are the U.S. federal, the states of California and Massachusetts, Japan, India, China and Singapore. We believe we are compliant with all income tax return filing and payment requirements in the major jurisdictions. As of March 31, 2012, we were not aware of any on-going tax audits in the major jurisdictions.

Liquidity and Capital Resources

Following is a summary of our working capital and cash and cash equivalents as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012	As of December 31, 2011
	(in thousands)
Working capital	$108,125	$111,427
Cash and cash equivalents	$65,086	$63,225

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Three months ended March 31,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$6,796	$8,460
Net cash used in investing activities	$(3,138)	$(33,409)
Net cash provided by (used in) financing activities	$(1,797)	$3,707

Cash Flows from Operating Activities

Net cash flows from operating activities decreased by $1.7 million from $8.5 million in the three months ended March 31, 2011 compared to $6.8 million in the three months ended March 31, 2012. Net loss after adjustments of non-cash operating items was $1.2 million cash inflow in the three months ended March 31, 2012 compared to net income after adjustments of non-cash operating items of $11.5 million cash inflow in the three months ended March 31, 2011. The net loss after adjustments of non-cash operating items for the three months ended March 31, 2012 includes a onetime credit of $4.4 million related to the proceeds received from a settlement of an escrow claim. Changes in assets and liabilities generated net cash inflow of $5.6 million for the three months ended March 31, 2012 compared to a net cash outflow of $3.0 million for the three months ended March 31, 2011. The significant changes in assets and liabilities for the three months ended March 31, 2012 were mainly due to inventory write-downs as a result of our evaluation of expected future customer demands for our products, higher accounts payable due to the timing of payments to vendors and higher deferred revenue due to the timing of the receipt of subscription licenses and professional services billings from the customers.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 was $3.1 million which resulted mainly from the payments made to purchase property and equipment of $1.7 million and intangible assets of $1.4 million. Net cash used in investing activities was $33.4 million for the three months ended March 31, 2011 which resulted mainly from cash payments made for business acquisitions which amounted to $30.4 million and purchases of property and equipment of $2.1 million and intangible assets of $942,000.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2012 was $1.8 million which resulted mainly from principal payment of capital lease and technology license obligations of $3.4 million, partially offset by the proceeds from issuance of common stock upon exercise of options of $1.6 million. Net cash provided by financing activities for the three months ended March 31, 2011 was $3.7 million which resulted mainly from the issuance of common stock upon exercise of options of $7.1 million, partially offset by the principal payment of capital lease and technology license obligations of $3.4 million.

Capital Resources

Cash equivalents consist primarily of an investment in a money market fund. As of March 31, 2012, we have not experienced any impairment charges due to such concentration of credit risk. We believe that our $65.1 million of cash and cash equivalents at March 31, 2012 and expected cash flows from operations will be sufficient to fund our projected operating requirements for at least twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of March 31, 2012, we believe our exposure related to the above indemnities at March 31, 2012 is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of March 31, 2012:

	Payments Due By Period
	Total	Remainder of 2012	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$23,331	$2,844	$8,806	$5,514	$6,167
Capital lease obligations	3,855	3,230	625	—	—

Total	$27,186	$6,074	$9,431	$5,514	$6,167

As of March 31, 2012, the liability for uncertain tax positions was $992,000. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either not enforceable or legally binding or are subject to change based on our business decisions.

Critical Accounting Policies and Estimates

The preparation of our financial statements and accompanying disclosures in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The SEC has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) stock-based compensation; (3) inventory valuation; (4) accounting for income taxes; (5) mask costs; (6) business combinations and (7) goodwill and purchased intangible assets. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. Management believes that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 27, 2012, except for the adoption of the new standard on goodwill impairment effective January 1, 2012, as discussed in Note 1 of Unaudited Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

Please refer to the recent accounting pronouncements listed in Note 1 of Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the three months ended March 31, 2012, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on February 27, 2012.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2012.

Risks Related to Our Business and Industry

*We have a limited history of profitability, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.

We were established in 2000. Our first quarter of profitability since then was the quarter ended September 30, 2007 and we remained profitable through the quarter ended September 30, 2008. We incurred a net loss for the year ended December 31, 2009 and became profitable from the quarter ended June 30, 2010 through the quarter ended September 30, 2011. We incurred a net loss for the quarter ended December 31, 2011 and for the quarter ended March 31, 2012. As of March 31, 2012, our accumulated deficit was $55.3 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods may not be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur losses in the future.

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

The market for our products is highly competitive and we expect competition to intensify in the future. This competition could make it more difficult for us to sell our products, and result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share or expected market share, any of which would likely seriously harm our business, operating results and financial condition. For instance, semiconductor products have a history of declining prices as the cost of production is reduced. However, if market prices decrease faster than product costs, gross and operating margins can be adversely affected. Currently, we face competition from a number of established companies, including Broadcom Corporation, Freescale Semiconductor, Inc., Intel Corporation, Marvell Technology Group Ltd., and PMC-Sierra, Inc. In addition, in the video capture, process and display market segments we consider our competition to be companies that provide video encode and decode solutions, including Broadcom, Marvell and Wondermedia Technologies, Inc.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 49.3% and 43.9% of our net revenues from our top five customers for the three months ended March 31, 2012 and 2011, respectively. We received approximately 28% and 21% of our net revenue from Cisco for the three months ended March 31, 2012 and 2011 respectively. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and in some cases the portion of our revenues attributable to certain customers may increase in the future. However, we may not be able to maintain or increase sales to certain of our top customers for a variety of reasons, including the following:

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

*If we do not manage the risks associated with our large professional service contracts properly our revenue and customer base could be adversely affected.

The pricing and other terms of some of our larger professional services agreements require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these agreements less profitable or unprofitable, which would have an adverse effect on the profit margin of our software and services business segment and adversely affect our operating results. In addition, changes in costs or a delay in connection with the performance of our large professional service agreements may harm our relationships with these customers.

*We may not sustain our growth rate, and we may not be able to manage any future growth effectively.

We have experienced significant growth in a short period of time. Our net revenues increased from approximately $7.4 million in 2004 to $259.2 million in 2011. For the three months ended March 31, 2012, our net revenue was $52.7 million. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

Because of the wide price differences among our processors, the mix and types of performance capabilities of processors sold affect the average selling price of our products and have a substantial impact on our revenue. Generally, sales of higher performance products have higher gross margins than sales of lower performance products. We currently offer both higher and lower performance products in our NITROX, OCTEON, ECONA, NEURON, Celestial and PureVu product families. During 2008 and in the first two quarters of 2009, we experienced a sales mix shift towards increased sales of lower performance, lower margin products, which negatively affected our overall gross margins. In the third and fourth quarters of 2009, the product mix moved towards higher performance and higher margin products and the product mix was at about the same level throughout 2010 and 2011. In the first quarter of 2012, the product mix shifted slightly as we sold more of our lower performance products. If the sales mix shifts back to lower performance, lower margin products, our overall gross margins will be negatively affected. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and as a result can negatively impact our financial results.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. We have been issued 35 patents in the United States and 11 patents in foreign countries and have an additional 73 patent applications pending in the United States and 25 patent applications pending in foreign countries as of March 31, 2012. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

*Our investment portfolio may become impaired by further deterioration of the capital markets.

Our cash equivalents at March 31, 2012 consisted primarily of an investment in a money market fund, which is invested primarily in United States treasury securities, bonds of government agencies, and corporate bonds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities, European sovereign debt and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of March 31, 2012, we had no direct holdings in these categories of investments and our indirect exposure to these financial instruments through our holdings in money market instruments was immaterial. As of March 31, 2012, we had no impairment charges associated with our cash equivalents relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

*Changes in valuation allowance of deferred tax assets may affect our future operating results

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

As of March 31, 2012, we assessed that it is more-likely-than-not that we will realize our federal deferred tax assets based on positive evidence of our history of profits and projections of future income. Accordingly, we only applied a valuation allowance on the state deferred tax assets. In the event future income by jurisdiction is less than what is currently projected, we may be required to record a valuation allowance to these deferred tax assets in jurisdictions where realization of such assets are no longer more-likely-than-not. This would have adverse impact in our operating results (see Note 9 of Unaudited Condensed Consolidated Financial Statements).

Risks Related to our Common Stock

*The market price of our common stock may be volatile, which could cause the value of your investment to decline.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through March 31, 2012, our stock price has fluctuated from a low of $7.61 to a high of $47.60. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

CAVIUM, INC.

Date: May 7, 2012	By:	/s/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer and Vice President of Finance and Administration and Secretary

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated January 25, 2011, between Cavium, Inc., and Wavesat, Inc. (1)

2.2	Asset Purchase Agreement, dated January 31, 2011, between Cavium, Inc., Cavium Networks Singapore Pte. Ltd., and Celestial Semiconductor, Ltd (2)

2.3	Supplemental Agreement relating to the Asset Purchase Agreement dated January 31, 2011 between Cavium, Inc., Cavium Networks Singapore Pte. Ltd., and Celestial Semiconductor, dated March 4, 2011 (3)

3.1	Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated Bylaws of the Registrant(5)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (6)

4.3	Shareholders Agreement by and between Cavium, Inc. and Celestial Semiconductor, dated March 4, 2011(7)

10.3	Amended 2007 Equity Incentive Plan

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (001-33435), filed with the SEC on January 31, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (001-33435), filed with the SEC on February 3, 2011, and incorporated herein by reference.
(3)	Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (001-33435), filed with the SEC on March 9, 2011, and incorporated herein by reference.
(4)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (No. 001-33435), filed with the SEC on June 20, 2011, and incorporated herein by reference.
(5)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 13, 2007, as amended, and incorporated herein by reference.

(6)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 24, 2007, as amended, and incorporated herein by reference.
(7)	Filed as Exhibit 1.2 to the Registrant’s Current Report on Form 8-K (001-33435), filed with the SEC on March 9, 2011.
*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
**	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.