Form 10-Q
period 2012-09-30
CAVIUM, INC.
filed 2012-11-07
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of October 30, 2012 was: 50,315,000

CAVIUM, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$67,290	$63,225
Accounts receivable, net of allowances of $1,104 and $694, respectively	32,964	37,839
Inventories	44,089	41,719
Prepaid expenses and other current assets	3,979	3,177
Deferred tax assets	5,604	5,604

Total current assets	153,926	151,564
Property and equipment, net	20,929	17,027
Intangible assets, net	71,058	54,215
Goodwill	101,329	101,402
Deferred tax assets, net of current portion	39,969	34,490
Other assets	1,156	1,559

Total assets	$388,367	$360,257

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,208	$13,528
Accrued expenses and other current liabilities	6,642	9,022
Deferred revenue	13,864	11,202
Capital lease and technology license obligations, current portion	10,163	6,385

Total current liabilities	46,877	40,137
Capital lease and technology license obligations, net of current portion	20,733	719
Deferred tax liabilities	5,946	5,946
Other non-current liabilities	2,379	2,762

Total liabilities	75,935	49,564

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, par value $0.001:
200,000,000 shares authorized; 50,309,632 and 49,103,352 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	50	49
Additional paid-in capital	387,635	352,104
Accumulated deficit	(75,253)	(41,460)

Total stockholders’ equity	312,432	310,693

Total liabilities and stockholders’ equity	$388,367	$360,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue	$61,081	$67,729	$169,111	$202,914
Cost of revenue	24,796	27,172	77,553	80,695

Gross profit	36,285	40,557	91,558	122,219

Research and development	26,185	23,571	79,366	67,953
Sales, general and administrative	19,213	11,599	50,186	46,056

Total operating expenses	45,398	35,170	129,552	114,009

Income (loss) from operations	(9,113)	5,387	(37,994)	8,210

Other expense, net:
Interest expense	(11)	(55)	(65)	(191)
Other, net	(720)	(53)	(828)	(42)

Total other expense, net	(731)	(108)	(893)	(233)

Income (loss) before income taxes	(9,844)	5,279	(38,887)	7,977
Benefit from income taxes	(1,719)	(752)	(5,094)	(1,468)

Net income (loss)	$(8,125)	$6,031	$(33,793)	$9,445

Net income (loss) per common share, basic	$(0.16)	$0.12	$(0.68)	$0.20
Shares used in computing basic net income (loss) per common share	50,060	48,739	49,684	48,077
Net income (loss) per common share, diluted	$(0.16)	$0.12	$(0.68)	$0.19
Shares used in computing diluted net income (loss) per common share	50,060	50,751	49,684	50,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(33,793)	$9,445
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	28,773	22,480
Depreciation and amortization	23,298	17,618
Deferred income taxes	(5,479)	(1,195)
Change in contingent earn-out liability	—	(4,564)
Loss on disposal of property and equipment	178	—
Loss on disposition of certain consumer product assets	2,728	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	4,875	(17,584)
Inventories	(2,414)	1,990
Prepaid expenses and other current assets	(802)	(782)
Other assets	404	(173)
Accounts payable	2,265	2,454
Deferred revenue	2,662	(1,039)
Accrued expenses and other current and non-current liabilities	(2,195)	412

Net cash provided by operating activities	20,500	29,062

Cash flows from investing activities:
Purchases of property and equipment	(11,300)	(7,192)
Acquisition of businesses, net of cash acquired	—	(30,780)
Purchases of intangible assets	(4,153)	(5,844)

Net cash used in investing activities	(15,453)	(43,816)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	6,647	11,084
Principal payments on capital lease and technology license obligations	(7,629)	(12,421)

Net cash used in financing activities	(982)	(1,337)

Net increase (decrease) in cash and cash equivalents	4,065	(16,091)
Cash and cash equivalents, beginning of period	63,225	90,673

Cash and cash equivalents, end of period	$67,290	$74,582

Supplemental disclosure of cash flows from investing activities
Property and equipment and intangible assets acquired included in accounts payable	$382	$331
Property and equipment and intangible assets acquired included in capital lease and technology license obligations	$23,794	$3,085

Supplemental disclosure of cash flows from financing activities
Common stock issued in connection with acquisition	$—	$33,258

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

Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Cavium, Inc., its wholly owned subsidiaries, and a variable interest entity (“VIE”) of which the Company is the primary beneficiary. Under the accounting principles generally accepted in the United States of America, or US GAAP, a VIE is required to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. In May 2012, the Company entered into a secured note purchase agreement with the VIE to provide cash advances and in addition, entered into a professional service agreement for certain product development. As of September 30, 2012, the Company had made cash advances of $2.0 million under two convertible notes receivable which mature on December 31, 2013 and made an additional cash advance of $2.0 million in October 2012 under a third convertible note receivable, which also mature on December 31, 2013. The convertible notes are collateralized by a lien on the VIE’s assets. Pursuant to the convertible notes, in the event of a qualified equity financing of the VIE, the outstanding principal balance plus the accrued interest on the convertible notes would be automatically converted into preferred stock of the VIE. The Company has included the accounts of this entity in the condensed consolidated financial statements. The VIE’s financial statements are not significant to the Company’s condensed consolidated financial statements for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. For further information, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K (File No. 001-33435) on file with the SEC for the year ended December 31, 2011.

The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s condensed consolidated financial position at September 30, 2012, and the condensed consolidated results of its operations for the three and nine months ended September 30, 2012 and 2011, and condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

During the nine months ended September 30, 2012, there were no significant changes to the significant accounting policies and estimates discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, except for the adoption of the new standard on goodwill impairment effective January 1, 2012 as discussed below.

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

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides an allowance for doubtful accounts based upon the expected collectability of accounts receivable. As of September 30, 2012, the sole customer whose accounts receivable was 10% or higher of the consolidated gross accounts receivable was Flextronics. Flextronics accounted 12% of the total consolidated gross accounts receivable as of September 30, 2012.

The end customer representing greater than 10% of the consolidated net revenue for each of the periods presented was:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Percentage of total net revenue
Cisco	24%	23%	27%	24%

2.	Net Income (Loss) Per Common Share

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

The following table sets forth the computation of net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net income (loss)	$(8,125)	$6,031	$(33,793)	$9,445

Weighted average common shares outstanding - basic	50,060	48,739	49,684	48,077
Dilutive effect of employee stock plans	—	2,012	—	2,573

Weighted average common shares outstanding - diluted	50,060	50,751	49,684	50,650

Basic net income (loss) per share	$(0.16)	$0.12	$(0.68)	$0.20

Diluted net income (loss) per share	$(0.16)	$0.12	$(0.68)	$0.19

The following outstanding options and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Options to purchase common stock	4,346	605	4,346	507
Restricted stock units	2,040	854	2,040	30

3.	Fair Value Measurements

At September 30, 2012 and December 31, 2011, all of the Company’s investments were classified as cash equivalents and are comprised of an investment in a money market fund. In accordance with the guidance provided under fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund as Level 1 (Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access), which approximated $42.2 million and $47.7 million as of September 30, 2012 and December 31, 2011, respectively. There are no other financial assets and liabilities that require Level 2 or Level 3 fair value hierarchy measurements and disclosures.

4.	Balance Sheet Components

Inventories are comprised of the following:

	As of September 30, 2012	As of December 31, 2011
	(in thousands)
Work-in-process	$34,520	$31,419
Finished goods	9,569	10,300

	$44,089	$41,719

Property and equipment, net, consist of the following:

	As of September 30, 2012	As of December 31, 2011
	(in thousands)
Mask costs and test equipment	$31,967	$24,204
Software, computer and other equipment	31,072	25,789
Furniture, office equipment and leasehold improvements	921	784

	63,960	50,777
Less: accumulated depreciation and amortization	(43,031)	(33,750)

	$20,929	$17,027

Depreciation and amortization expense was $3.8 million and $2.9 million for the three months ended September 30, 2012 and 2011, respectively, and $10.3 million and $8.4 million for the nine months ended September 30, 2012 and 2011, respectively.

The Company leases certain design tools under time-based capital lease arrangements which are included in property and equipment, net, which total cost amounted to $17.2 and $13.2 million at September 30, 2012 and December 31, 2011, respectively. Amortization expense related to assets recorded under capital leasing agreements was $1.2 million and $1.2 million for the three months ended September 30, 2012 and 2011, respectively, and $3.3 million and $3.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Accrued expenses and other current liabilities consist of the following:

	As of September 30, 2012	As of December 31, 2011
	(in thousands)
Accrued compensation and related benefits	$4,159	$4,451
Professional fees	886	1,011
Restructuring related payables	210	1,140
Deferred compensation	—	568
Income tax payable	320	760
Other	1,067	1,092

	$6,642	$9,022

Warranty Accrual

The following table presents a reconciliation of the warranty liability, which is included within other in the accrued expenses and other current liabilities above:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Beginning balance	$423	$354	$412	$234
Accruals	113	172	391	519
Settlements and adjustments made	(109)	(141)	(376)	(368)

Ending balance	$427	$385	$427	$385

Deferred revenue consists of the following:

	As of September 30, 2012	As of December 31, 2011
	(in thousands)
Services / Support and Maintenance	$7,723	$4,176
Software License / Subscription	3,543	4,683
Distributors	2,598	2,343

	$13,864	$11,202

5.	Acquisition and Sale of Businesses

Acquisition of Wavesat Inc.

On January 25, 2011, the Company completed the acquisition of substantially all of the assets of Wavesat Inc. (“Wavesat”) for a total purchase price of $10.5 million. The acquisition has been accounted for using the purchase method of accounting in accordance with the business combination standards. The Company expensed the related transaction costs amounting to $1.2 million incurred during the nine months ended September 30, 2011 associated with the acquisition and recorded the costs in the sales, general and administrative expenses in the condensed consolidated statements of operations. No such transaction costs were incurred during the nine months ended September 30, 2012.

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

Acquisition of Celestial Semiconductor, Ltd.

On March 4, 2011, the Company completed the acquisition of substantially all of the assets and assumed certain liabilities of Celestial Semiconductor, Ltd. (“Celestial Semiconductor) for an aggregate purchase price consisting of a mix of cash and shares of the Company’s common stock. In addition, the Company agreed to pay an additional earn-out consideration determined based on a certain percentage of the qualified earn-out revenue for the 12 months following the close of the acquisition as specified in the asset purchase agreement. The acquisition has been accounted for using the purchase method of accounting in accordance with the business combination standards. The Company expensed the related transaction costs amounting to $914,000 incurred during the nine months ended September 30, 2011 associated with the acquisition and recorded the costs in the sales, general and administrative expense in the condensed consolidated statements of operations. No such transaction costs were incurred during the nine months ended September 30, 2012.

Following summarizes the total purchase price consideration:

Amount
(in thousands)
Cash consideration	$20,606
Common stock (758,265 shares at $43.86 per share)	33,258
Estimated fair value of the contingent earn-out consideration to other selling shareholders’	3,432

Total	$57,296

In February 2012, the Company filed an indemnity notice and escrow claim against Celestial Semiconductor for the escrow fund amounting to $4.4 million. The claim alleged Celestial Semiconductor breached certain representations made in the asset purchase agreement. The claim was settled on March 21, 2012 and the full amount of the escrow was released to the Company. Since the related settlement claim does not establish a clear and direct link to the acquisition price, the Company reflected the receipt of the settlement proceeds in the condensed consolidated statement of operations in the first quarter of 2012 as a credit to sales, general and administrative expenses within total operating expenses.

The total common stock issued to Celestial Semiconductor was determined by dividing the purchase price consideration of $35.0 million as per the asset purchase agreement with the Company’s average stock price of $43.41, or total equivalent common stock of 806,265 shares. The average stock price was determined based on the average closing price reported on NASDAQ for the 15 trading days ending five trading days prior to March 1, 2011. The Company, Celestial Semiconductor and a former executive of Celestial Semiconductor, who became an employee of the Company, entered into a holdback share agreement to hold 48,000 shares issued to such executive in an escrow account. Such holdback shares would vest and would be released to such executive over two years following the acquisition date subject to the terms and conditions of continued employment with the Company. Accordingly, the fair value of such shares at the closing date, approximately $2.1 million, was not included in the purchase price and would be accounted for as liability-classified stock-based compensation and recognized ratably over the vesting period of two years. The vested shares are marked-to-market at each reporting period and the related compensation liability is recorded as deferred compensation in accrued expenses and other current liabilities and reclassified to stockholders’ equity upon release of the vested shares. During the first quarter of 2012, the Company released 4,733 vested shares in accordance with the vesting term per the holdback share agreement. In April 2012, the Company and such executive signed an employment separation agreement wherein as part of the employment separation package, the Company agreed to release the remaining holdback shares to such executive at the separation date. Accordingly, the Company recognized the stock-based compensation expense related to the accelerated vesting of such remaining holdback shares at the separation date. Total stock-based compensation expense recorded as sales, general and administrative expenses related to such holdback shares for nine months ended September 30, 2012 was $753,000.

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

The initial fair value of the earn-out liability expected to be distributed to other selling shareholders amounted to $3.4 million and was accounted for as part of the purchase price and was recorded as acquisition related payables in accrued expense and other current liabilities. The initial fair value of the earn-out liability to be distributed to the affected employees amounted to $3.4 million and was not considered to be a component of the purchase price. Instead, considering the terms of employment, compensation expense was recognized ratably over a one year period beginning on the acquisition date. As of the second quarter of 2011, the Company recorded $1.1 million as accrued compensation and related benefits in accrued expense and other current liabilities. In accordance with the business combination guidance, any changes in the fair value of the contingent earn-out consideration subsequent to the acquisition date, including changes from events after the acquisition date, are recognized in earnings in the period the estimated fair value changes. During the third quarter of 2011, management determined that the qualifying earn-out revenue would likely not be achieved due to a delay in the end customers’ product roll-out. As such, management assessed that the initial contingent earn-out liability totaling $4.6 million would likely not be paid out, and thus, the related liability was reversed within sales, general and administrative expenses within total operating expenses. The qualifying earn-out was not achieved within the earn-out period which expired on March 4, 2012, the first year anniversary of the acquisition.

The purchase price allocation was as follows:

Amount
(in thousands)
Net tangible assets	$436
In-process research and development	600
Other identifiable intangible assets	20,000
Goodwill	36,260

Total purchase price	$57,296

With the acquisition of Celestial Semiconductor, the Company added a processor family targeted for the market of digital media players. This factor contributed to a purchase price resulting in the recognition of goodwill, which was allocated to the Company’s semiconductor products reportable segment. Of the total acquired goodwill from Celestial Semiconductor, approximately $17.5 million is expected to be deductible for tax purposes in future periods. The change in the deductible goodwill amount from December 31, 2011 was due to the release of escrow to the Company in the first quarter of 2012.

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

	Net Revenue	Net Income (Loss)
	(in thousands)
Actual from acquisition dates to September 30, 2011	$3,968	$(12,062)
Supplemental pro forma from January 1, 2011 to September 30, 2011	203,234	5,027

The supplemental pro forma net income from January 1, 2011 to September 30, 2011 was adjusted to exclude $5.4 million of acquisition related costs incurred during the nine months ended September 30, 2011 and include $826,000 intangible amortization calculated from January 1, 2011 to the respective acquisition dates. The supplemental pro forma net income from January 1, 2011 to September 30, 2011 includes the $4.6 million credit to decrease the contingent earn-out liability that was recorded during the nine months ended September 30, 2011.

Disposition of Certain Consumer Product Assets

On September 28, 2012, the Company completed the sale of certain consumer product assets to a third party company. The consumer product assets that were sold originated from the acquisition of Star Semiconductor (part of the semiconductor reporting unit) in fiscal year 2008 and had been further developed by the Company. Under the asset purchase agreement, the Company agreed to transfer certain assets such as property and equipment and intangibles to the third party company for an aggregate cash consideration of $2.4 million, payable in installments starting from January 10, 2013 through January 10, 2015. The Company determined that the payment terms are not fixed and determinable and as such the Company treated this transaction as disposition of assets and will recognize the future payments as a credit to sales, general and administrative expenses when the payments are due. The carrying value of the assets related to the sale amounted to $2.7 million was recognized as a loss on disposition of certain consumer product assets within sales, general and administrative expenses for the three and nine months ended September 30, 2012.

6.	Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of goodwill:

	Semiconductor Products	Software and Services	Total
	(in thousands)
Balance at December 31, 2011	$56,389	$45,013	$101,402
Acquisitions	—	—	—
Adjustments	(73)	—	(73)

Balance at September 30, 2012	$56,316	$45,013	$101,329

The adjustment to goodwill for the nine months ended September 30, 2012 pertains to the portion of the goodwill allocated to the disposition of certain consumer product assets (See Note 5).

The Company reviews goodwill for impairment annually at the beginning of its fourth calendar quarter and whenever events or changes in circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result of the disposition of certain consumer product assets and on-going restructuring activities, the Company evaluated during the interim period the likelihood if it is more likely than not that a goodwill impairment exists in its reporting units. Based on the result of the assessment, the Company concluded that goodwill was not impaired as of September 30, 2012.

Intangible assets, net consisted of the following:

	As of September 30, 2012			Weighted average remaining amortization period (years)
	Gross	Accumulated Amortization	Net
	(in thousands)
Existing and core technology - product	$48,051	$(29,423)	$18,628	2.96
Technology licenses	64,222	(17,884)	46,338	8.13
Customer contracts and relationships	8,991	(3,907)	5,084	4.72
Trade name	2,296	(1,288)	1,008	2.35
Order backlog	640	(640)	—	—

Total amortizable intangible assets	$124,200	$(53,142)	$71,058	6.45

	As of December 31, 2011			Weighted average remaining amortization period (years)
	Gross	Accumulated Amortization	Net
	(in thousands)
Existing and core technology - product	$48,052	$(23,386)	$24,666	3.61
Technology licenses	35,630	(13,390)	22,240	6.97
Customer contracts and relationships	8,991	(3,031)	5,960	5.41
Trade name	2,296	(964)	1,332	3.10
Order backlog	640	(623)	17	0.17

Total amortizable intangible assets	$95,609	$(41,394)	$54,215	5.18

Intangible assets include among others, technology licenses, core technology, customer contracts and relationships acquired either as a result of business acquisitions or licensing from third party vendors. Significant additions to the intangible assets during the nine months ended September 30, 2012 relate to licensed technologies which include architecture license, patent licenses and other technology licenses.

Amortization expense was $4.8 million and $3.8 million for the three months ended September 30, 2012 and 2011, respectively, and $13.0 million and $9.2 million for the nine months ended September 30, 2012 and 2011, respectively. The estimated future amortization expense from amortizable intangible assets is as follows (in thousands):

Remainder of 2012	$4,547
2013	17,646
2014	14,916
2015	8,098
2016	6,034
2017 and thereafter	19,817

$71,058

7.	Restructuring Accrual

In connection with the acquisition of MontaVista in 2009, the Company assumed a restructuring related liability of $1.3 million. The liability is related to the operating lease facility for the portion of the facility that MontaVista no longer occupied. In December 2011, the MontaVista operation was moved to the Company’s principal office in San Jose, California. As such, the remaining portion of the leased facility of MontaVista is no longer occupied. The Company recorded an additional restructuring accrual of $918,000 in 2011 for such remaining portion of the leased facility. During the first quarter of 2012, the Company entered into a lease settlement agreement for the entire facility to buy out the remaining lease term for $925,000, which was settled during the second quarter of 2012.

In the first quarter of 2012, the Company recorded an additional restructuring accrual amounting to $420,000 related to the leased facility of Wavesat in Canada which will no longer be occupied. The Company expects the Wavesat obligation to be settled by March 2014.

In connection with a workforce reduction during the second quarter of 2012, the Company incurred $1.2 million in expense primarily related to severance and other related benefits.

A summary of the accrued restructuring liabilities, net of related activities during the nine months ended September 30, 2012 is as follows (in thousands):

	Excess facility related costs	Severance and other benefits	Total
	(in thousands)
Accrued restructuring - December 31, 2011	$1,388	$—	$1,388
Additions	420	1,245	1,665
Cash payments and other non-cash adjustments	(1,493)	(1,245)	(2,738)

Accrued restructuring - September 30, 2012	315	—	315
Less: current portion	210	—	210

Long-term portion	$105	$—	$105

8.	Stockholders’ Equity

Equity Incentive Plans

The description of the key features of the Company’s 2007 Equity Incentive Plan and 2001 Stock Incentive Plan may be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following table summarizes the details related to stock options granted and outstanding under the 2007 Equity Incentive Plan and 2001 Stock Incentive Plan for the nine months ended September 30, 2012:

	Number of Shares Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2011	4,651,720	$15.25
Options granted	354,834	33.69
Options exercised	(507,669)	13.09
Options cancelled and forfeited	(152,818)	24.23

Balance as of September 30, 2012	4,346,067	16.69

The fair value of each employee option grant for the three and nine months ended September 30, 2012 and 2011 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended September 30, 2012		Nine months ended September 30, 2012
	2012	2011	2012	2011
Risk-free interest rate	1.55%	0.59%	0.57% to 1.55%	0.59% - 1.64%
Expected life	4.53 years	4.53 years	4.08 - 4.53 years	4.53 years
Dividend yield	0%	0%	0%	0%
Volatility	57.3%	54.8%	51.3% - 57.3%	54.0% - 54.8%

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

The estimated weighted-average grant date fair value of options granted were $13.03 and $16.60 per share for the three months ended September 30, 2012 and 2011, respectively, and $14.79 and $17.29 per share for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, there was $11.6 million of unrecognized compensation costs, net of estimated forfeitures, related to stock options granted under the Company’s 2007 Equity Incentive Plan and 2001 Stock Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.88 years.

The following table summarizes the details related to restricted stock units, or RSUs, granted and outstanding under the 2007 Equity Incentive Plan for the nine months ended September 30, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2011	1,952,605	$30.33
Granted	1,087,186	34.54
Issued and released	(698,610)	29.19
Cancelled and forfeited	(301,357)	31.40

Balance as of September 30, 2012	2,039,824	$32.80

For restricted stock units, or RSUs, stock-based compensation expense is calculated based on the market price of the Company’s common stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.

As of September 30, 2012, there was $57.8 million of unrecognized compensation costs, net of estimated forfeitures related to RSUs granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.56 years.

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Cost of revenue	$471	$483	$1,539	$1,288
Research and development	4,259	3,674	12,761	10,056
Sales, general and administrative	4,243	4,030	14,473	11,136

	$8,973	$8,187	$28,773	$22,480

The total stock-based compensation cost capitalized as part of inventory as of September 30, 2012 and December 31, 2011 were not significant.

9.	Income Taxes

The quarterly tax provision for (benefit from) income taxes is based on the estimated annual effective tax rate, plus any discrete items. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the benefit from income taxes and the effective tax rates for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Income (loss) before income taxes	$(9,844)	$5,279	$(38,887)	$7,977
Benefit from income taxes	(1,719)	(752)	(5,094)	(1,468)
Effective tax rate	17.5%	-14.2%	13.1%	-18.4%

The benefit from income taxes for the three and nine months ended September 30, 2012 was primarily related to the year-to-date pre-tax losses and the release of uncertain tax position reserves. The benefit from income taxes for the three and nine months ended September 30, 2011 was mainly attributable to a tax provision for federal, state and foreign income taxes reduced by a discrete tax benefit. The discrete benefit in the three and nine months ended September 30, 2011 was solely related to increased federal research and development credits that resulted from the exercise of compensatory stock options. The federal research and development credits expired at the end of 2011 and the related tax benefit was not included in the 2012 tax analysis.

The difference between the provision for (benefit from) income taxes that would be derived by applying the statutory rate to the Company’s loss before tax and the benefit from income taxes actually recorded for the three and nine months ended September 30, 2012 was primarily attributable to the impact of the difference in foreign tax rates, non-deductible stock-based compensation charges and other non-deductible items. The difference between the provision for (benefit from) income taxes that would be derived by applying the statutory rate to the Company’s net income before tax and the benefit from income taxes actually recorded for the three and nine months ended September 30, 2011 was primarily attributable to the impact of the differential in foreign tax rates, non-deductible stock-based compensation charges, and the federal research and development credit benefits.

The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. The valuation allowance is determined in accordance with the provisions of income taxes which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. During the year ended December 31, 2010, the Company released its valuation allowance against its United States federal deferred tax assets because the Company believed that sufficient positive evidence existed from historical operations and future projections to conclude that it was more-likely-than-not to fully realize its federal deferred tax assets. In making this determination, the Company considered all available evidence, both positive and negative. Such evidence include, among others, the Company’s history of losses and profitability, jurisdictional income recognition trends, taxable income adjusted for certain extraordinary and other items, the impact of acquisitions, forecasted income by jurisdiction, and tax planning strategies. As of December 31, 2011 and September 30, 2012, the Company believes that it is more-likely-than-not that a valuation allowance is not required against its United States federal deferred tax assets. The Company continues to maintain a full valuation allowance against its California and Massachusetts net deferred tax assets, which was $12.8 million as of December 31, 2011, because the likelihood of the realization of those assets has not become more-likely-than-not.

The Company continues to monitor the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the Company must increase its provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not be ultimately recoverable. Recovery is dependent on generating sufficient taxable income in the future. Although recovery is not assured, the Company believes that it is more-likely-than-not that it will ultimately recover the $34.1 million of net deferred tax assets recorded on its consolidated balance sheets as of December 31, 2011 (other than that for California and Massachusetts), even in light of the losses in recent quarters due to the expectation of returning to profitability in the immediately succeeding years. However, should there be a change in the Company’s ability to recover its deferred tax assets, the tax provision would increase in the period in which the likelihood of recovery was less than more-likely-than-not.

As of September 30, 2012 and December 31, 2011, the Company had unrecognized tax benefits for income taxes associated with uncertain tax positions of $11.0 million and $11.2 million, respectively. If all of these unrecognized tax benefits were recognized, $9.8 million would reduce the Company’s effective tax rate. The Company is not anticipating any significant changes in unrecognized tax benefits in the next 12 months.

The major jurisdictions in which the Company is subject to income tax reporting requirements are the U.S. federal, the states of California and Massachusetts, Japan, India, China and Singapore. The Company believes it is compliant with all income tax return filing and payment requirements in the major jurisdictions. As of September 30, 2012, the Company was not aware of any on-going tax audits in the major jurisdictions.

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

Selected segment financial information for the Company’s reportable segments was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net revenue:
Semiconductor products	$54,287	$59,605	$148,252	$170,540
Software and services	6,794	8,124	20,859	32,374

Total consolidated net revenue	$61,081	$67,729	$169,111	$202,914

Segment income:
Semiconductor products	$8,111	$15,868	$15,494	$47,450
Software and services	1,571	771	1,876	9,013

Total segment income from operations	$9,682	$16,639	$17,370	$56,463

The following is a reconciliation of the total segment income from reportable segments to the total consolidated income (loss) before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Segment income from reportable segments	$9,682	$16,639	$17,370	$56,463
Unallocated stock compensation and related taxes	(9,237)	(8,382)	(29,932)	(24,165)
Amortization of acquired intangible assets	(2,292)	(2,656)	(7,253)	(7,152)
Acquisition and restructuring related expenses	(843)	(1,864)	(9,656)	(13,048)
Proceeds received from settlement of an escrow claim	—	—	4,414	—
Change in contingent earn-out liability	—	4,564	—	4,564
Loss on disposition of certain consumer product assets	(2,728)	—	(2,728)	—
Unallocated corporate, general and administrative expenses	(3,695)	(2,914)	(10,209)	(8,452)

Total consolidated income (loss) from operations	(9,113)	5,387	(37,994)	8,210
Other income expense, net	(731)	(108)	(893)	(233)

Total consolidated income (loss) before income taxes	$(9,844)	$5,279	$(38,887)	$7,977

The following table is based on the geographic location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods indicated were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
United States	$18,091	$19,533	$51,089	$62,650
China	16,757	21,777	48,346	58,133
Taiwan	7,313	7,711	19,635	26,045
Japan	3,741	2,413	8,724	11,422
Malaysia	3,935	5,618	12,099	13,883
Korea	3,773	3,944	9,774	9,722
Other countries	7,471	6,733	19,444	21,059

Total	$61,081	$67,729	$169,111	$202,914

The following table sets forth long lived assets, which consist primarily of property and equipment, net by geographic regions:

	As of September 30, 2012	As of December 31, 2011
	(in thousands)
United States	$17,255	$13,941
All other countries	3,674	3,086

Total	$20,929	$17,027

11.	Commitments and Contingencies

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

Minimum commitments under non-cancelable operating and capital lease agreements, excluding accrued restructuring liability (See Note 7) as of September 30, 2012 were as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
Remainder of 2012	$8,386	$906	$9,292
2013	9,111	3,742	12,853
2014	5,174	2,740	7,914
2015	5,150	2,637	7,787
2016	5,150	2,716	7,866
2017 thereafter	—	6,167	6,167

	$32,971	$18,908	$51,879
Less: Interest component (3.75% annual rate)	(2,075)

Present value of minimum lease payment	30,896
Less: current portion	(10,163)

Long-term portion of obligations	$20,733

Rent expense incurred under operating leases was $1.4 million and $1.2 million for the three months ended September 30, 2012 and 2011 and $4.2 million and $3.5 million for the nine months ended September 30, 2012 and 2011, respectively.

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

OCTEON®, OCTEON® Plus ™, OCTEON II®, NITROX®, NEURON™, Celestial™ , ECONA® and PureVu® are trademarks or registered trademarks of Cavium, Inc.

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

Since inception, we have invested heavily in new product development and our net revenue has grown from $7.4 million in 2004 to $259.2 million in 2011 driven primarily by demand in the enterprise network, data center and access and service provider markets and increased demand in the broadband and consumer markets. For the nine months ended September 30, 2012, our net revenue was $169.1 million. We expect sales of our products for use in the enterprise network, data center and access and service provider markets to continue to represent a significant portion of our revenue in the foreseeable future, however, we do expect growth in the broadband and consumer markets.

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

Results of Operations

Three and nine months ended September 30, 2012 and 2011

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Three months ended September 30,		change	%	Nine months ended September 30,		change	%
	2012	2011			2012	2011
	(in thousands)				(in thousands)
Net revenue	$61,081	$67,729	$(6,648)	-9.8%	$169,111	$202,914	$(33,803)	-16.7%
Cost of revenue	24,796	27,172	(2,376)	-8.7%	77,553	80,695	(3,142)	-3.9%

Gross Profit	$36,285	$40,557	$(4,272)	-10.5%	$91,558	$122,219	$(30,661)	-25.1%

Gross Margin	59.4%	59.9%	-0.5%		54.1%	60.2%	-6.1%

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

Our sole end customer representing greater than 10% of net revenue for the three and nine months ended September 30, 2012 and 2011 was Cisco. Cisco accounted for 24% and 23% of the net revenue for the three months ended September 30, 2012 and 2011, respectively, and 27% and 24% for the nine months ended September 30, 2012 and 2011, respectively.

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. We have an existing agreement with a certain distributor to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to this distributor, revenue and costs are deferred until products are sold to its end customers. For the three months ended September 30, 2012 and 2011, 5.6% and 7.2%, respectively, and for the nine months ended September 30, 2012 and 2011, 5.6% and 5.9%, respectively, of our net revenues were from products sold by this distributor. Revenue recognition depends on notification from this distributor that product has been sold to its end customers.

Our distributors, other than the distributor discussed above, are used primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through these distributors was $19.3 million and $23.6 million for the three months ended September 30, 2012 and 2011, respectively, which accounted for 31.6% and 34.9% of net revenue, respectively, and $55.6 million and $62.7 million for the nine months ended September 30, 2012 and 2011, respectively, which accounted for 32.9% and 30.9% of net revenue, respectively. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps and new customer demands. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

Revenue derived from licensing software and providing software maintenance, support and training amounted to $3.2 million and $4.1 million for the three months ended September 30, 2012 and 2011, respectively and $11.3 million and $15.1 million for the nine months ended September 30, 2012 and 2011, respectively. Revenue from professional service arrangements amounted to $3.6 million and $4.0 million for the three months ended September 30, 2012 and 2011, respectively, and $9.6 million and $17.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Our net revenue decreased by $6.6 million or 9.8% and $33.8 million or 16.7% in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The decrease in net revenue for the three months ended September 30, 2012 compared to the same period in 2011 was attributable mainly to the decrease in sales in our broadband and consumer market of $5.6 million and from our software and services of $1.6 million, which was partially offset by the increase in sales from our enterprise network; data center; and access and service provider markets, combined of $512,000. The decrease in net revenue for the nine months ended September 30, 2012 compared to the same period in 2011 was attributable to the decrease in sales of $13.5 million from our enterprise network; data center; and access and service provider markets, combined, decrease of $9.6 million in our broadband and consumer markets and decrease of $10.6 million from our software and services. The overall decrease in sales in our enterprise networks; data center; and access and service provider markets as well as our broadband and consumer markets were mainly due to the decline in demand for our products from our top 20 customers which was generally impacted by the timing of these customers’ volume production of our design wins. The decrease in net revenue from our software and services was mainly driven by the timing of completion of existing large professional service agreements as well as a decrease in the rate of execution of new professional service contracts.

The following table is based on the geographic location of our customers including the original equipment manufacturers, contract manufacturers or the distributors who purchased our products and services. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods presented were:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
United States	$18,091	$19,533	$51,089	$62,650
China	16,757	21,777	48,346	58,133
Taiwan	7,313	7,711	19,635	26,045
Japan	3,741	2,413	8,724	11,422
Malaysia	3,935	5,618	12,099	13,883
Korea	3,773	3,944	9,774	9,722
Other countries	7,471	6,733	19,444	21,059

Total	$61,081	$67,729	$169,111	$202,914

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

We use third-party foundries and assembly and test contractors, which are primarily located in Asia, to manufacture, assemble and test our semiconductor products. We purchase processed wafers on a per wafer basis from our fabrication suppliers, which are currently Taiwan Semiconductor Manufacturing Company, or TSMC, with the remaining manufacturing outsourced to Samsung Electronics, or Samsung, Fujitsu Microelectronics, or Fujitsu, and United Microelectronics Corporation, or UMC. We also outsource the sort, assembly, final testing and other processing of our product to third-party contractors, primarily ASE Electronics in Taiwan, Malaysia and Singapore, as well as ISE Labs, Inc, in the United States. We negotiate wafer fabrication on a purchase order basis. There are no long-term agreements with any of these third party contractors. A significant disruption in the operations of one or more of these third party contractors would impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition and results of operations.

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

Gross margin decreased from 59.9% in the three months ended September 30, 2011 to 59.4% in the three months ended September 30, 2012, a decrease of 0.5% and decreased from 60.2% in the nine months ended September 30, 2011 to 54.1% in the nine months ended September 30, 2012, a decrease of 6.1%. The decrease in the overall gross margin percentage for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was mainly due to overall decreases in revenue and shifts of product sales mix of our semiconductor products as we sold more of our lower performance products, which yield lower gross margins compared to our higher performance products. In addition, contributing to the overall decrease in gross margin for the nine months ended September 30, 2012 compared to the same period in 2011 were write-downs of Celestial product inventories of approximately $4.8 million during the first quarter of 2012.

Research and Development Expenses

Research and development expenses primarily include personnel costs, engineering design development software and hardware tools, allocated facilities expenses and depreciation of equipment used in research and development, and stock-based compensation.

Total research and development expenses for the periods presented were:

	Three months ended September 30,		change	%	Nine months ended September 30,		change	%
	2012	2011			2012	2011
	(in thousands)				(in thousands)
Research and development expenses	$26,185	$23,571	$2,614	11.1%	$79,366	$67,953	$11,413	16.8%
Percent of total net revenue	42.9%	34.8%	8.1%		46.9%	33.5%	13.4%

Research and development expenses increased by $2.6 million or 11.0% in the three months ended September 30, 2012 and increased by $11.4 million or 16.8% in the nine months ended September 30, 2012 compared to the same periods in 2011. Salaries and benefits remained flat for the three months ended September 30, 2012 but increased by $3.4 million for the nine months ended September 30, 2012 compared to the same periods in 2011. Total stock-based compensation and related taxes increased by $633,000 and $2.5 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increase in salaries and benefits resulted mainly from increased headcount, severance and other related benefits to certain employees affected by a work-force reduction and increase in and stock-based compensation and related taxes was mainly due to additional expense associated with the options and restricted stock unit grants. In addition, depreciation and amortization expense increased by $1.4 million and $3.9 million in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 mainly due to higher amortization expense from acquired technology licenses used for research and development projects. The remaining increase was due to higher facilities expenses, software maintenance costs and other miscellaneous research and development costs which resulted from increased research and development activities to support the development of our new products. Research and development headcount increased to 557 at September 30, 2012 compared to 544 at September 30, 2011. The remaining increase was due to higher facilities expenses, software maintenance costs and other miscellaneous research and development costs which resulted from increased research and development activities to support the development of our new products.

Sales, General and Administrative Expenses

Sales, general and administrative expenses primarily include personnel costs, accounting and legal fees, information systems, sales commissions, trade shows, marketing programs, depreciation, allocated facilities expenses and stock-based compensation.

Total sales, general and administrative costs for the periods presented were:

	Three months ended September 30,		change	%	Nine months ended September 30,		change	%
	2012	2011			2012	2011
	(in thousands)				(in thousands)
Sales, general and administrative	$19,213	$11,599	$7,614	65.6%	$50,186	$46,056	$4,130	9.0%
Percent of total net revenue	31.5%	17.1%	14.3%		29.7%	22.7%	7.0%

Sales, general and administrative expenses increased by $7.6 million or 65.6% in the three months ended September 30, 2012 and $4.1 million or 9.0% in the nine months ended September 30, 2012, compared to the same periods in 2011. Excluding non-recurring credits of $4.4 million recognized in the first quarter of 2012 due to the receipt of proceeds from an escrow claim and $4.6 million credit recognized during the third quarter of 2011 due to the change in contingent earn-out liability related to the acquisition and the charge of $2.7 million loss on disposition of certain consumer product assets during the third quarter of 2012, total sales, general and administrative expenses increased by $321,000 or 2% and $1.3 million or 2% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increase was mainly due to the higher stock-based compensation and related taxes of $242,000 and $3.1 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 as a result of additional expense associated with the options and restricted unit grants and vesting acceleration of certain option grant. Outside services, which includes legal, audit and consulting fees increased by $214,000 for the three months ended September 30, 2012 and decreased by $1.9 million for the nine months ended September 30, 2012 compared to the same periods in 2011 mainly due to the timing of when the costs were incurred generally related to acquisition of businesses. Salaries and employee benefits decreased by $262,000 and $259,000 for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 mainly due to decreased headcount and lower cost incurred for retention and certain bonuses related to acquisition, which was partially or fully offset by severance and other related benefit cost to certain employees affected by a work-force reduction. Sales, general and administrative headcount decreased to 170 at September 30, 2012 from 186 at September 30, 2011.

Other income (expense), net. Other income (expense), net primarily includes interest expense associated with the installment payment of capital leases, foreign currency gains and losses, financing expenses and interest income on cash and cash equivalents.

	Three months ended September 30,		change	%	Nine months ended September 30,		change	%
	2012	2011			2012	2011
	(in thousands)				(in thousands)
Interest expense	$(11)	$(55)	$44	-80.0%	$(65)	$(191)	$126	-66.0%
Other, net	(720)	(53)	(667)	1,258.5%	(828)	(42)	(786)	1,871.4%

Total other income (expense), net	$(731)	$(108)	$(623)	576.9%	$(893)	$(233)	$(660)	283.3%

Other expense, net increased in the three and nine months ended September 30, 2012 compared to the same periods in 2011 mainly due to the loss of $835,000 attributable to portion of the loss of a variable interest entity of which the Company is the primary beneficiary (see Note 1 of notes to condensed consolidated financial statements and Item 5). The increase was partially offset by a higher foreign exchange gain as a result of balance sheet remeasurement and lower interest expense associated with installment payment of capitalized leases.

Benefit from Income Taxes. For the three and nine months ended September 30, 2012 and 2011, the tax benefit from income taxes was based on our estimated annual effective tax rate, plus any discrete items, in compliance with applicable guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the benefit from income taxes and the effective tax rates for the respective periods presented:

	Three months ended September 30,		change	%	Nine months ended September 30,		change	%
	2012	2011			2012	2011
	(in thousands)				(in thousands)
Income (loss) before income taxes	$(9,844)	$5,279	$(15,123)	-286.5%	$(38,887)	$7,977	$(46,864)	-587.5%
Benefit from income taxes	(1,719)	(752)	(967)	128.6%	(5,094)	(1,468)	(3,626)	247.0%
Effective tax rate	17.5%	-14.2%	31.7%		13.1%	-18.4%	31.4%

The benefit from income taxes for the three and nine months ended September 30, 2012 was primarily related to the year-to-date pre-tax losses and release of uncertain tax position reserves. The benefit from income taxes for the three and nine months ended September 30, 2012 was mainly attributable to a tax provision for federal, state and foreign income taxes reduced by a discrete tax benefit. The discrete benefit in the three and six months ended September 30, 2011 was solely related to increased federal research and development credits that resulted from the exercise of compensatory stock options. The federal research and development credits expired at the end of 2011 and the related tax benefit was not included in the 2012 tax analysis.

The difference between the provision for (benefit from) income taxes that would be derived by applying the statutory rate to our loss before tax and the benefit from income taxes actually recorded for the three and nine months ended September 30, 2012 was primarily attributable to the impact of the difference in foreign tax rates, non-deductible stock-based compensation charges and other non-deductible items. The difference between the provision for (benefit from) income taxes that would have been derived by applying the statutory rate to our net income before tax and the benefit from income taxes actually recorded for the three and nine months ended September 30, 2011 was primarily attributable to the impact of the differential in foreign tax rates, non-deductible stock-based compensation charges and the federal research and development credit benefits.

Our net deferred tax assets relate predominantly to the United States tax jurisdiction. The valuation allowance is determined in accordance with the provisions of income taxes which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. During the year ended December 31, 2010, we released our valuation allowance against the United States federal deferred tax assets because we believed that sufficient positive evidence existed from historical operations and future projections to conclude that it was more-likely-than-not to fully realize our federal deferred tax assets. In making this determination, we considered all available evidence, both positive and negative. Such evidence include, among others, our history of losses and profitability, jurisdictional income recognition trends, taxable income adjusted for certain extraordinary and other items, the impact of acquisitions, forecasted income by jurisdiction, and tax planning strategies. As of December 31, 2011 and September 30, 2012, we believe that it is more-likely-than-not that a valuation allowance is not required against our United States federal deferred tax assets. We continue to maintain a full valuation allowance against our California and Massachusetts net deferred tax assets, which was $12.8 million as of December 31, 2011, because the likelihood of the realization of those assets has not become more-likely-than-not.

We continue to monitor the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that our estimate will not be ultimately recoverable. Recovery is dependent on generating sufficient taxable income in the future. Although recovery is not assured, we believe that it is more-likely-than-not that we will ultimately recover the $34.1 million of net deferred tax assets recorded on our consolidated balance sheets as of December 31, 2011 (other than that for California and Massachusetts), even in light of the losses in recent quarters due to the expectation of returning to profitability in the immediately succeeding years. However, should there be a change in our ability to recover its deferred tax assets, the tax provision would increase in the period in which the likelihood of recovery was less than more-likely-than-not.

As of September 30, 2012 and December 31, 2011, we had unrecognized tax benefits for income taxes associated with uncertain tax positions of $11.0 million and $11.2 million, respectively. If all of these unrecognized tax benefits were recognized, $9.8 million would reduce our effective tax rate. We are not anticipating any significant changes in unrecognized tax benefits in the next 12 months.

Our major jurisdictions in which we are subject to income tax reporting requirements are the U.S. federal, the states of California and Massachusetts, Japan, India, China and Singapore. We believe we are compliant with all income tax return filing and payment requirements in the major jurisdictions. As of September 30, 2012, we were not aware of any on-going tax audits in the major jurisdictions.

Liquidity and Capital Resources

Following is a summary of our working capital and cash and cash equivalents as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012	As of December 31, 2011
	(in thousands)
Working capital	$107,049	$111,427
Cash and cash equivalents	$67,290	$63,225

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Nine months ended September 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$20,500	$29,062
Net cash used in investing activities	$(15,453)	$(43,816)
Net cash used in financing activities	$(982)	$(1,337)

Cash Flows from Operating Activities

Net cash flows from operating activities decreased by $8.6 million from $29.1 million in the nine months ended September 30, 2011 compared to $20.5 million in the nine months ended September 30, 2012. Net loss after adjustments of non-cash operating items was $15.7 million cash inflow in the nine months ended September 30, 2012 compared to net income after adjustments of non-cash operating items of $43.8 million cash inflow in the nine months ended September 30, 2011. The decrease resulted mainly from lower net revenue which generated lower income from operations. Changes in assets and liabilities generated net cash inflow of $4.8 million for the nine months ended September 30, 2012 compared to a net cash outflow of $14.7 million for the nine months ended September 30, 2011. The significant changes in assets and liabilities for the nine months ended September 30, 2012 were mainly due to higher accounts payable due to the timing of payments to vendors and higher deferred revenue due to the timing of the receipt of subscription licenses and professional services billings from customers. In addition, total accounts receivable decreased due to the timing of collections from the customers. Inventories increased mainly due to the timing of inventory build-up in anticipation for the expected future customer demands. The significant changes in assets and liabilities for the nine months ended September 30, 2011 were mainly due to higher accounts receivable as a result of higher net revenue and the timing of collection, which was partially offset by higher accounts payable as a result of timing of payments to vendors and higher inventory as a result of the timing of inventory build-up in anticipation for the expected future customer demands.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 was $15.5 million resulted mainly from the payments made to purchase property and equipment of $11.3 million and purchase of intangible assets of $4.2 million. Net cash used in investing activities for the nine months ended September 30, 2011 was $43.8 million resulted mainly from cash payments made for business acquisitions of $30.8 million, purchases of property and equipment of $7.2 million and intangible assets of $5.8 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2012 was $1.0 million which resulted mainly from principal payment of capital lease and technology license obligations of $7.6 million, partially offset by the proceeds from issuance of common stock upon exercise of options of $6.6 million. Net cash used in financing activities for the nine months ended September 30, 2011 was $1.3 million which resulted mainly from principal payment of capital lease and technology license obligations of $12.4 million, partially offset by the proceeds from issuance of common stock upon exercise of options of $11.1 million.

Capital Resources

Cash equivalents consist of an investment in a money market fund. As of September 30, 2012, we have not experienced any impairment charges due to such concentration of credit risk. We believe that our $67.3 million of cash and cash equivalents at September 30, 2012 and expected cash flows from operations will be sufficient to fund our projected operating requirements for at least twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of September 30, 2012, we believe our exposure related to the above indemnities at September 30, 2012 is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of September 30, 2012:

	Payments Due By Period
	Total	Remainder of 2012	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$18,908	$906	$9,119	$5,514	$3,369
Capital lease and technology license obligations	32,971	8,386	19,435	5,150	—

Total	$51,879	$9,292	$28,554	$10,664	$3,369

As of September 30, 2012, the liability for uncertain tax positions was $714,000. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

On October 26, 2012, we signed a secured convertible promissory note agreement to provide additional cash advance of $2.0 million to a an unrelated third party for a convertible note receivable. The payment was made on October 26, 2012.

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

Recent Accounting Pronouncements

Please refer to the recent accounting pronouncements listed in Note 1 of Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the nine months ended September 30, 2012, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on February  27, 2012.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were established in 2000. Our first quarter of profitability since then was the quarter ended September 30, 2007 and we remained profitable through the quarter ended September 30, 2008. We incurred a net loss for the year ended December 31, 2009 and became profitable from the quarter ended June 30, 2010 through the quarter ended September 30, 2011. We incurred a net loss for the quarter ended December 31, 2011 and for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012. As of September 30, 2012, our accumulated deficit was $75.3 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. Our revenue growth trends in prior periods may not be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur losses in the future.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 46.7% and 48.6% of our net revenues from our top five customers for the nine months ended September 30, 2012 and 2011, respectively. We received approximately 27% and 24% of our net revenue from Cisco for the nine months ended September 30, 2012 and 2011 respectively. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and in some cases the portion of our revenues attributable to certain customers may increase in the future. However, we may not be able to maintain or increase sales to certain of our top customers for a variety of reasons, including the following:

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

We have experienced significant growth in a short period of time. Our net revenues increased from approximately $7.4 million in 2004 to $259.2 million in 2011. For the nine months ended September 30, 2012, our net revenue was $169.1 million. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

Because of the wide price differences among our processors, the mix and types of performance capabilities of processors sold affect the average selling price of our products and have a substantial impact on our revenue. Generally, sales of higher performance products have higher gross margins than sales of lower performance products. We currently offer both higher and lower performance products in our NITROX, OCTEON, ECONA, NEURON, Celestial and PureVu product families. During 2008 and in the first two quarters of 2009, we experienced a sales mix shift towards increased sales of lower performance, lower margin products, which negatively affected our overall gross margins. In the third and fourth quarters of 2009, the product mix moved towards higher performance and higher margin products and the product mix was at about the same level throughout 2010 and 2011. In the first, second and third quarters of 2012, the product mix shifted slightly as we sold more of our lower performance products. If the sales mix shifts back to lower performance, lower margin products, our overall gross margins will be negatively affected. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and as a result can negatively impact our financial results.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. We have been issued 37 patents in the United States and 12 patents in foreign countries and have an additional 78 patent applications pending in the United States and 36 patent applications pending in foreign countries as of September 30, 2012. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

Our cash equivalents at September 30, 2012 consisted of an investment in a money market fund, which is invested primarily in United States treasury securities, bonds of government agencies, and corporate bonds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities, European sovereign debt and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of September 30, 2012, we had no direct holdings in these categories of investments and our indirect exposure to these financial instruments through our holdings in money market instruments was immaterial. As of September 30, 2012, we had no impairment charges associated with our cash equivalents relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

*We may incur impairments to goodwill or long-lived assets.

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

Any significant change in our future effective tax rates could adversely impact our consolidated financial position, results of operations and cash flows. Our future effective tax rates may be adversely affected by a number of factors including:

•	changes in tax laws in the countries in which we operate or the interpretation of such laws;

•	increase in expenses not deductible for tax purposes, including impairment of goodwill in connection with the acquisitions;

•	changes in share based compensation expense;

•	change in the mix of income among different taxing jurisdictions;

•	audit examinations with adverse outcomes;

•	changes in generally accepted accounting principles; and

•	our ability to use tax attributes such as research and development tax credits and net operating losses.

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

As of September 30, 2012, we assessed that it is more-likely-than-not that we will realize our federal deferred tax assets based on positive evidence of our history of profits and projections of future income. Accordingly, we only applied a valuation allowance on certain state deferred tax assets. In the event future income by jurisdiction is less than what is currently projected, we may be required to record a valuation allowance to these deferred tax assets in jurisdictions where realization of such assets is no longer more-likely-than-not. This would have adverse impact in our operating results (see Note 9 of Unaudited Condensed Consolidated Financial Statements).

Risks Related to our Common Stock

*The market price of our common stock may be volatile, which could cause the value of your investment to decline.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through September 30, 2012, our stock price has fluctuated from a low of $7.61 to a high of $47.60. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Subsequent to our third quarter earnings release included in our current report on Form 8-K dated October 29, 2012, we performed further analysis in the course of finalizing the condensed consolidated financial statements included in this Form 10-Q as of and for the three and nine months ended September 30, 2012, and concluded that it was appropriate to consolidate the accounts of the variable interest entity “VIE” in our condensed consolidated financial statements. We made certain changes in the condensed consolidated balance sheets as of September 30, 2012 and recognized a loss of $835,000 attributable to the VIE’s net loss in the other expense, net in the condensed consolidated statement of operations for the three and nine months ended September 30, 2012 included in this Form 10-Q as compared to the financial statements included in the earnings release.

Item 6. Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVIUM, INC.

Date: November 7, 2012	By:	/S/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer and Vice President of Finance and Administration and Secretary

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated January 25, 2011, between Cavium, Inc., and Wavesat, Inc. (1)

2.2	Asset Purchase Agreement, dated January 31, 2011, between Cavium, Inc., Cavium Networks Singapore Pte. Ltd., and Celestial Semiconductor, Ltd (2)

2.3	Supplemental Agreement relating to the Asset Purchase Agreement dated January 31, 2011 between Cavium, Inc., Cavium Networks Singapore Pte. Ltd., and Celestial Semiconductor, dated March 4, 2011 (3)

3.1	Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated Bylaws of the Registrant(5)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (6)

4.3	Shareholders Agreement by and between Cavium, Inc. and Celestial Semiconductor, dated March 4, 2011(7)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (001-33435), filed with the SEC on January 31, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (001-33435), filed with the SEC on February 3, 2011, and incorporated herein by reference.
(3)	Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (001-33435), filed with the SEC on March 9, 2011, and incorporated herein by reference.
(4)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (No. 001-33435), filed with the SEC on June 20, 2011, and incorporated herein by reference.
(5)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 13, 2007, as amended, and incorporated herein by reference.
(6)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 24, 2007, as amended, and incorporated herein by reference.

(7)	Filed as Exhibit 1.2 to the Registrant’s Current Report on Form 8-K (001-33435), filed with the SEC on March 9, 2011.
*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
**	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.