Form 10-K
period 2012-12-31
CAVIUM, INC.
filed 2013-02-28
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was approximately $1.4 billion, based on the number of shares held by non-affiliates of the registrant, and based on the reported last sale price of common stock on The NASDAQ Global Select Market for such date. Excludes an aggregate of 1,560,343 shares of common stock held by officers and directors as of June 30, 2012. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

Number of shares of common stock outstanding as of February 20, 2013: 51,123,679

CAVIUM, INC.

YEAR ENDED DECEMBER 31, 2012

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

Overview

We are a provider of highly integrated semiconductor processors that enable intelligent processing for networking, communications, storage, wireless, security, video and connected home and office applications. Our products allow customers to develop networking, wireless, storage and electronic equipment that are application-aware and content-aware and securely process voice, video and data traffic at high speeds. Our products also include a rich suite of embedded security protocols that enable unified threat management, or UTM, secure connectivity, network perimeter protection, Deep Packet Inspection, or DPI, network virtualization, broadband gateways, third generation/fourth generation or 3G/4G wireless infrastructure, storage systems, wireless High-Definition Multimedia Interface, or HDMI, cable replacement and embedded video applications. Our products are systems on a chip, or SoCs, which incorporate single or multiple processor cores, a highly integrated architecture and customizable software that is based on a broad range of standard operating systems. We focus our resources on the design, sales and marketing of our products, and outsource the manufacturing of our products.

We generate the majority of our net revenue from sales of our products to providers of networking equipment that sell into the enterprise network, data center, broadband and consumer, access and service provider markets. Our products are used in a broad array of networking equipment, including routers, switches, content-aware switches, UTM and other security appliances, application-aware gateways, voice/video/data, or triple-play, gateways, wireless local area network, or WLAN, and 3G/4G WiMax/Long Term Evolution, or LTE access, aggregation and gateway devices, storage networking equipment, servers and intelligent network interface cards, or NIC, Internet protocol, or IP, surveillance systems, digital video recorders, wireless HDMI cable replacement systems, video conferencing systems and connected home and office equipment such as wireless routers and broadband gateways. We have a broad portfolio of multi-core processors to deliver integrated and optimized hardware and software embedded solutions to the market. Our software and service revenue are mainly from the sale of software subscriptions of embedded Linux operating system, related development tools, application software stacks, support and professional services.

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

In the future, Internet delivery of video to the TV and mobile devices followed by cost effective, HD interactive video communications is expected to fuel the future growth of video traffic over the Internet. This growth of video over the network is driving many of our customers in the networking and communications space to acquire video technology, applications and expertise. To address the future needs of our customers we provide differentiated, low-latency video encoding technology.

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

In January 2011, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Wavesat Inc. This acquisition added multicore wireless digital system processing to our embedded processor product line. In March 2011, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Celestial Semiconductor, Ltd. With this acquisition, we have added capabilities to enable a processor family targeted for the large and growing market of converged media, gateway and wireless display applications.

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

Products

OCTEON®, OCTEON® PlusTM, OCTEON II®, OCTEON Fusion®, FusionStackTM, NITROX®, NEURONTM, CelestialTM , ECONA® , PureVu® and WiVuTM are trademarks or registered trademarks of Cavium, Inc.

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

Our OCTEON, OCTEON Plus, OCTEON II and OCTEON III Multi-core MIPS64 processor families provide integrated Layer 4 through 7 data and security processing (with additional capabilities at Layers 2 and 3) at line speeds from 100Mbps to 100Gbps. These software-compatible processors, with 1 to 48 cnMIPS cores on a single chip, integrate next-generation networking IOs along with advanced security, storage, and application hardware acceleration, offering programmability for the Layer 2 through Layer 7 processing requirements of intelligent networks. The OCTEON processors are targeted for use in a wide variety of original equipment manufacturer, or OEM, networking and storage equipment, including routers, switches, UTM appliances, content-aware switches, application-aware gateways, triple-play gateways, WLAN and 3G/4G access and aggregation devices, storage arrays, storage networking equipment, servers, and intelligent NICs. The OCTEON product family provides a broad range of product lines based upon the distinct performance, feature, and cost requirements of the target equipment. All OCTEON processors are software compatible and supported by industry-standard software tool chains and operating systems. Various product options are available within each OCTEON family to suit the specific needs of each individual application. OCTEON XL acceleration boards are also available, providing the ability to rapidly extend the performance and capabilities of existing appliance systems. OCTEON processors are available in multiple versions to address market specific requirements, including network services processors, application acceleration processors, storage services processors, secure communication processors and communication processors.

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

The NEURON search processor family targets a wide range of high performance, L2-L4 network search applications in enterprise and service provider infrastructure equipment. This family includes the NEURON search and NEURONMAX search product lines with support for both IPv4 and IPv6 rules and delivers 100 million to over 1.6 billion searches per second with guaranteed low latency. The NEURON search family delivers up to four times the capacity per chip enabling the replacement of four existing 40 Mbit TCAMs, while the NEURONMAX Search family enables virtually unlimited expansion at less than half the power consumption while dramatically slashing the cost, making them ideal for a wide range of enterprise, data center and wired/wireless service provider applications.

Our OCTEON Fusion family of products is a small cell “base station-on-a-chip” family specifically designed for LTE and 3G small cell base stations, including picocell and micro base stations. OCTEON Fusion processors combine OCTEON’s MIPS64 based multi-core architecture along with purpose-built baseband DSP cores, extensive LTE/3G hardware accelerators and digital front end functionality into a single chip, reducing the bill of materials cost and power envelope of small cell base stations. This product family consists of multiple SoCs that enable small cells ranging from 32 users to more than 300 users and up to dual 20MHz carriers, providing scalability. OCTEON Fusion is accompanied by FusionStack software, a comprehensive, interoperability tested, carrier-class L1 to L3 software suite for rapid time to market. OCTEON Fusion and FusionStack software have been developed in close partnership with a Tier-1 telecom equipment manufacturer, or TEM. OCTEON Fusion central processing units, or CPU, cores are fully compatible with OCTEON multi-core processors enabling telecom equipment manufacturers to seamlessly leverage our OCTEON-based macrocell L2-L7 software into lower cost, lower power and reduced footprint OCTEON Fusion-based small cell designs.

The Celestial family of processors is optimized for set-top boxes using high definition video broadcast formats. The Celestial family of processors uses high performance ARM CPUs with memory management units supporting DDR2 and DDR3 DRAM, programmable multi-stream transport de-multiplexers and digital content recording engines. The Celestial family also supports conditional access standards and digital rights management technology. The Celestial family enables highly differentiated products with advanced features such as H.264 and High Definition Motion JPEG video encoder. All of the Celestial product family includes Cavium’s WiVu wireless video distribution technology, which enables set-top box products to receive and stream video from a variety of mobile devices and consumer appliances such as smart phones, tablets, laptop and desktop PCs.

The PureVu CNW6XXX processors are Cavium’s most integrated and flexible media processor SoC for wireless display and media streaming applications. With a powerful ARM subsystem, 1080p multi-format video decoding capability, and offload engines for decryption and graphics, the CNW6XXX family is capable of supporting a wide range of protocols including Cavium’s WiVu, WiFi Alliances wireless display standard specification, Intel’s WiDi, and the popular media streaming standard, DLNA. The PureVu CNW5XXX family combines Cavium’s Super-Low-Latency (SLL) H.264 video processor, high performance NITROX security technology, and intelligent networking and packet processing capabilities in a fully integrated SoC.

In August 2012, we announced Project Thunder, which is a family of highly integrated, multi-core SoC processors that will incorporate highly optimized, full custom cores based on 64-bit ARMv8 instruction set architecture into SoC. Project Thunder provides a scalable family of 64-bit ARMv8 processors incorporated into a highly differentiated SoC architecture optimized for cloud and datacenter applications. The family of SoCs will integrate high-performance compute, networking, security, storage along with targeted workload application acceleration and high-speed industry standard IOs. Project Thunder products are still in the development stage and a production release schedule has not yet been established.

The MontaVista software products include embedded Linux operating systems, support, development tools and professional services. We offer customized professional services that help our customers build feature rich products using our processor and Linux expertise. The MontaVista Linux Carrier Grade Edition 6.0, CGE 6.0, is a multicore resource management architecture that will allow multiple embedded technologies to run side-by-side in a virtualized environment. The MontaVista virtualization platform is based entirely on Linux and includes Linux Containers and KVM virtualization as a RTOS-like Bare Metal Engine, BME, and implementation. MontaVista Software continues to implement and support CGE 6.0 across multiple architectures and semiconductor platforms.

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

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. Cisco Systems, Inc. accounted for 24% of our net revenue in 2012. No other customer accounted for more than 10% of our net revenue in 2012. For information regarding our revenue from external customers, net income (loss) and total assets, see our Consolidated Financial Statements in Item 8 of this Annual Report.

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

Integrated Circuit Fabrication. Our integrated circuits are fabricated using complementary metal-oxide semiconductor processes, which provide greater flexibility to engage independent foundries to manufacture our integrated circuits. By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facility, which would not be feasible for a company at our stage of development. We currently outsource a substantial percentage of our integrated circuit manufacturing to Taiwan Semiconductor Manufacturing Company, or TSMC, with the remaining manufacturing outsourced to Samsung Electronics, or Samsung, and Fujitsu Microelectronics, or Fujitsu. We work closely with TSMC, Samsung and Fujitsu to forecast on a monthly basis our manufacturing capacity requirements. Our integrated circuits are currently fabricated in several advanced, sub-micron manufacturing processes. Because finer manufacturing processes lead to enhanced performance, smaller size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technology to reduce cost and improve performance.

Assembly and Test. Our products are shipped from our third-party foundries to third-party assembly and test facilities where they are assembled into finished integrated circuit packages and tested. We outsource all product packaging and substantially all testing requirements for these products to several assembly and test subcontractors, including ASE Electronics in Taiwan, Malaysia and Singapore, as well as ISE Labs, Inc., in the United States. Our products are designed to use standard packages and to be tested with widely available test equipment.

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

Research and Development

We believe that our future success depends on our ability to introduce enhancements to our existing products and to develop new products for both existing and new markets. Our research and development efforts are directed largely to the development of additional high-performance multi-core microprocessor semiconductors. We are also focused on incorporating functions currently provided by stand-alone semiconductors into our products. We have assembled a team of highly skilled semiconductor and embedded software design engineers who have strong design expertise in high performance multi-core microprocessor design, along with embedded software, security and networking expertise. Our engineering design teams are located in San Jose, California, Marlborough, Massachusetts, Beijing, China, and Hyderabad, Chennai and Bangalore, India. As of December 31, 2012, we had 528 employees (excluding 28 employees from a variable interest entity) in our research and development group. Our research and development expenses were $109.9 million, $92.2 million and $60.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Business Combinations

In August 2008, we acquired substantially all of the assets of Star Semiconductor Corporation (“Star”) for a purchase price of approximately $9.6 million. With the acquisition of Star, we added the Star ARM-based processors to our portfolio to address connected home and office applications and introduced our ECONA line of dual-core ARM processors that address a large variety of connected home and office applications.

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

In October 2010, we acquired Celestial Systems, Inc. for aggregate cash consideration of $4.4 million. In addition, we paid the full earn-out of $1.5 million in cash upon the achievement of certain milestones as set forth in the asset purchase agreement. With the acquisition of Celestial Systems, we gained critical mass in delivering key technologies and services such as digital media product development and android commercialization and support.

In January 2011, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Wavesat Inc. for aggregate cash consideration of $10.5 million. This acquisition added multicore wireless digital system processing to our embedded processor product line.

In March 2011, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Celestial Semiconductor, Ltd. Under the terms of the asset purchase agreement and related supplemental agreement, we paid approximately $20.3 million in total cash consideration and issued 806,265 shares of our common stock. With the acquisition of Celestial Semiconductor, we have added capabilities to enable a processor family targeted for the large and growing market of converged media, gateway and wireless display applications.

For more detailed discussions on our most recent acquisitions, see Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, incorporated herein by reference.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections.

As of December 31, 2012, we had 39 issued and 73 pending patent applications in the United States, and 19 issued and 38 pending foreign patent applications. The issued patents in the United States expire in the years beginning in 2022 through 2031. The issued foreign patents expire in the years beginning in 2018 through 2026. Our issued patents and pending patent applications relate to security processors, multi-core microprocessor processing and other processing concepts. We focus our patent efforts in the United States, and, when justified by cost and strategic importance, we file corresponding foreign patent applications in strategic jurisdictions within Asia and Europe. Our patent strategy is designed to provide a balance between the need for coverage in our strategic markets and the need to maintain costs at a reasonable level. We believe our issued patents and patent applications, to the extent the applications are issued, may be used defensively by us in the event of future intellectual property claims. All of our issued and pending patent applications are related to our semiconductor products reporting unit.

In addition to our own intellectual property, we also rely on third-party technologies for the development of our products. We license certain technology from MIPS Technologies, Inc. and ARM Holdings PLC, pursuant to license agreements wherein we were granted a non-exclusive, worldwide license to MIPS and ARM microprocessor core technologies to develop, implement and use in our products.

We obtained a registration for our OCTEON, NITROX, PureVu and ECONA trademark in the United States. We also have a license from MIPS Technologies, Inc. to use cnMIPS and from ARM Holdings PLC to use ARM trademarks.

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

In the networking, wireless, storage and connected home and office markets we consider our primary competitors to be other companies that provide embedded processor products to the market, including Broadcom Corporation, Freescale Semiconductor, Inc., Intel Corporation and Marvell Technology Group Ltd. Most of these competitors offer products that differ in functionality and processing speeds and address some or all of our four target end markets. In the video capture, process and display market we consider our competition to be companies that provide video encode and decode solutions, including Broadcom, and Realtek Semiconductor Corp. In the cloud and datacenter markets we consider our competition to be Applied Micro Circuits Corporation and Calxeda Inc.

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

Backlog

Sales of our products are generally made pursuant to purchase orders. We typically include in backlog only those customer orders for which we have accepted purchase orders and which we expect to ship within the next 12 months. Since orders constituting our current backlog are subject to changes in delivery schedules or cancellation with limited or no penalties, we believe that the amount of our backlog is not necessarily an accurate indication of our future revenues.

Geographic and other Financial Information

For geographic financial information and financial information regarding our financial segments, see “Note 11. Segment and Geographical Information” in Item 8 of this Annual Report, which is incorporated herein by reference. For information regarding our revenue from external customers, net income (loss) and total assets, see our Consolidated Financial Statements in Item 8 of this Annual Report.

For risks attendant to our foreign operations, see the risks set forth in Item 1A below, including “Some of our operations and a significant portion of our customers and contract manufacturers are located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability,” “We are subject to governmental export and import controls that may adversely affect our business,” and “Our failure to protect our intellectual property rights adequately could impair our ability to compete effectively or to defend ourselves from litigation, which could harm our business, financial condition and results of operations.”

Revenue by Reportable Segment

Revenue derived from our semiconductor segment amounted to $207.2 million, $218.9 million and $175.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Revenue derived from licensing software and providing software maintenance, support and training amounted to $14.4 million, $19.5 million and $20.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Revenue from professional service arrangements amounted to $13.8 million, $20.7 million and $11.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Employees

As of December 31, 2012, we had 831 regular employees located in the United States, India and other countries in Asia and Europe, which was comprised of: 136 employees in manufacturing and direct service operations, 528 in engineering, research and development, and 167 in sales, marketing and administrative. None of our employees is represented by a labor union and we consider current employee relations to be good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of February 20, 2013:

Syed B. Ali	54	President, Chief Executive Officer, Director and Chairman of the Board of Directors
Arthur D. Chadwick	56	Vice President of Finance and Administration, Chief Financial Officer and Secretary
Anil Jain	56	Corporate Vice President, IC Engineering
Vincent P. Pangrazio	49	Senior Vice President and General Counsel

Syed B. Ali is one of our founders and has served as our President, Chief Executive Officer and Chairman of the Board of Directors since the inception of Cavium in 2000. From 1998 to 2000, Mr. Ali was Vice President of Marketing and Sales at Malleable Technologies, a communication chip company of which he was a founding management team member. Malleable Technologies was acquired by PMC Sierra, Inc., a communication IC company in 2000. From 1994 to 1998, Mr. Ali was an Executive Director at Samsung Electronics. Prior to that, he had various positions at Wafer Scale Integration, a division of SGS-Thompson, Tandem Computer, and American Microsystems. He received a BE (Electrical Engineering) from Osmania University, in Hyderabad, India and an MSE from the University of Michigan.

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

Anil K. Jain has served as our Corporate Vice President of IC Engineering since January 2001, and is a founding management team member. Prior to joining us, from 1998 to 2000 he was at Compaq Computer, a computer manufacturer. From 1980 to 1998, Mr. Jain served at Digital Equipment Corporation, or DEC, as Senior Consulting Engineer when DEC was acquired by Compaq Computer. He received a BS degree in Electrical Engineering from Punjab Engineering College in Chandigarh, India, and an MSEE from the University of Cincinnati.

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

Risks Related to Our Business and Industry

We have sustained loses in our last five quarters, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.

We incurred a net loss for the quarter ended December 31, 2011, and for each of the quarters since then. As of December 31, 2012, our accumulated deficit was $154.1 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. As a public company, we also incur significant legal, accounting and other expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that may require additional expenditures. As a result of these expenditures, we may need to generate substantially increased revenue to achieve profitability. Our revenue growth trend in 2012 may not be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur losses in the future.

We expect our operating results to fluctuate, which could adversely affect the price of our common stock.

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

•	the forecasting, scheduling, rescheduling or cancellation of orders by our customers;

•	the timing of our new product introductions;

•	our dependence on a few significant customers, which may vary the size of their orders;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, and with the experience and capabilities that we need;

•	our ability to successfully define, design and release new products in a timely manner that meet our customers’ needs;

•	changes in manufacturing costs, including wafer, test and assembly costs, mask costs, manufacturing yields and product quality and reliability;

•	the timing and availability of adequate manufacturing capacity from our manufacturing suppliers;

•	the timing of announcements by our competitors or us;

•	future accounting pronouncements and changes in accounting policies;

•	volatility in our stock price, which may lead to higher stock compensation expenses;

•	general economic and political conditions in the countries in which we operate or our products are sold or used;

•	costs associated with litigation, especially related to intellectual property; and

•	productivity and growth of our sales and marketing force.

Unfavorable changes in any of the above factors, most of which are beyond our control, could significantly harm our business and results of operations, and therefore our stock price.

We may have difficulty accurately predicting our future revenues for the purpose of appropriately budgeting and adjusting our expenses, which could adversely affect our operating results.

The dynamic and rapidly evolving market in which we sell our products, our dependence on a limited number of customers, as well as numerous other factors beyond our control, including general market conditions, impede our ability to forecast quarterly and annual revenues accurately. As a result, we could experience budgeting and cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which could make it difficult for us to attain and maintain profitability and could increase the volatility of the market price of our common stock.

We face intense competition and expect competition to increase in the future, which could reduce our revenues, gross margin and/or customer base.

The market for our products is highly competitive and we expect competition to intensify in the future. This competition could make it more difficult for us to sell our products, and result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share or expected market share, any of which would likely seriously harm our business, operating results and financial condition. For instance, semiconductor products have a history of declining prices as the cost of production is reduced. However, if market prices decrease faster than product costs, gross and operating margins can be adversely affected. Currently, we face competition from a number of established companies, including Broadcom Corporation, Freescale Semiconductor, Inc., Intel Corporation and Marvell Technology Group Ltd. In addition, in the video capture, process and display market segments we consider our competition to be companies that provide video encode and decode solutions, including Broadcom and Realtek Semiconductor Corp.

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

We expect increased competition from other established and emerging companies both domestically and internationally. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties. If so, new competitors or alliances that include our competitors may emerge that could acquire significant market share. In the future, further development by our competitors, and development by our potential competitors, could cause our products to become obsolete. Our ability to compete depends on a number of factors, including:

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

We generally do not obtain firm, long-term purchase commitments from our customers. Because production lead times often exceed the amount of time required to fulfill orders, we often must build in advance of orders, relying on an imperfect demand forecast to project volumes and product mix. Our demand forecast accuracy can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, adverse changes in our product order mix and demand for our customers’ products. Even after an order is received, our customers may cancel these orders or request a decrease in production quantities. Any such cancellation or decrease subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory which we may be unable to sell to other customers. Alternatively, if we project customer requirements to be less than the demand that materializes, we may not build enough products, which could lead to delays in product shipments and lost sales opportunities in the near term, as well as force our customers to identify alternative sources, which could affect our ongoing relationships with these customers. In the past, we have had customers dramatically increase their requested production quantities with little or no advance notice. Either underestimating or overestimating demand could lead to insufficient, excess or obsolete inventory, which could harm our operating results, cash flow and financial condition, as well as our relationships with our customers.

Adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our operating results.

As our business has grown to both customers located in the United States as well as customers located outside of the United States, we have become increasingly subject to the risks arising from adverse changes in both the domestic and global economic and political conditions. If economic growth in the United States and other countries’ economies continues to slow, the demand for our customer’s products could decline, which would then decrease demand for our products. Furthermore, if economic conditions in the countries into which our customers sell their products continue to deteriorate, some of our customers may decide to postpone or delay some of their development programs, which would then delay their need to purchase our products. This could result in a reduction in sales of our products or in a reduction in the growth of our product sales. Any of these events would likely harm investors’ view of our business, financial condition, and results of operations.

We receive a substantial portion of our revenues from a limited number of customers, and the loss of, or a significant reduction in, orders from one or a few of our major customers would adversely affect our operations and financial condition.

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 47%, 49% and 41% of our net revenues from our top five customers for the years ended December 31, 2012, 2011, and 2010, respectively. We received approximately 24%, 24% and 22% of our net revenue from Cisco for the years ended December 31, 2012, 2011 and 2010, respectively. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and that the portion of our revenues attributable to some of these customers may increase in the future. However, we may not be able to maintain or increase sales to some of our top customers for a variety of reasons, including the following:

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

In the past, we have relied in significant part on our relationships with customers that are technology leaders in our target markets. We intend to continue expanding these relationships and forming new relationships but we cannot assure you that we will be able to do so. These relationships often require us to develop new products that may involve significant technological challenges. Our customers frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may need to devote a substantial amount of our resources to our relationships, which could detract from or delay our completion of other important development projects. Delays in development could impair our relationships with our other large customers and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own product or adopt a competitor’s solution for products that they currently buy from us. If that happens, our sales would decline and our business, financial condition and results of operations could be materially and adversely affected.

In addition, our relationships with some customers may also deter other potential customers who compete with these customers from buying our products. To attract new customers or retain existing customers, we may offer some customers favorable prices on our products. In that event, our average selling prices and gross margins would decline. The loss of a key customer, a reduction in sales to any key customer or our inability to attract new significant customers could seriously impact our revenue and materially and adversely affect our business, financial condition, and results of operations.

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

If we fail to introduce new products that meet the demand of our customers or penetrate new markets in which we expend significant resources, our revenues will likely decrease over time and our financial condition could suffer. Additionally, if we concentrate resources on a new market that does not prove profitable or sustainable, our financial condition could decline.

Fluctuations in the mix of products sold may adversely affect our financial results.

Because of the wide price differences among our processors, the mix and types of performance capabilities of processors sold affect the average selling price of our products and have a substantial impact on our revenue. Generally, sales of higher performance products have higher gross margins than sales of lower performance products. We currently offer both higher and lower performance products in our NITROX, OCTEON, ECONA, NEURON, Celestial and PureVu product families. The product mix was relatively constant throughout 2010 and 2011; however, in 2012, the product mix shifted slightly towards the sale of our lower performance products. If the sales mix shifts towards lower performance, lower margin products, our overall gross margins will be negatively affected. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and as a result can negatively impact our financial results.

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

We rely on our customers to design our products into their systems, and the nature of the design process requires us to incur expenses prior to customer commitments to use our products or recognizing revenues associated with those expenses which may adversely affect our financial results.

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

If we do not manage the risks associated with our large professional service contracts properly, our revenue and customer base could be adversely affected.

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

Our subscription-based license revenues depend both upon our ability to successfully negotiate license agreements with our customers and, in turn, upon our customers’ successful commercialization of their underlying products. As our open source business grows, we may not be able to rely on receiving per unit fees from our customers. For our open source business, we may instead need to rely on other fees to compensate for the subscription-based license fees that we have traditionally received for our proprietary products. Also, we derive significant revenues from customers that develop products in highly competitive and technologically complex markets such as the internet infrastructure, server and storage, digital consumer, aerospace and defense, industrial control, medical equipment, gaming, and office automation. If these customers sell fewer products or otherwise face significant economic difficulties, particularly in the current global economic recession, our software and license revenues may decline.

In the event one of our distributor arrangements terminates, it could lead to a loss of revenues and possible product returns.

A portion of our sales is made through third-party distribution agreements. Termination of a distributor relationship, either by us or by the distributor, could result in a temporary loss of revenues until a replacement distributor can be established to service the affected end-user customers, or a permanent loss of revenues if no replacement can be established. We may not be successful in finding suitable alternative distributors on satisfactory terms or at all and this could adversely affect our ability to sell in some locations or to some end-user customers. Additionally, if we terminate our relationship with a distributor, we may be obligated to repurchase unsold products. We record a reserve for estimated returns and price credits. If actual returns and credits exceed our estimates, our operating results could be harmed.

We rely on our ecosystem partners to enhance our product offerings and our inability to continue to develop or maintain these relationships in the future would harm our ability to remain competitive.

We have developed relationships with third parties, which we refer to as ecosystem partners, which provide operating systems, tool support, reference designs and other services designed for specific uses with our SoCs. We believe that these relationships enhance our customers’ ability to get their products to market quickly. If we are unable to continue to develop or maintain these relationships, we may not be able to enhance our customers’ ability to commercialize their products in a timely fashion and our ability to remain competitive would be harmed, which would negatively impact our ability to generate revenue and our operating results.

The loss of any of our key personnel could seriously harm our business, and our failure to attract or retain specialized technical, management or sales and marketing talent could impair our ability to grow our business.

We believe our future success will depend in large part upon our ability to attract, retain and motivate highly skilled managerial, engineering, sales and marketing personnel. The loss of any key employees or the inability to attract, retain or motivate qualified personnel, including engineers and sales and marketing personnel could delay the development and introduction of, and harm our ability to sell our products which would materially and adversely affect our business, financial condition and results of operations. For instance, if any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity during the search for and while any successor is integrated into our business and operations.

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

We rely on stock-based awards as one means for recruiting, motivating and retaining highly skilled talent. If the value of the stock awards does not appreciate as measured by the performance of the price of our common stock or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our business, financial condition and results of operations.

Some of our operations and a significant portion of our customers and contract manufacturers are located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability.

We have international sales offices and research and development facilities and we conduct, and expect to continue to conduct, a significant amount of our business with companies located outside the United States, particularly in Asia and Europe. Even customers based in the United States often use contract manufacturers based in Asia to manufacture their systems, and it is the contract manufacturers that purchase products directly from us. As a result of our international focus, we face numerous challenges, including:

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

We and our customers are subject to various import and export laws and regulations. Government export regulations apply to the encryption or other features contained in some of our products. Although our processes and procedures are designed to maintain compliance, we cannot assure you that we have been or will be at all times in complete compliance with these laws and regulations. If we fail to receive licenses or otherwise comply with these regulations, we may be unable to manufacture the affected products at foreign foundries or ship these products to some customers, or we may incur penalties or fines and civil and criminal liabilities or other sanctions. In addition, changes in import or export laws and regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products or cause decreased use of our products by customers with international operations, each of which would adversely affect our business and results of operations.

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Securities and Exchange Commission has adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

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

In addition, a significant portion of our sales are to customers that practice just-in-time order management from their suppliers, which gives us a very limited amount of time in which to process and complete these orders. As a result, delays in our production or shipping by the parties to whom we outsource these functions could reduce our sales, damage our customer relationships and damage our reputation in the marketplace, any of which could harm our business, financial condition and results of operations.

Our products are manufactured at a limited number of locations and if we experience manufacturing problems at a particular location, we could experience a delay in obtaining our manufactured products, which could harm our business and reputation.

Although we use several independent foundries to manufacture substantially all of our semiconductor products, most of our components are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components from other sources. Converting or transferring manufacturing from a primary location or supplier to a backup fabrication facility could be expensive and could take one to two quarters. During such a transition, we would be required to meet customer demand from our then-existing inventory, as well as any partially finished goods that can be modified to the required product specifications. We do not seek to maintain sufficient inventory to address a lengthy transition period because we believe it is uneconomical to keep more than minimal inventory on hand. As a result, we may not be able to meet customer needs during such a transition, which could delay shipments, cause a production delay or stoppage for our customers, result in a decline in our sales and damage our customer relationships. We cannot assure you that any of our existing or new foundries will be able to produce integrated circuits with acceptable manufacturing yields, or that our foundries will be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices. These and other related factors could impair our ability to meet our customers’ needs and have a material and adverse effect on our operating results.

If we experience delays or loss of manufacturing availability when demand is high, we would experience a delay in obtaining our manufactured products, which could harm our business and reputation.

We have no long-term supply contracts with the foundries with which we work. Availability of foundry capacity has in the recent past been reduced due to strong demand. The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Foundry capacity may not be available when we need it or at reasonable prices which could cause us to be unable to meet customer needs, delay shipments, because a production delay or stoppage for our customers, result in a decline in our sales and harm our financial results. Further, some of our competitors may be better financed than we are, may have long-term agreements with our main foundries and may induce our foundries to reallocate capacity to those customers. This reallocation could impair our ability to secure the supply of components that we need.

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

The semiconductor business experiences ongoing competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our products, whether by adverse purchase price variances or adverse manufacturing cost variances, may not be able to be passed on to our customers and we may experience reduced gross margins and operating profit. We do not have any long-term supply agreements with our manufacturing suppliers and we typically negotiate pricing on a purchase order by purchase order basis. Consequently, we may not be able to obtain price reductions or anticipate or prevent future price increases from our suppliers.

Our failure to protect our intellectual property rights adequately could impair our ability to compete effectively or to defend ourselves from litigation, which could harm our business, financial condition and results of operations.

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. The failure of our patents and other intellectual property protections to adequately protect our technology might make it easier for our competitors to offer similar products or technologies, which would harm our business. We have been issued 39 patents in the United States and 19 patents in foreign countries and have an additional 73 patent applications pending in the United States and 38 patent applications pending in foreign countries as of December 31, 2012. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

Our failure to effectively protect our intellectual property could reduce the value of our technology in licensing arrangements or in cross-licensing negotiations, and could harm our business, financial condition, and results of operations. We may in the future need to initiate infringement claims or litigation to defend or enforce our intellectual property rights. Litigation, whether we are a plaintiff or a defendant, can be expensive, time consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, whether or not such litigation results in a determination favorable to us.

A breach of our security systems may have a material adverse effect on our business.

Our security systems are designed to maintain the physical security of our facilities and protect our customers’, suppliers’ and employees’ confidential information. However, we are also dependent on a number of third-party “cloud-based” service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and some finance functions, and we are, of necessity, dependent on the security systems of these providers. Accidental or willful security breaches or other unauthorized access by third parties to our facilities, our information systems or the systems of our cloud-based service providers or the existence of computer viruses in our or their data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information. Any theft or misuse of this information could result in, among other things, unfavorable publicity, damage to our reputation, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of this information, any of which could have a material adverse effect on our business, profitability and financial condition. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

Assertions by third parties of infringement by us of their intellectual property rights could result in significant costs and cause our operating results to suffer.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. From time to time we receive communications that allege we have infringed specified patents, trade secrets or other intellectual property rights owned by others. Any of these allegations, regardless of merit, could cause us to incur significant costs in responding to, defending and resolving these allegations. Any lawsuits resulting from these allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling products or using technology that contain the allegedly infringing intellectual property;

•	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others;

•	incur significant legal expenses;

•	pay substantial damages to a third-party if we are found to be infringing;

•	redesign those products that contain the allegedly infringing intellectual property; or

•	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.

Any significant impairment of our intellectual property rights from any litigation we face could harm our business and our ability to compete.

Our customers have in the past and may in the future also become the target of allegations of infringement or litigation relating to the patent and other intellectual property rights of others. This could trigger technical support and indemnification obligations in some of our licenses or customer agreements. These obligations could result in substantial expenses, including the payment by us of costs and damages relating to claims of intellectual property infringement. In addition to the time and expense required for us to provide support or indemnification to our customers, litigation could disrupt the businesses of our customers, which in turn could hurt our relationships with our customers and cause the sale of our products to decrease. We cannot assure you that claims for indemnification will not be made or that if made, the claims would not have a material adverse effect on our business, operating results or financial conditions.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our independent registered public accounting firm to evaluate and assess the effectiveness of our internal control over financial reporting. These Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. In the future, we may discover areas of our internal controls that need improvement. If our independent registered public accounting firm or we discover a material weakness, the disclosure of that fact, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our rapid growth in recent years, including through numerous acquisitions. and our possible future expansion through acquisitions, present challenges to maintain the internal control and disclosure control standards applicable to public companies. If we fail to maintain effective internal controls, we could be subject to regulatory scrutiny and sanctions and investors could lose confidence in the accuracy and completeness of our financial reports.

Our acquisition, disposition and investment strategies may result in unanticipated accounting charges or otherwise adversely affect our business, financial condition and results of operations.

Since May 2008, we have acquired two companies and acquired assets of, and assumed liabilities of, five other companies. During 2012, we made advances to a third-party company, which was considered a variable interest entity, for convertible notes receivable. We expect that we will in the future continue to acquire companies or assets of companies or invest in third-party companies that we believe to be complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market or application skills or enhancing and expanding our existing product lines. In connection with any such future acquisitions or investments, we may need to use a significant portion of our available cash, issue additional equity securities that would dilute current stockholders’ percentage ownership and incur substantial debt or contingent liabilities. These actions could adversely impact our operating results and the market price of our common stock. In addition, acquisitions of companies exposes us to risks, including:

•	difficulties may occur in assimilating and integrating the operations, personnel, technologies, and products of acquired companies or businesses;

•	key personnel of an acquired company may decide not to work for us;

•	to the extent we acquire a company with existing products; those products may have lower gross margins than our customary products, which could adversely affect our gross margin and operating results;

•

if an acquired company also has inventory that we assume, we will be required to write up the carrying value of that inventory to fair value, and when that inventory is sold, the gross margins for those products will be reduced and our gross margins for that period would be negatively affected; and

•

the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of the acquired businesses, in which case we would be required to record material amounts of goodwill, and acquired in-process research and development charges and other intangible assets, which could result in significant impairment and acquired in-process research and development charges and amortization expense in future periods, which charges, in addition to the results of operations of the acquired businesses and potential restructuring costs associated with an acquisition, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any acquisitions might have on our operating or financial results.

We rely on third-party technologies for the development of our products and our inability to use these technologies in the future would harm our ability to remain competitive.

We rely on third parties for technologies that are integrated into our products, such as wafer fabrication and assembly and test technologies used by our contract manufacturers, as well as licensed MIPS and ARM architecture technologies. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner and our ability to remain competitive would be harmed, which could harm our business, financial condition and results of operations. In addition, if we are unable to successfully license technology from third parties to develop future products, we may not be able to develop such products in a timely manner or at all.

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

The majority of our open source software products are licensed from third parties under the General Public License, or GPL, and similar open source licenses. There remains some significant confusion among our customers about the scope of their obligations and rights with respect to using and distributing Linux-based products. One element of this confusion is whether the GPL and other open source licenses require customers to (i) make all of the source code for their products available to the public, and/or (ii) license all of the code underlying such products under an open source license. There is little or no legal precedent for interpreting the terms of the GPL and similar open source licenses, including the determination of which types of programs or products would be considered derived works and thus potentially subject to the terms of such open source licenses. If this confusion remains, increases or is prolonged by litigation, the market for Linux-based products may disappear, fail to further develop or fail to develop at a rate sufficient to sustain our open source business.

Our open source business depends on Linux developers to continue to improve Linux and Linux-based applications that are incorporated into our open source products.

Our ability to release major upgrades of MontaVista Linux is largely dependent upon the release of new versions of the Linux kernel. The Linux kernel is the heart of the Linux system software. Linus Torvalds and a small group of engineers are primarily responsible for the development, evolution and maintenance of the Linux kernel. In addition, other individuals and small groups of developers are largely responsible for Linux programs tailored to specific tasks or computer architectures. If Mr. Torvalds or other key developers fail to further develop the Linux kernel or other programs on which we rely, we will need to either develop them ourselves or rely on another party for development. This development effort could be costly and time consuming, and could delay or entirely prevent our open source product release and upgrade schedule.

We may be unsuccessful in marketing our open source products because we encounter widespread negative perceptions about Linux and open source software in general.

Some people still incorrectly believe that anyone who writes a software program that runs on Linux will necessarily need to publicly disclose the source code for that software. If a potential customer believes their source code will need to be made public if they use our open source product, they may be less likely to purchase our open source product. We devote substantial time and attention helping potential customers understands the legal implications of using our open source products, including that fact that in most instances, applications developed to run on Linux may be distributed under a proprietary license. In many cases, we are required to address these issues at different levels across an organization (such as at the engineering, managerial and executive levels), which can be very time consuming. We are sometimes unsuccessful at convincing a potential customer that using Linux-based system software will not have negative consequences for that customer. Furthermore, many potential customers believe that they should not be required to pay for our open source products, since our open-source products are based on open source (also sometimes called “free”) software. They believe that open source products are all publicly available at no charge. There is also the misconception that distributors of Linux software cannot offer warranties or indemnifications with respect to Linux software. Each of these customers’ fears or misperceptions could cause us to lose potential orders or cause our customers to delay purchase decisions, which could significantly lengthen our sales cycle. These misperceptions could cause the market for Linux-based products to disappear, fail to further develop, or fail to develop at a rate sufficient to sustain our open source business.

Our open source software may contain errors or defects that could delay introduction of new products, result in costly remedial expenditures or cause disputes with customers.

Most of the open source software that we sell and distribute is developed by third parties with whom we have no business relationship, including thousands of individual software programmers. To successfully release our open source products, we must assemble and test software developed by thousands of disparate sources. Despite our efforts, errors have been and may continue to be found in our open source products. If errors are discovered, we may not be able to successfully correct them in a timely manner or at all. Errors and failures in our open source products could result in a loss of, or delay in, market acceptance of our open-source products and could damage our reputation and our ability to convince commercial users of the benefits of Linux-based systems software and other open source software products. In addition, we may need to make significant expenditures of capital resources to reduce errors and failures.

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

In addition to competitors in the business of distributing a commercial Linux-based operating system, we face competition from some hardware companies who offer Linux-based operating systems and related software components at little or no charge. We also face competition from Linux-based software distributions provided by new and emerging consortiums and software stacks such as Meego, Linaro, Moblin and Android. And because, apart from such hardware vendors and consortiums, there is a large Linux code base generally available at no charge, certain customers or potential customers have made, and will continue to make, efforts to develop their own Linux-based operating system without purchasing or otherwise obtaining it from a third-party vendor. To the extent that the quality and availability of non-commercial Linux-based operating system software continues to improve, it could have a material adverse effect on our ability to sell open source software.

Our third-party contractors are concentrated primarily in Asia, an area subject to earthquake and other risks. Any disruption to the operations of these contractors could cause significant delays in the production or shipment of our products.

Substantially all of our products are manufactured by third-party contractors located in Taiwan and to a lesser extent manufactured by third-party contractors located in Japan, Malaysia and Korea. The risk of an earthquake in any of those countries or elsewhere in Asia is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. For example, several major earthquakes have occurred in Taiwan and Japan since our incorporation in 2000, the most recent being the major earthquake and tsunami that occurred in March 2011 in Japan. Although our third-party contractors did not suffer any significant damage as a result of these most recent earthquakes, the occurrence of additional earthquakes, other natural disasters or other events causing closures could result in the disruption of our foundry or assembly and test capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, if at all.

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

We believe our existing cash and cash equivalent balances and cash expected to be generated from our operations will be sufficient to meet our working capital, capital expenditures and other needs for at least the next 12 months. In the future, we may seek to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities to raise additional funds, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could harm our business, operating results and financial condition.

We may incur impairments to goodwill or long-lived assets.

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. During the year ended December 31, 2012, we recorded goodwill and intangible asset impairment charges of $27.7 million and $5.6 million, respectively. See Note 6 of Notes to Consolidated Financial Statements for detailed discussions.

Significant negative industry or economic trends, including a significant decline in the market price of our common stock, reduced estimates of future cash flows for our reporting units or disruptions to our business could lead to an impairment charge of our long-lived assets, including goodwill and other intangible assets.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. If our actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from results. Additionally, if our analysis results in impairment to our goodwill, we may be required to record a charge to earnings in our financial statements during a period in which such impairment is determined to exist, which may negatively impact our business, financial condition and results of operations.

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

As a global company, we are subject to taxation in the United States and various other countries and states. Significant judgment is required to determine and estimate worldwide tax liabilities. We may further expand our international operations and staff to better support our international markets. As a result, we anticipate that our consolidated pre-tax income will be subject to tax at relatively lower tax rates when compared to the United States federal statutory tax rate. Further, because we have established valuation allowance against our deferred tax assets in the United States, combined with lower foreign tax rates, our effective income tax rate is expected to be lower than the United States federal statutory rate. Our future effective income tax rates could be adversely affected if tax authorities were to successfully challenge our international tax structure or if the relative mix of United States and international income changes for any reason, or United States or foreign tax laws were to change. Accordingly, there can be no assurance that our income tax rate will continue to be less than the United States federal statutory rate.

Any significant change in our future effective tax rates could adversely impact our consolidated financial position, results of operations and cash flows. Our future effective tax rates may be adversely affected by a number of factors including:

•	changes in tax laws in the countries in which we operate or the interpretation of such laws;

•	increase in expenses not deductible for tax purposes;

•	changes in share-based compensation expense;

•	change in the mix of income among different taxing jurisdictions;

•	audit examinations with adverse outcomes;

•	changes in generally accepted accounting principles; and

•	our ability to use tax attributes such as research and development tax credits and net operating losses.

Although we reserve for uncertain tax positions, including related penalties and interest, the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to record additional income tax expense or establish an additional valuation allowance, which could materially impact our financial position and results of operations. (See Note 9 of the Notes to Consolidated Financial Statements).

Changes in valuation allowance of deferred tax assets may affect our future operating results

We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more-likely-than-not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more-likely-than-not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future taxable income in related tax jurisdictions. If our assumptions and consequently our estimates change in the future, the valuation allowances may be increased or decreased, resulting in a respective increase or decrease in income tax expense.

As of December 31, 2012, we assessed that it is more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance on our federal and state deferred tax assets (see Note 9 of the Notes to Consolidated Financial Statements).

Risks Related to our Common Stock

The market price of our common stock may be volatile, which could cause the value of your investment to decline.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through December 31, 2012, our stock price has fluctuated from a low of $7.61 to a high of $47.60. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Our semiconductor product segment occupies a shared portion of the leased facility in San Jose, California. We also occupy space in Marlborough, Massachusetts, consisting of approximately 74,700 square feet of office space under a lease that expires at the end of November 2020, which accommodates a portion of our product design team. Internationally, we lease offices in Hyderabad, Chennai and Bangalore, India pursuant to leases agreements, which accommodate a portion of our product design team. In addition, we lease office spaces that are not considered principal offices in Beijing, China, Shanghai, China, Hsin-Chu, Taiwan, Singapore and Madrid, Spain which accommodate our product design teams, as well as other operations and administrative activities.

Our software and services segment mainly occupies a portion of our leased facility in San Jose, California.

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

Market Information for Common Stock

Our common stock has been quoted on The NASDAQ Global Select Market under the symbol “CAVM” since our initial public offering on May 2, 2007. Prior to that time, there was no public market for our common stock. As of February 20, 2013, there were approximately 65 holders of record (not including beneficial holders of stock held in street names) of our common stock.

The following table sets forth for the indicated periods the high and low closing sales prices of our common stock as reported by The NASDAQ Global Select Market.

	High	Low
Fourth Quarter of 2012	$35.53	$29.90
Third Quarter of 2012	$36.20	$23.14
Second Quarter of 2012	$30.57	$22.65
First Quarter of 2012	$37.71	$29.10

First Quarter of 2011	$46.00	$37.22
Second Quarter of 2011	$47.60	$37.58
Third Quarter of 2011	$45.20	$25.26
Fourth Quarter of 2011	$36.63	$25.40

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

Stock Performance Graph(1)

The following line graph compares the yearly percentage change in the cumulative total stockholder return on our common stock against the total cumulative return of (i) the NASDAQ Composite Index (ii) NASDAQ Computer Index and (iii) Standard and Poors, or S&P, Semiconductor Select Industry Index for the last five years. This graph assumes the investment of $100,000 on December 31, 2007, in our common stock or indexes and assumes the reinvestment of dividends, if any. The S&P Semiconductor Select Industry Index was included in 2012 to compare the cumulative return of Cavium’s stocks to the group of companies in the same industry. The stockholder return shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Cavium, Inc.	100.0	45.7	103.5	163.7	123.5	135.6
Nasdaq Composite Index	100.0	59.5	85.6	100.0	98.2	113.8
Nasdaq Computer Index	100.0	53.3	91.1	106.9	107.5	120.9
S&P Semiconductor Index	100.0	50.8	100.2	115.1	93.3	95.1

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Cavium under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended December 31, 2012, 2011 and 2010, and the summary consolidated balance sheet data as of December 31, 2012 and 2011, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2009 and 2008, and the summary consolidated balance sheet data as of December 31, 2010, 2009 and 2008, are derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$235,480	$259,205	$206,500	$101,214	$86,609
Cost of revenue	102,602	104,281	79,487	51,112	35,639

Gross profit	132,878	154,924	127,013	50,102	50,970

Operating expenses:
Research and development	109,943	92,197	60,602	42,682	27,180
Sales, general and administrative	71,794	66,771	55,303	28,651	22,111
Goodwill impairment	27,680	—	—	—	—
In-process research and development	—	—	—	—	1,319

Total operating expenses	209,417	158,968	115,905	71,333	50,610

Income (loss) from operations	(76,539)	(4,044)	11,108	(21,231)	360

Other income (expense), net:
Interest expense	(646)	(229)	(405)	(244)	(499)
Other, net	(157)	(179)	(1,004)	330	2,576

Total other income (expense), net	(803)	(408)	(1,409)	86	2,077

Income (loss) before income taxes	(77,342)	(4,452)	9,699	(21,145)	2,437
Provision for (benefit from) income taxes	36,321	(4,485)	(27,425)	249	930

Net income (loss)	(113,663)	33	37,124	(21,394)	1,507
Net loss attributable to non-controlling interest	(1,031)	—	—	—	—

Net income (loss) attributable to the Company	$(112,632)	$33	$37,124	$(21,394)	$1,507

Earnings per share attributable to the Company:
Net income (loss) per common share, basic	$(2.26)	$0.00	$0.83	$(0.52)	$0.04
Shares used in computing basic net income (loss) per common share	49,886	48,311	44,740	41,435	40,385
Net income (loss) per common share, diluted	$(2.26)	$0.00	$0.77	$(0.52)	$0.04
Shares used in computing diluted net income (loss) per common share	49,886	50,771	48,235	41,435	42,566

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$76,784	$63,225	$90,673	$58,918	$77,027
Working capital	109,682	111,427	117,872	65,897	90,335
Total assets	331,504	360,257	291,620	199,795	151,164

Capital lease and technology license obligations	41,332	7,104	11,044	9,012	4,735
Other non-current liabilities	4,391	8,708	8,309	2,569	1,162
Common stock and additional paid-in capital	398,184	352,153	276,103	234,990	185,784
Total stockholders’ equity attributable to the Company	244,092	310,693	234,610	156,373	128,561

The selected consolidated financial data presents financial information in the relevant periods for the acquisition of Star Semiconductor Corporation in August 2008, W&W Communications in December 2008, MontaVista Software, Inc. in December 2009, Celestial Systems, Inc., in October 2010, Wavesat Inc., in January 2011 and Celestial Semiconductor, Ltd., in March 2011. See Note 5 of Notes to Consolidated Financial Statements for further discussions of recent acquisitions. Further, in 2012, the Company began consolidating the financial statements of a variable interest entity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in the document.

The information in this Item 7, as well as in other sections of this Annual Report on Form 10-K, contains forward-looking statements that are subject to risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “estimate,” “project,” “predict,” “potential,” “continue,” “strategy,” “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions intended to identify forward-looking statements. See the section entitled “Forward Looking Statements” at the beginning of this Form 10-K for information you should consider when reading these forward-looking statements.]

OCTEON®, OCTEON® PlusTM, OCTEON II®, OCTEON Fusion®, FusionStackTM, NITROX®, NEURONTM, CelestialTM , ECONA®, PureVu® and WiVuTM are trademarks or registered trademarks of Cavium, Inc.

Overview

We are a provider of highly integrated semiconductor processors that enable intelligent processing for networking, communications, storage, wireless, security, video and connected home and office applications. Our product allows our customers to develop networking, wireless, storage and electronic equipment that is application-aware and content-aware and securely processes voice, video and data traffic at high speeds. Our products are systems on a chip, or SoCs, which incorporate single or multiple processor cores, a highly integrated architecture and customizable software that is based on a broad range of standard operating systems. We focus our resources on the design, sales and marketing of our products, and outsource the manufacturing of our products.

From our incorporation in 2000 through 2003, we were primarily engaged in the design and development of our first processor family, NITROX, which we began shipping commercially in 2003. In 2004, we introduced and commenced commercial shipments of NITROX Soho. In 2006, we commenced our first commercial shipments of our OCTEON family of multi-core MIPS64® processors. We introduced a number of new products within all three of these product families in 2006. In 2007 we introduced our new line of OCTEON based storage services processors designed to address the specific needs in the storage market, as well as other new products in the OCTEON and NITROX families. In 2008, we expanded our OCTEON and NITROX product families with new products including wireless services processors to address the needs for wireless infrastructure equipment. In 2009, we announced the OCTEON II Internet Application Processor, or IAP, family multi-core MIPS64® processors, with one to 32 cores to address next generation networking applications support converged voice, video, data mobile traffic and services. In 2010, we announced the next generation NITROX III, a processor family with 16 to 64-cores that delivers security and compression processors for application delivery, cloud computing and wide area network optimization. In 2011, we introduced NEURON, a new search processor product family that targets a wide range of high performance, L2-L4 network search applications in enterprise and service provider infrastructure equipment. In 2011, we also introduced another new product family, the OCTEON Fusion, a single chip SoCs with up to 6x MIPS64 cores and up to 8x LTE/3G baseband DSP cores which enable macro base station class features for small cell base stations. In 2012, we introduced OCTEON III, Cavium’s 48-core 2.5GHz multi-core processor family that can deliver up to 100Gbps of application processing, up to 120GHz of 64-bit compute processing per chip and can be connected in multi-chip configurations. In August 2012, we announced Project Thunder, the development of a new family of 64-bit ARMv8 scalable multi-core processors for cloud and datacenter applications. We expect that this processor family will integrate high-performance compute, networking, security, and storage along with targeted workload application acceleration and high-speed industry standard IOs.

In August 2008, we acquired substantially all of the assets of Star Communications, Inc. With the acquisition of Star, we added the Star ARM-based processors to our portfolio to address connected home and office applications and introduced our ECONA line of dual-core ARM processors that address a variety of connected home and office applications.

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

In October 2010, we acquired Celestial Systems, Inc. With the acquisition of Celestial Systems, we gained additional professional services such as Digital Media product development and Android commercialization and support.

In January 2011, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Wavesat Inc. This acquisition added multicore wireless digital system processing to our embedded processor product line.

In March 2011, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Celestial Semiconductor, Ltd. With the acquisition of Celestial Semiconductor, we have added capabilities to enable a processor family targeted for the large and growing market of converged media, gateway and wireless display applications.

For a more detailed discussions on our most recent acquisitions, see Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, incorporated herein by reference.

Since inception, we have invested heavily in new product development and our net revenue has grown from $7.4 million in 2004 to $235.5 million in 2012 driven primarily by demand in the enterprise network and data center markets and increased demand in the broadband and consumer markets. We expect sales of our products for use in the enterprise network and data center markets to continue to represent a significant portion of our revenue in the foreseeable future, however, we do expect growth in the broadband and consumer as well as the access and servicer provider markets.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, the disclosure of contingencies as of the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters that may affect our future financial condition or results of operations.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if the changes in estimate that are reasonably likely to occur could materially impact the financial statements. Our management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. See Note 1 of Notes to Consolidated Financial Statements for a more comprehensive discussion of our significant accounting policies. We believe the following critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition;

•	stock-based compensation;

•	inventory valuation;

•	accounting for income taxes;

•	mask costs;

•	business combinations; and

•	goodwill and purchased intangible assets.

Revenue Recognition

We derive our revenue primarily from sales of semiconductor products and sales of software licenses and services. We recognize revenue when all of the following criteria have been met: (1) persuasive evidence of a binding arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is deemed fixed and free of contingencies and significant uncertainties, and (iv) collection is reasonably assured. Our price is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices, which is often memorialized with a customer purchase order. Our agreements with non-distributor customers do not include rights of return or acceptance provisions. We assess the ability to collect from our customers based on a number of factors, including credit worthiness and any past transaction history of the customers.

We include shipping charges billed to customers in product revenue and include the related shipping costs in cost of revenue. We generally recognize revenue at the time of shipment to our customers. Revenue from the sales of semiconductor products consists of sales of our products for a new design usually made directly to networking original equipment manufacturers, or OEMs, their contract manufacturers or distributors. Once their design enters production, they often outsource their manufacturing and their contract manufacturers purchase our products directly from us or from our distributors.

We recognize revenue upon shipment for product sales to distributors with limited rights of returns and price protection if we conclude we can reasonably estimate the credits for returns and price adjustments issuable. We record an estimated allowance, at the time of shipment, based on our historical patterns of returns and pricing credits of sales recognized upon shipment. The credits issued to distributors or other customers have historically not been material. The inventory at these distributors at end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands.

We defer revenue and costs relating to product sales to distributors if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. Deferred revenue, net of deferred cost on these shipments is reported as part of deferred revenue, accounts receivable is recognized and inventory is relieved when the title to inventories are transferred, which typically takes place at the time of shipment, which is the point in time at which we have a legal enforceable right to collection under normal payment terms.

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

We record revenue from software and service arrangements when all of the following criteria are met:

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

Collectibility is reasonably assured — We assess the collectibility of an arrangement on a case-by-case basis, based on the financial condition of the customer as well as any established payment history.

For multiple-element arrangements entered into prior to the adoption of the amended guidance on multiple-delivery arrangements effective January 1, 2011, which contain software or software related elements, we allocate revenue between elements in a multiple-element revenue arrangement based on vendor specific objective evidence of fair value, or VSOE, for each undelivered element. VSOE is based on the price charged when an element is sold separately. We enter into multiple-element arrangements that generally include time-based licenses and support that are typically not sold separately. We defer and recognize revenue from these arrangements ratably over the term that support is offered, which is typically 12 months.

The software arrangement may also include professional services, and these services may be purchased separately. We bill professional services engagements on either a fixed-fee or time-and-materials basis. For fixed-fee arrangements, we recognize professional services revenue under the proportional performance method, with the associated costs included in cost of revenue. We estimate the proportional performance of the arrangements based on an analysis of progress toward completion. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate, and a loss is recognized when the total estimated project cost exceeds project revenue. If the amount billed exceeds the amount of revenue recognized, we record the excess amount as deferred revenue. Revenue recognized in any period is dependent on progress toward completion of projects in progress. To the extent we are unable to estimate the proportional performance then we recognize the revenue on a completed performance basis. We recognize revenue for time-and-materials engagements as the effort is incurred.

In addition, we also enter into multiple element arrangements, which consist of the combination of licensed software, support and professional services. Professional services in these arrangements do not involve significant customization, modification or development of software licensed under the time based licenses and are not essential to the functionality of these software. Provided that the total arrangement consideration is fixed and determinable at the inception of the arrangement, we allocate the total arrangement consideration to professional services and time based licenses bundled with support based on VSOE for professional services and VSOE for time based licenses bundled with support. We account for each unit of accounting under the applicable revenue recognition guidance. For arrangements with services that are essential to the functionality of the software, we recognize the license and related service revenues using the proportional performance method.

If we are unable to establish VSOE for each undelivered element of the arrangement, we defer revenue for the entire arrangement until the time that we are able to establish VSOE for the undelivered elements or there is only one remaining undelivered element. When the revenue is deferred, we defer the direct costs incurred in relation to the professional services arrangement and record the direct costs as deferred costs in prepaid expenses and other current assets.

Effective January 1, 2011, we adopted the updated guidance on Multiple-Deliverable Revenue Arrangements. For transactions entered into subsequent to the adoption of this updated guidance, when a sales arrangement contains multiple elements with combinations of hardware, software, post contract support and/or professional services, and if the different elements in the arrangement qualify as separate units of accounting, we allocate the total arrangement consideration to each element based on relative selling price. The selling price for a deliverable is based on its VSOE if available, third-party evidence, or TPE, if VSOE is not available, or estimated selling price, or ESP, if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with its policies for products and services revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. TPE is determined by evaluating competitor prices for similar deliverables when sold separately. Generally, our product offerings related to these arrangements contain a significant level of customization and contain a significant portion of proprietary technology which is not exactly comparable to its peers, therefore pricing of products with similar functionality cannot be obtained, and thus we cannot determine TPE. When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a standalone basis. The ESP is determined by considering multiple factors including, but not limited to pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles. The adoption of this new standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

Stock-Based Compensation

We apply the fair value recognition provisions of stock-based compensation. The stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as compensation expense net of an estimated forfeiture rate over the vesting period. We use the closing trading price of our common stock on the date of grant as the fair value of awards of restricted stock units. We use the Black-Scholes option-pricing model to determine the fair value of stock options, which require various subjective assumptions, including expected volatility, expected term and the risk-free interest rates. For options granted prior to 2012, we based the expected volatility of common stock at the date of grant on reported market value data of a group of publicly traded companies, which were selected from certain market indices, that we believed was relatively comparable after consideration of their size, stage of life cycle, profitability, growth, and risk and return of investments. Further, we estimated the expected term using the simplified method as permitted by the provisions on stock-based compensation. Since our stock has been publicly traded since May 2007, we deemed that we have sufficient trading history to use the historical volatility for option grants beginning in the first quarter of 2012. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates and judgment.

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

As of December 31, 2012, we assessed that it is more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance on our federal and state deferred tax assets. See “Results of Operations” below for a more detailed discussion.

Mask Costs

We incur costs for the fabrication of masks used by our contract manufacturers to manufacture wafers that incorporate our products. We capitalize the costs of fabrication masks that are reasonably expected to be used during production manufacturing. These amounts are included within property and equipment and are generally depreciated over a period of 12 months to cost of revenue. If we do not reasonably expect to use the fabrication mask during production manufacturing, we expense the related mask costs to research and development in the period in which the costs are incurred.

Business Combinations

We account for business combinations using the purchase method of accounting. We determine the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with the guidance provided under business combinations, we allocate the purchase price of business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process research and development, or IPR&D, based on their estimated fair values. We record the excess purchase price over those fair values as goodwill. Management makes valuation assumptions that require significant estimates, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets includes future expected cash flows from customer contracts, customer lists, and distribution agreements and acquired developed technologies, expected costs to develop IPR&D into commercially viable products, estimated cash flows from projects when completed and discount rates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. We expense acquisition-related costs, including advisory, legal, accounting, valuation and other costs, in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Goodwill and Purchased Intangible Assets

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets and liabilities assumed. We evaluate goodwill for impairment at the reporting unit level at least on an annual basis in the fourth quarter of the calendar year or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. We perform qualitative assessment to determine if any events have occurred or circumstances exist that would indicate that it is more-likely-than-not that a goodwill impairment exists. The qualitative factors include, but are not limited to: (a) macroeconomic conditions; (b) industry and market considerations ; (c) overall financial performance; (d) a significant adverse change in legal factors or in the business climate; (e) an adverse action or assessment by a regulator; (f) relevant entity-specific events including changes in management, strategy or customers; (g) a more-likely-than-not expectation of sale or disposal of a reporting unit or a significant portion thereof; or (h) sustained decrease in share price.

If any indicators exist based on the qualitative analysis that it is more-likely-than-not that a goodwill impairment exists, we use a two-step impairment test to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. In the first step, we compare the fair value of each reporting unit to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, we perform the second step to determine the implied fair value of the reporting unit’s goodwill and record an impairment loss for an amount equal to the difference between the implied fair value and the carrying value of the goodwill. Determining the fair value of each reporting unit is judgmental in nature and requires the use of significant estimates and assumptions. We base our fair value estimates on assumptions that are believed to be reasonable but are uncertain and subject to changes in market conditions. We generally use two approaches to value our reporting units, the income approach and the market approach. We base the income approach on discounted cash flows which were derived from internal forecasts and economic expectations. Key assumptions used to determine the fair value under the income approach include the cash flow period, terminal values based on a terminal growth rate and the discount rate. The market approach utilized valuation multiples based on operating and valuation metrics from comparable companies in the industry. Certain estimates of discounted cash flows involve businesses with limited financial history and with developing revenue models which increase the risk of differences between the projected and actual performance.

In addition to the goodwill impairment, we also perform an impairment review of finite-lived intangible assets whenever events or changes in business circumstances indicate the carrying amount of the assets (or asset group) may not be fully recoverable. Whenever events or changes in circumstances suggest that the carrying amount of the finite-lived intangible assets may not be recoverable, we estimate the future cash flows expected to be generated by the asset (or asset group) from its use or eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets (or asset group), we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the grouping of assets and forecasts of future operating results that are used in the impairment analysis.

During the year ended December 31, 2012, the Company recorded goodwill and intangible asset impairment charges related to its software and services reporting unit of $27.7 million and $5.6 million, respectively. See “Results of Operations” below for a more detailed discussion on goodwill impairment. The intangible impairment charge resulted from the decline in the fair value of certain acquired intangible assets primarily attributable to the decline in forecasted revenue for our software and services reporting unit.

Results of Operations

Our revenue, cost of revenue, gross profit and gross margin for the years ended December 31, 2012, 2011 and 2010, were:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net revenue	$235,480	$259,205	$206,500
Cost of revenue	102,602	104,281	79,487

Gross Profit	$132,878	$154,924	$127,013

Gross Margin	56.4%	59.8%	61.5%

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

Cisco Systems, Inc. accounted for 24%, 24% and 22% of net revenue in 2012, 2011 and 2010, respectively. No other customer accounted for more than 10% of our revenues in 2012, 2011 and 2010.

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. We have an existing agreement with a distributor to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to this distributor, we defer revenue and costs until products are sold to its end customers. For the years ended December 31, 2012, 2011 and 2010, 5.7%, 6.2% and 6.4%, respectively, of our net revenues were from products sold by this distributor. Revenue recognition depends on notification from this distributor that product has been sold to its end customers.

We use our distributors, other than the distributor discussed above, primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through these distributors was $78.5 million, $80.8 million and $66.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, which accounted for 33.4%, 31.2% and 32.3% of net revenue for the years ended December 31, 2012, 2011 and 2010, respectively. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

Revenue derived from licensing software and providing software maintenance, support and training amounted to $14.4 million, $19.5 million and $20.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Revenue from professional service arrangements amounted to $13.8 million, $20.7 million and $11.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table is based on the geographic location of the original equipment manufacturers or the distributors that purchased our products. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods indicated were:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
United States	$66,839	$82,277	$70,247
China	65,898	75,390	58,017
Taiwan	25,204	31,264	28,393
Japan	15,820	14,377	19,273
Malaysia	16,021	16,871	12,696
Korea	16,899	12,776	1,234
Other countries	28,799	26,250	16,640

Total	$235,480	$259,205	$206,500

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

We use third-party foundries and assembly and test contractors, which are primarily located in Asia, to manufacture, assemble and test our semiconductor products. We purchase processed wafers on a per wafer basis from our fabrication suppliers, which are currently Taiwan Semiconductor Manufacturing Company, or TSMC, with the remaining manufacturing outsourced to Samsung Electronics, or Samsung and Fujitsu Microelectronics, or Fujitsu. We also outsource the sort, assembly, final testing and other processing of our product to third-party contractors, primarily ASE Electronics in Taiwan, Malaysia and Singapore, as well as ISE Labs, Inc., in the United States. We negotiate wafer fabrication on a purchase order basis. There are no long-term agreements with any of these third-party contractors. A significant disruption in the operations of one or more of these third-party contractors would impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition and results of operations.

Cost of revenue also includes amortized costs of certain identifiable intangible assets from our business acquisitions to the extent those identifiable intangible assets are directly associated with cost of revenue. The total amortization expense from intangible assets acquired from business acquisitions included in cost of revenue was $8.0 million, $8.5 million and $4.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We also incur costs for the fabrication of masks used by our contract manufacturers to manufacture wafers that incorporate our products. During the years ended December 31, 2012, 2011 and 2010, we capitalized $4.8 million, $5.1 million and $3.1 million, respectively, of mask costs. As our product processes continue to mature and as we develop more history and experience, we expect to capitalize most or all of our mask costs in the future. We amortize the cost of fabrication masks that we reasonably expect to use for production manufacturing generally over a 12-month period. Total amortized expenses for the masks included in cost of revenue were $4.2 million, $3.3 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The unamortized balance of capitalized mask costs at December 31, 2012 and 2011, was $3.3 million and $2.7 million, respectively.

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

Research and Development Expenses. Research and development expenses primarily include personnel costs, engineering design development software and hardware tools, allocated facilities expenses and depreciation of equipment used in research and development and stock-based compensation. We expect research and development expenses to continue to increase in total dollars to support the development of new products and improvement of existing products. Additionally, as a percentage of revenue, these costs fluctuate from one period to another. Total research and development expenses for the years ended December 31, 2012, 2011 and 2010, was:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Research and development expenses	$109,943	$92,197	$60,602
Percent of total net revenue	46.7%	35.6%	29.3%

Sales, General and Administrative Expenses. Sales, general and administrative expenses primarily include personnel costs, accounting and legal fees, information systems, sales commissions, trade shows, marketing programs, depreciation, allocated facilities expenses and stock-based compensation. We expect sales, general and administrative expenses to increase in absolute dollars to support our growing sales and marketing activities resulting from our expanded product portfolio. Total sales, general and administrative costs for the years ended December 31, 2012, 2011 and 2010, was:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Sales, general and administrative	$71,794	$66,771	$55,303
Percent of total net revenue	30.5%	25.8%	26.8%

Goodwill impairment. Goodwill impairment charge for the years ended December 31, 2012, 2011 and 2010, was:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Goodwill impairment	$27,680	$—	$—
Percent of total net revenue	11.8%	0.0%	0.0%

Other Income (Expense), Net. Other income (expense), net primarily includes interest income on cash and cash equivalents, foreign currency gains and losses, financing expenses and interest expense associated with capital lease and technology license obligations. Total other income (expense), net for the years ended December 31, 2012, 2011 and 2010, was:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Interest expense	$(646)	$(229)	$(405)
Other, net	(157)	(179)	(1,004)

Total other income (expense), net	$(803)	$(408)	$(1,409)

Provision for (Benefit From) Income Taxes. The provision for (benefit from) income taxes and the effective tax rates for the three years ended December 31, 2012, 2011 and 2010, were:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Income (loss) before income taxes	$(77,342)	$(4,452)	$9,699
Provision for (benefit) from income taxes	36,321	(4,485)	(27,425)
Effective tax rate	-47.0%	100.7%	-282.8%

Fiscal 2012 Compared to Fiscal 2011

Net Revenue. Our net revenue in 2012 decreased by $23.7 million or 9.2% compared to 2011. The decrease in net revenue in 2012 was attributable mainly to the decrease in our software and services of $11.4 million, from our broadband and consumer market of $8.8 million, and from our enterprise network; data center; and access and service provider markets, combined of $3.5 million. The decrease in net revenue from our software and services was driven by the decrease in subscription license renewals due to the timing of release of new version of licensed software and the decrease in the rate of execution of new professional service contracts as well as the timing of completion of existing large professional service agreements. The overall decrease in sales in our enterprise networks; data center; and access and service provider markets as well as our broadband and consumer markets was mainly due to the decline in demand for our products from our top 20 customers, as a result of the timing of these customers’ volume production of our design wins. In addition, delays in some of our product launches contributed to the decline in our overall product sales.

Cost of Revenue and Gross Margin. Cost of revenue decreased in 2012 by $1.7 million or 1.6% compared to 2011 primarily due to the decrease in net revenue. Gross margin decreased by 3.4 percentage points from 59.8% in 2011 to 56.4% in 2012. The decrease in the overall gross margin was mainly due to overall decreases in revenue and shifts of product sales mix of our semiconductor products as we sold more of our lower performance products, which yield lower gross margins compared to our higher performance products. In addition, contributing to the overall decrease in gross margin in 2012 compared to 2011 was the write-downs of Celestial Semiconductor product inventories of approximately $4.8 million during the first quarter of 2012.

Research and Development Expenses. Research and development expenses increased by $17.7 million, or 19.2%, in 2012 compared to 2011. Our research and development expense in 2012 included $4.1 million from a variable interest entity, or VIE, and the remaining research and development expense increase of $13.6 million or 14.8% compared to 2011 was partly due to higher salaries and benefit expenses of $3.8 million and stock-based compensation expenses and related taxes of $2.7 million as a result of an increase in average headcount throughout the year and additional expense associated with stock option and restricted stock unit grants. In addition, depreciation and amortization expense increased by $4.7 million as a result of an increase in purchased technology licenses used for research and development projects. Outsourced product development cost also increased by $1.8 million as well as facilities expense, design tools and other miscellaneous research and development expenses, combined of $643,000, as a result of the increase in research and development activities to support the development of our new products. Research and development headcount increased to 528 (excluding 28 employees of a VIE) at end of 2012 from 526 at the end of 2011.

Sales, General and Administrative Expenses. Sales, general and administrative expenses increased by $5.0 million, or 7.5%, in 2012 compared to 2011. The increase was mainly due to higher expenses in 2012 associated with certain non-recurring charges related to loss on disposition of certain consumer product assets of $2.7 million, and higher intangible impairment of $2.1 million, which were partly offset by a non-recurring credit associated with the proceeds from settlement of an escrow claim of $4.4 million. Contributing to higher sales, general and administrative expenses in 2012 compared to 2011 was also the non-recurring credits in 2011 related to the change in contingent earn-out consideration of $4.6 million and the release of the assumed liability from business acquisition of $1.2 million. In addition, stock-based compensation expense and related taxes increased by $2.6 million in 2012 compared to 2011 as a result of additional expense associated with option and restricted unit grants and vesting acceleration of certain option grants. The total restructuring related cost associated with severance payments to certain employees and excess facility related costs increased by $240,000 in 2012 compared to 2011. The increase in total sales, general and administrative expenses as discussed above was partially offset by the decrease in 2012 in salaries and employee benefits of $2.6 million as a result of the decrease in headcount and lower outside services, which includes legal, audit and consulting fees of $1.7 million due to the timing of when the costs were incurred generally related to acquisition of businesses. Sales, general and administrative headcount decreased to 167 at end of 2012 from 187 at end of 2011.

Goodwill impairment. We review goodwill for impairment annually at the beginning of the fourth calendar quarter and whenever events or changes in circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The goodwill impairment analysis performed in the fourth quarter did not result in an impairment charge during the year ended December 31, 2011.

In accordance with the applicable accounting guidance, we performed a two-step impairment test on our reporting units as part of our annual goodwill impairment assessment in the fourth quarter of 2012 and concluded that goodwill impairment does not exist in our semiconductor reporting unit due to significant excess of the fair value over the carrying value of the reporting unit. In the first step of the impairment test of our software and services reporting unit, the fair value of the related reporting unit was compared to its carrying amount, including goodwill to determine if a potential impairment existed. The fair value estimate in step one was determined using the weighted fair values derived from the income and market approach. The income approach was based on discounted cash flows which include assumptions for, among others, forecasted revenue, gross margins, working capital cash flows, growth rates, and long-term discount rates, all of which requires significant judgment by management. The long-term discount rate used is based on the weighted average cost of capital adjusted for the relevant risks associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. The assumptions took into account the current industry environment and its impact on our business. The market approach utilized valuation multiples based on operating and valuation metrics from comparable companies in the industry. The change in the value of the reporting unit from the prior year and the 2012 interim period were primarily due to the decline in forecasted cash flow, a significant decline in the revenues related to the sale of certain assets of MontaVista, which also impacted the fair value of the business unit, and overall industry comparables on revenue multiples. The reporting unit’s fair value following the described fair value estimation approach amounted to $26.8 million. As a result of the first step of the goodwill impairment test, we determined that impairment existed within our software and services reporting unit as the carrying amount of the related reporting unit exceeded its fair value. In the second step of the goodwill impairment analysis, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on our analyses, the implied fair value of goodwill was lower than the carrying value of goodwill for the software and services reporting unit. As a result, we recorded $27.7 million for the goodwill impairment charge in the fourth quarter of 2012 in the consolidated statement of operations.

Provision for (Benefit from) Income taxes. Provision for income taxes was $36.3 million in 2012 compared to benefit from income taxes of $4.5 million in 2011. The provision for income taxes for 2012 was primarily related to the establishment of valuation allowance against our federal and state net deferred tax assets. The need for valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of our net deferred tax assets during the fourth quarter of 2012, we determined that it was more-likely-than-not we would not realize the full value of our federal and state deferred tax assets. Negative evidence includes a three year cumulative loss in United States jurisdiction and $27.7 million impairment of goodwill during the fourth quarter of 2012, which was a new significant event that led to reevaluation of our position on valuation allowance. As such, we determined that as of December 31, 2012, a full valuation allowance is required on our net federal and state deferred tax assets. In all other jurisdictions with deferred tax assets, we had cumulative positive earnings in recent years which are verifiable and therefore heavily weighted such that the remaining deferred tax assets did not require a valuation allowance. The benefit from income taxes for 2011 was primarily related to the federal research and development credits and stock-based compensation related to the joint research and development arrangement with our foreign affiliate, partially offset by the foreign rate differential due to foreign loss being tax benefited at lower rates than the U.S. statutory rate.

On January 2, 2013, the President of the United States signed into law The American Taxpayer Relief Act of 2012. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extends the research credit for two years to December 31, 2013. The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011. As a result of the retroactive extension, we expect to record a deferred tax asset up to $3.0 million after adjusting for any corresponding unrecognized tax benefit in 2012 before valuation allowance. The benefit, if any after considering valuation allowance, will be recognized in the period of enactment, which is the first quarter of 2013.

Other Income (Expense), Net. Other income (expense), net, increased by $395,000 in 2012 compared to 2011. The increase was primarily due to higher interest expense associated with long-term capital lease payable, which was partially offset by lower other expenses, net mainly from lower foreign exchange losses resulting from balance sheet remeasurement.

Fiscal 2011 Compared to Fiscal 2010

Net Revenue. Our net revenue in 2011 increased by $52.7 million or 25.5% compared to 2010. The increase in net revenue in 2011 was mainly attributable to an increase in sales to our enterprise, data center and service provider markets by $30.3 million, broadband and consumer market of $14.1 million and software and services market of $8.3 million. The overall increase in our enterprise, data center and service provider markets, combined and our broadband and consumer market was mainly as a result of strong shipment growth driven largely by the increase in our customer demands. The increase in demands was positively impacted by both the transition to volume production of design wins from prior years, as well as increased demand for our products already in production as a result of generally improved global economic conditions and an overall increase in demand for our customers’ products, all of which led to an increase in sales and shipment of our products. The increased revenue from our software and services market was mainly driven by increased in number of professional service contracts with our existing and new customers.

Cost of Revenue and Gross Margin. Cost of revenue increased in 2011 by $24.8 million or 31.2% compared to 2010 primarily due to the increase in net revenue. Gross margin decreased by 1.7 percentage points from 61.5% in 2010 to 59.8% in 2011. The decrease in the overall gross margin percentage was primarily due to the increase in inventory reserves related to the product inventories from acquired companies in 2011, as well as decrease in certain product prices for selected customers as a result of market and competitive conditions, which was partially offset by the overall decrease of product cost associated with fabricated wafers, assembly and test costs and improved overhead absorption as a result of the increased production volume.

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

Provision for (benefit from) income taxes. The benefit from income taxes decreased from $27.4 million in 2010 to $4.5 million in 2011. The benefit from income taxes for 2011 was primarily related to the federal research and development credits and stock-based compensation related to the joint research and development arrangement with our foreign affiliate, partially offset by the foreign rate differential due to foreign loss being tax benefited at lower rates than the U.S. statutory rate. The benefit from income taxes for 2010 primarily consists of a $28.9 million tax benefit due to the release of valuation allowance for federal income tax assets, partially offset by tax provision of $1.5 million from federal tax expense primarily relating to an adjustment to unrecognized tax benefit reserves for transfer pricing and various state and international taxes. The release of the valuation allowance in 2010 was due to the results of our assessment that sufficient positive evidence existed from our historical operations and future projections to conclude that it was more-likely-than-not that we would fully realize our federal deferred tax assets. In making this determination, we considered all available evidence, both positive and negative. Such evidence include, among others, our history of losses and profitability, jurisdictional income recognition trends, taxable income adjusted for certain extraordinary and other items, the impact of acquisitions, and forecasted income by jurisdiction.

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

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of $76.8 million and net accounts receivable of $33.6 million. This compares to cash and cash equivalents of $63.2 million and net accounts receivable of $37.8 million at December 31, 2011, and cash and cash equivalents of $90.7 million and net accounts receivable of $29.9 million at December 31, 2010.

Following is a summary of our working capital and cash and cash equivalents as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
	(in thousands)
Working capital	$109,682	$111,427
Cash and cash equivalents	76,784	63,225

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$28,293	$25,655	$32,906
Net cash used in investing activities	(18,081)	(49,274)	(14,721)
Net cash provided by (used in) financing activities	3,347	(3,829)	13,570

Cash Flows from Operating Activities

Net cash flows from operating activities increased by $2.6 million from $25.7 million in 2011 to $28.3 million in 2012. Total cash inflow from net income (loss), net of non-cash expenses in 2012 and 2011 were $27.3 million and $50.9 million, respectively. The decrease resulted mainly from lower net revenue which generated lower income from operations. Changes in assets and liabilities generated net cash inflow of $1.0 million in 2012 compared to a net cash outflow of $25.2 million in 2011. The significant changes in assets and liabilities for 2012 were mainly due to higher accounts payable due to the timing of payments to vendors, higher deferred revenue due to the timing of subscription licenses and professional services billings to customers and lower accounts receivable due to the timing of product shipments and billings and increased collection efforts from the customers. Inventories increased mainly due to the inventory build-up in anticipation of the projected future customer demands.

Net cash flows from operating activities decreased by $7.2 million from $32.9 million in 2010 compared to $25.7 million in 2011. The total cash inflow from net income (loss), net of non-cash expenses in 2011 and 2010, were $50.9 million and $45.8 million, respectively, which were offset in part by the net cash outflow from changes in assets and liabilities of $25.2 million and $12.9 million, respectively. The significant changes in assets and liabilities in 2011 were mainly due to higher accounts receivable as a result of higher net revenue and the timing of collection, lower accounts payable as a result of timing of payments to vendors, lower deferred revenue due to the timing of subscription licenses and professional services billings to customers, and higher inventory as a result of the inventory build-up in anticipation of the projected future customer demands.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $31.2 million in 2012 compared to 2011 mainly due to the cash outflow from business acquisition of $30.8 million in 2011. Net cash used in investing activities in 2012 consists of purchases of property and equipment of $13.2 million and purchases of intangible assets of $4.9 million.

Net cash used in investing activities increased by $34.6 million in 2011 compared to 2010. The increase was mainly due to higher cash outflow for business acquisitions of $24.1 million, increased purchases of property and equipment and intangible assets of $11.0 million, partially offset by cash outflow in 2010 for a note receivable of $550,000. Net cash used in investing activities in 2011 consists of purchases of property and equipment of $11.8 million, purchases of intangible assets of $6.7 million and cash outflow for business acquisitions of $30.8 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.3 million in 2012 compared to net cash used in financing activities of $3.8 million in 2011. Net cash provided by financing activities in 2012 resulted from proceeds from issuance of common stock upon exercise of options of $8.3 million and from notes payable of the VIE to a third-party company of $5.0 million, partially offset by the principal payments of capital lease and technology license obligations of $10.0 million. Net cash used in financing activities in 2011 resulted from higher principal payments of capital lease and technology license obligations of $15.9 million, partially offset by the proceeds from issuance of common stock upon exercise of options of $12.1 million.

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

Cash equivalents consist primarily of an investment in a money market fund. We believe that our $76.8 million of cash and cash equivalents at December 31, 2012, and expected cash flow from operations, if any, will be sufficient to fund our projected operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, other than disclosed in Note 5 of Notes to Consolidated Financial Statements, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of December 31, 2012, we believe our exposure related to the above indemnities at December 31, 2012, is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2012:

	Payments Due By Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$29,801	$4,527	$8,063	$8,252	$8,959
Capital lease and technology license obligations	44,062	17,983	20,929	5,150	—

Total	$73,863	$22,510	$28,992	$13,402	$8,959

As of December 31, 2012, we had $738,000 of accrued liabilities from uncertain tax positions and related interest that could result in an additional tax assessment if successfully challenged by the taxing authorities. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either not enforceable or legally binding or are subject to change based on our business decisions.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in “Note 1 Organization and Significant Accounting Policies” in Item 8 of this Annual Report, which is incorporated herein by reference.

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

Interest Rate Risk

We had cash and cash equivalents of $76.8 million and $63.2 million at December 31, 2012 and 2011, respectively, which was held for working capital purposes. Our cash equivalents at December 31, 2012 and 2011, consisted of investments in a money market fund. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short term nature. Declines in interest rates, however, will reduce future investment income.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cavium, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cavium, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 28, 2013

CAVIUM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$76,784	$63,225
Accounts receivable, net of allowances of $991 and $694, respectively	33,567	37,839
Inventories	46,508	41,719
Prepaid expenses and other current assets	4,865	3,177
Assets held for sale	2,609	—
Deferred tax assets	568	5,604

Total current assets	164,901	151,564
Property and equipment, net	30,692	17,027
Intangible assets, net	62,888	54,215
Goodwill	71,478	101,402
Deferred tax assets, net of current portion	449	34,490
Other assets	1,096	1,559

Total assets	$331,504	$360,257

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,083	$13,528
Other accrued expenses and other current liabilities	8,680	9,022
Deferred revenue	12,944	11,202
Notes payable	1,012	—
Capital lease and technology license obligations, current portion	16,500	6,385

Total current liabilities	55,219	40,137
Notes payable, net of current portion	4,000	—
Capital lease and technology license obligations, net of current portion	24,832	719
Deferred tax liability	2,421	5,946
Other non-current liabilities	1,970	2,762

Total liabilities	88,442	49,564

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, par value $0.001:
10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2012 and 2011	—	—
Common stock, par value $0.001:
200,000,000 shares authorized; 50,630,991 and 49,103,352 shares issued and outstanding; as of December 31, 2012 and 2011, respectively	51	49
Additional paid-in capital	398,133	352,104
Accumulated deficit	(154,092)	(41,460)

Total stockholders’ equity attributable to the Company	244,092	310,693
Non-controlling interest	(1,030)	—

Total stockholders’ equity	243,062	310,693

Total liabilities and stockholders’ equity	$331,504	$360,257

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
Net revenue	$235,480	$259,205	$206,500
Cost of revenue	102,602	104,281	79,487

Gross profit	132,878	154,924	127,013

Operating expenses:
Research and development	109,943	92,197	60,602
Sales, general and administrative	71,794	66,771	55,303
Goodwill impairment	27,680	—	—

Total operating expenses	209,417	158,968	115,905

Income (loss) from operations	(76,539)	(4,044)	11,108

Other income (expense), net:
Interest expense	(646)	(229)	(405)
Other, net	(157)	(179)	(1,004)

Total other income (expense), net	(803)	(408)	(1,409)

Income (loss) before income taxes	(77,342)	(4,452)	9,699
Provision for (benefit) from income taxes	36,321	(4,485)	(27,425)

Net income (loss)	(113,663)	33	37,124
Net loss attributable to non-controlling interest	(1,031)	—	—

Net income (loss) attributable to the Company	$(112,632)	$33	$37,124

Earnings per share attributable to the Company:
Net income (loss) per common share, basic	$(2.26)	$0.00	$0.83
Shares used in computing basic net income (loss) per common share	49,886	48,311	44,740
Net income (loss) per common share, diluted	$(2.26)	$0.00	$0.77
Shares used in computing diluted net income (loss) per common share	49,886	50,771	48,235

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Attributable to the Company’s Stockholders
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	43,507,161	$44	$234,946	$(78,617)	$—	$156,373
Common stock issued in connection with exercises of stock options	2,407,792	2	19,744			19,746
Common stock issued in connection with vesting of restricted stock units	424,551					—
Repurchase of shares of unvested common stock	(1,168)		(4)			(4)
Stock-based compensation			21,371			21,371
Net income				37,124		37,124

Balance at December 31, 2010	46,338,336	46	276,057	(41,493)	—	234,610
Common stock issued in connection with exercises of stock options	1,265,016	1	12,061			12,062
Common stock issued in connection with vesting of restricted stock units	693,735	1				1
Issuance of common stock in connection with business acquisition	806,265	1	35,362			35,363
Deferred stock-based compensation			(2,105)			(2,105)
Stock-based compensation			30,729			30,729
Net income				33		33

Balance at December 31, 2011	49,103,352	49	352,104	(41,460)	—	310,693
Common stock issued in connection with exercises of stock options	645,104	1	8,300			8,301
Common stock issued in connection with vesting of restricted stock units	882,535	1				1
Acceleration of unvested shares			1,321			1,321
Stock-based compensation			36,408			36,408
Non-controlling interest			—		—	—
Capital contribution by non-controlling interest					1	1
Net loss				(112,632)	(1,031)	(113,663)

Balance at December 31, 2012	50,630,991	$51	$398,133	$(154,092)	$(1,030)	$243,062

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(113,663)	$33	$37,124
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	37,196	31,256	21,469
Depreciation and amortization	31,972	25,673	15,115
IPR&D written-off and write-down of intangible assets	5,570	3,480	—
Provision for note receivable	—	—	1,000
Deferred income taxes	35,553	(4,992)	(28,912)
Change in contingent earn-out liability	—	(4,564)	—
Loss on disposition of certain consumer product assets	2,728	—	—
Loss on disposal of property and equipment	265	—	—
Goodwill impairment	27,680	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	4,272	(7,927)	(7,750)
Inventories	(4,823)	(6,380)	(13,688)
Prepaid expenses and other current assets	(1,688)	(754)	(721)
Other assets	463	(195)	189
Accounts payable	3,312	(6,320)	3,875
Deferred revenue	1,742	(4,159)	3,258
Accrued expenses and other current and non-current liabilities	(2,286)	504	1,947

Net cash provided by operating activities	28,293	25,655	32,906

Cash flows from investing activities:
Purchases of property and equipment	(13,180)	(11,764)	(6,847)
Note receivable	—	—	(550)
Acquisitions of businesses, net of cash acquired	—	(30,780)	(6,667)
Purchases of intangible assets	(4,901)	(6,730)	(657)

Net cash used in investing activities	(18,081)	(49,274)	(14,721)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	8,301	12,062	19,746
Principal payment of capital lease and technology license obligations	(9,966)	(15,891)	(6,172)
Repurchases of shares of unvested common stock	—	—	(4)
Notes payable of the VIE to a third-party company	5,012	—	—

Net cash provided by (used in) financing activities	3,347	(3,829)	13,570

Net increase (decrease) in cash and cash equivalents	13,559	(27,448)	31,755
Cash and cash equivalents, beginning of period	63,225	90,673	58,918

Cash and cash equivalents, end of period	$76,784	$63,225	$90,673

Supplemental disclosure of cash flow information:
Cash paid for interest	67	229	406
Cash paid for taxes	1,048	468	424
Supplemental disclosure of cash flows from investing activities
Property and equipment and intangible assets acquired included in accounts payable, other accrued expense and other current liabilities	1,341	487	—
Supplemental disclosure of cash flow from financing activities:
Property and equipment and intangible assets acquired included in capital lease and technology license obligations	34,227	—	1,059
Issuance of common stock in connection with the acquisition	—	35,363	—

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

During the year ended December 31, 2010, the Company completed the purchase of certain assets of Celestial Systems, Inc. (“Celestial Systems”). Further, the Company completed the acquisition of substantially all of the assets of Wavesat Inc. (“Wavesat”) on January 25, 2011, and Celestial Semiconductor, Ltd. (“Celestial Semiconductor”) on March 4, 2011. For a complete discussion of the Company’s acquisition of MontaVista, Celestial Systems, Wavesat and Celestial Semiconductor, see Note 5 of Notes to Consolidated Financial Statements.

Basis of Consolidation

The consolidated financial statements include the accounts of Cavium, Inc., its wholly owned subsidiaries, and a variable interest entity, or VIE of which the Company is the primary beneficiary. Under the accounting principles generally accepted in the United States of America, or US GAAP, a VIE is required to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. See Note 5 of Notes to Consolidated Financial Statements for detailed discussions of the VIE. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Allowance for Doubtful Accounts

The Company reviews its allowance for doubtful accounts by assessing individual accounts receivable over a specific age and amount. The Company’s allowance for doubtful accounts were not significant as of December 31, 2012 and 2011.

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

The Company capitalizes the cost of fabrication masks that are reasonably expected to be used during production manufacturing. Such amounts are included within property and equipment and are generally depreciated over a period of 12 months and recorded as a component of cost of revenue. If the Company does not reasonably expect to use the fabrication mask during production manufacturing, the related mask costs are expensed to research and development in the period in which the costs are incurred.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other current liabilities, approximate their fair values due to their short-term nature. Notes payable is carried at cost which approximates fair value based on current interest rate.

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

Summarized below are individual customers whose accounts receivable balances were 10% or higher of the consolidated gross receivable:

	As of December 31,
	2012	2011
Percentage of gross accounts receivable
Flextronics	*	13%
Honhai	*	11%

*	Represents less than 10% of the gross accounts receivable for the respective period end.

Cisco accounted for 24%, 24% and 22% of net revenue in 2012, 2011 and 2010, respectively. No other customer accounted for more than 10% of our revenues in 2012, 2011 and 2010.

Business Combinations

The Company accounts for business combinations using the purchase method of accounting. The Company determines the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with the guidance provided under business combinations, the Company allocates the purchase price of business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process research and development, or IPR&D, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The Company makes valuation assumptions that require significant estimates, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets includes future expected cash flows from customer contracts, customer lists, and distribution agreements and acquired developed technologies, expected costs to develop IPR&D into commercially viable products, estimated cash flows from projects when completed and discount rates. The Company estimates the fair value based upon assumptions the Company believes to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred.

No acquisitions were made in 2012. Total acquisition costs expenses for the years ended December 31, 2011 and 2010 amounted to $2.2 million and $2.1 million, respectively. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Goodwill and intangible assets

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets and liabilities assumed. The Company evaluates goodwill for impairment at the reporting unit level at least on an annual basis in the fourth quarter of the calendar year or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. The Company performs a qualitative assessment to determine if any events have occurred or circumstances exist that would indicate that it is more-likely-than-not that a goodwill impairment exists. The qualitative factors include, but are not limited to: (a) macroeconomic conditions; (b) industry and market considerations ; (c) overall financial performance; (d) a significant adverse change in legal factors or in the business climate; (e) an adverse action or assessment by a regulator; (f) relevant entity-specific events including changes in management, strategy or customers; (g) a more-likely-than-not expectation of sale or disposal of a reporting unit or a significant portion thereof; or (h) sustained decrease in share price.

If any indicators exist based on the qualitative analysis that it is more-likely-than-not that a goodwill impairment exists, a two-step impairment test is used to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill. Determining the fair value of each reporting unit is judgmental in nature and requires the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions that are believed to be reasonable but are uncertain and subject to changes in market conditions. The Company generally uses two approaches to value its reporting units, the income approach and market approach. The income approach is based on discounted cash flows which were derived from internal forecasts and economic expectations. Key assumptions used to determine the fair value under the income approach include the cash flow period, terminal values based on a terminal growth rate and the discount rate. The market approach utilizes valuation multiples based on operating and valuation metrics from comparable companies in the industry. Certain estimates of discounted cash flows involve businesses with limited financial history and with developing revenue models which increase the risk of differences between the projected and actual performance.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets (or asset group) may not be fully recoverable. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, the Company estimates the future cash flows expected to be generated by the assets (or asset group) from its use or eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the grouping of long-lived assets and forecasts of future operating results that are used in the discounted cash flow method of valuation. If our actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges.

Revenue Recognition

The Company derives its revenue from sales of semiconductor products and sales of software licenses and services. The Company recognizes revenue when all of the following criteria have been met: (i) persuasive evidence of a binding arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is deemed fixed or determinable and free of contingencies and significant uncertainties, and (iv) collection is reasonably assured. The price is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices, which is often memorialized with a customer purchase order. Agreements with non-distributor customers do not include rights of return or acceptance provisions. The Company assesses the ability to collect from the Company’s customers based on a number of factors, including credit worthiness and any past transaction history of the customer.

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

Revenue and costs relating to product sales to distributors are deferred if the Company grants more than limited rights of returns and price credits or if it cannot reasonably estimate the level of returns and credits issuable. Deferred revenue, net of deferred cost on these shipments is reported as part of deferred revenue. Accounts receivable is recognized and inventory is relieved when the title to inventories are transferred, which typically takes place at the time of shipment, which is the point in time at which the Company has a legal enforceable right to collection under normal payment terms.

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

Collectibility is reasonably assured — The Company assesses the collectibility of an arrangement on a case-by-case basis, based on the financial condition of the customer as well as any established payment history.

For multiple-element arrangements entered into prior to the adoption of the amended guidance on multiple-delivery arrangements effective January 1, 2011, which contains software or software related elements, the Company allocates revenue between elements in a multiple-element revenue arrangement based on vendor specific objective evidence, or VSOE, of fair value for each undelivered element. VSOE is based on the price charged when an element is sold separately. The Company enters into multiple-element arrangements that generally include time-based licenses and support that are typically not sold separately. Revenue from these arrangements is deferred and recognized ratably over the term that support is offered, which is typically 12 months.

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

Effective January 1, 2011, the Company adopted the updated guidance on Multiple-Deliverable Revenue Arrangements. For transactions entered into subsequent to the adoption of this updated guidance, when a sales arrangement contains multiple elements with combinations of hardware, software, post contract support and/or professional services, and if the different elements in the arrangement qualify as separate units of accounting, the Company allocates total arrangement consideration to each element based on relative selling price. The selling price for a deliverable is based on its VSOE if available, third-party evidence, or TPE if VSOE is not available, or estimated selling price, or ESP if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for products and services revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. TPE is determined by evaluating competitor prices for similar deliverables when sold separately. Generally, the Company’s product offerings related to these arrangements contain a significant level of customization and contain significant portion of proprietary technology which are not exactly comparable to its peers, therefore pricing of products with similar functionality cannot be obtained, and thus the Company cannot determine TPE. When the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a standalone basis. The ESP is determined by considering multiple factors including, but not limited to pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles. The adoption of this new standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Advertising

The Company expenses advertising costs as incurred. Advertising costs were $924,000, $845,000 and $855,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Company applies the fair value recognition provisions of stock-based compensation. The stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as compensation expense net of an estimated forfeiture rate over the vesting period. The Company uses the closing trading price of its common stock on the date of grant as the fair value of the awards of restricted stock units. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options, which require various subjective assumptions, including expected volatility, expected term and the risk-free interest rates. For options granted prior to 2012, the expected volatility of common stock at the date of grant was based on reported market value data of a group of publicly traded companies, which were selected from certain market indices, that the Company believed was relatively comparable after consideration of their size, stage of life cycle, profitability, growth, and risk and return of investments. Further, the expected term was estimated using the simplified method as permitted by the provisions on stock-based compensation. Since the Company’s stock has been publicly traded since May 2007, the Company determined that it had sufficient trading history to use the historical volatility for option grants beginning in the first quarter of 2012. The Company recognizes stock-based compensation expense only for the portion of stock options that are expected to vest, based on the Company’s estimated forfeiture rate. If the actual number of future forfeitures differs from that estimated by management, the Company may be required to record adjustments to stock-based compensation expense in future periods.

The Company recognizes stock-based compensation for options and RSUs granted to employees in accordance with the fair value recognition provisions authoritative guidance as provided under stock-based compensation. In addition, the Company also recognizes stock-based compensation for holdback shares issued related to the Celestial Semiconductor acquisition (See Note 5 of Notes to Consolidated Financial Statements).

Income Taxes

The Company provides for deferred income taxes under the asset and liability method. Under this method, deferred tax assets, including those related to tax loss carryforwards and credits, and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets when management cannot conclude that it is more-likely-than-not that the net deferred tax asset will be recovered. The valuation allowance was determined by assessing both positive and negative evidence to determine whether it is more-likely-than-not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity that are not the result of transactions with stockholders. For the years ended December 31, 2012, 2011 and 2010, there were no components of comprehensive income (loss) which were excluded from the net income (loss) and, therefore, no separate statement of comprehensive income (loss) has been presented.

Foreign Currency Translation

The Company uses the United States dollar as the functional currency for its subsidiaries. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets and liabilities. Net revenue and expenses are remeasured at average exchange rates in effect during each period, except for those revenue, cost of sales and expenses related to the nonmonetary assets and liabilities, which are remeasured at historical exchange rates. The aggregate foreign exchange gain or loss, which was included in other, net in the consolidated statements of operations are not material for the years ended December 31, 2012, 2011 and 2010.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board, or FASB, issued updated guidance on indefinite-lived intangible assets impairment test. This guidance is intended to reduce the cost and complexity of testing indefinite-lived intangible assets for impairment, other than goodwill. It allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. This guidance will be effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect this new guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

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

The following table sets forth the computation of net income (loss) per share:

	Year ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Net income (loss) attributable to the Company	$(112,632)	$33	$37,124

Weighted average common shares outstanding—basic	49,886	48,311	44,740
Dilutive effect of employee stock plans	—	2,460	3,495

Weighted average common shares outstanding—diluted	49,886	50,771	48,235

Basic net income (loss) per share	$(2.26)	$0.00	$0.83

Diluted net income (loss) per share	$(2.26)	$0.00	$0.77

The following weighted average outstanding options and restricted stock units were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Options to purchase common stock	4,198	507	143
Restricted stock units	1,824	28	—

3. Fair Value Measurements

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

At December 31, 2012 and 2011, all of the Company’s investments were classified as cash equivalents and are comprised of an investment in a money market fund. The Company determined the fair value hierarchy of its money market fund as Level 1, which approximated $50.2 million and $47.7 million as of December 31, 2012 and 2011, respectively.

There are no other financial assets and liabilities, except those disclosed in Notes 5 and 6 of Notes to Consolidated financial statements that require Level 2 or Level 3 fair value hierarchy measurements and disclosures.

4. Balance Sheet Components

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value) and are comprised of the following:

	As of December 31,
	2012	2011
	(in thousands)
Work-in-process	$33,418	$31,419
Finished goods	13,090	10,300

	$46,508	$41,719

Property and equipment, net, consist of the following:

	As of December 31,
	2012	2011
	(in thousands)
Mask costs and test equipment	$32,771	$24,204
Software, computer and other equipment	35,563	25,789
Furniture, office equipment and leasehold improvements	1,089	784

	69,423	50,777
Less: accumulated depreciation and amortization	(38,731)	(33,750)

	$30,692	$17,027

Depreciation and amortization expense was $14.8 million, $11.8 million and $8.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company has capitalized $4.8 million, $5.1 million and $3.1 million of mask costs for the years ended December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2012, 2011 and 2010, total amortization expense from masks was $4.2 million, $2.7 million and $1.4 million, respectively. The unamortized balance of capitalized mask costs at December 31, 2012 and 2011 was $3.3 million and $2.7 million, respectively.

The Company leases certain design tools under time-based capital lease and certain financing arrangements which are included in property and equipment, which total cost, net of accumulated depreciation and amortization amounted to $16.8 million and $4.6 million at December 31, 2012 and 2011, respectively. Amortization expense related to assets recorded under capital lease and certain financing arrangements was $4.8 million, $4.1 million and $3.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Other accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2012	2011
	(in thousands)
Accrued compensation and related benefits	$4,458	$4,451
Professional fees	1,067	1,011
Restructuring related payables	210	1,140
Deferred compensation	—	568
Income tax payable	467	760
Other	2,478	1,092

	$8,680	$9,022

Warranty accrual

The following table presents a reconciliation of the Company’s warranty liability, which is included within accrued expenses and other current liabilities in the consolidated balance sheets:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Beginning balance	$412	$234	$209
Accruals	467	802	345
Settlements and adjustments made	(439)	(624)	(320)

Ending balance	$440	$412	$234

Deferred revenue consists of the following:

	As of December 31,
	2012	2011
	(in thousands)
Services / Support and Maintenance	$8,017	$4,176
Software License / Subscription	2,529	4,683
Distributors	2,398	2,343

	$12,944	$11,202

Other non-current liabilities consist of the following:

	As of December 31,
	2012	2011
	(in thousands)
Accrued rent	$659	$750
Income tax payable	779	920
Restructuring related payables	52	248
Other	480	844

	$1,970	$2,762

5. Business Combinations and Divestitures

Acquisition of Celestial Systems, Inc.

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

With this acquisition, the Company gained critical mass in delivering key technologies and services such as digital media product development and android commercialization and support. The acquired goodwill, which is expected to be fully deductible for tax purposes in future periods, has been allocated to the software and services reportable segment.

The results of operations from Celestial Systems have been included in the Company’s consolidated statements of operations only since the date of acquisition. Pro forma results of operations for the acquisition have not been presented as the effect has not been significant.

Acquisition of Wavesat Inc.

On January 25, 2011, the Company completed the acquisition of substantially all of the assets of Wavesat Inc. (“Wavesat”) including, but not limited to, certain intellectual property, all of Wavesat’s rights to, in and under customer contracts and other material agreements, inventory, fixed assets and assumed certain liabilities for a total purchase price of $10.5 million.

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

Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, this asset will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D project, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence. The fair value of the IPR&D was determined based on an income approach using the discounted cash flow method. A discount rate of 17% was used to value the project based on the implied rate of return of the transaction, adjusted to reflect additional risks inherent in the acquired project. During the fourth quarter of 2011, the Company decided to abandon the related IPR&D project. As such the initially recognized fair value of acquired IPR&D was charged to selling and general administrative expense within total operating expenses (see Note 6 of Notes to Consolidated Financial Statements).

The fair value of the existing technology was determined based on an income approach using the discounted cash flow method. A discount rate of 13% was used to value the existing technology and was estimated using a discount rate based on implied rate of return of the transaction, adjusted for specific risk profile of the asset. The remaining useful life for the existing technology was based on historical product development cycles, the projected rate of technology attrition, and the pattern of projected economic benefit of the asset. The fair value of core technology and trademark were determined using a variation of income approach known as profit allocation method. The discount rates for core technology and trademark were 14% and 15%, respectively. The estimated useful life was determined based on the future economic benefit expected to be received from the assets. During the year ended December 31, 2011, the Company decided to write-down the carrying value of the existing technology, core technology and trademarks as a result of the assessment of the recoverability and future benefit from the assets. The write-down of the intangible assets was charged to selling and general administrative expense within total operating expenses (see Note 6 of Notes to Consolidated Financial Statements).

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

In February 2012, the Company filed an indemnity notice and escrow claim against Celestial Semiconductor for the escrow fund amounting to $4.4 million. The claim alleged Celestial Semiconductor breached certain representations made in the asset purchase agreement. The claim was settled on March 21, 2012, and the full amount of the escrow was released to the Company. Since the related settlement claim does not establish a clear and direct link to the acquisition price, the Company reflected the receipt of the settlement proceeds in the condensed consolidated statement of operations in the first quarter of 2012 as a credit to sales, general and administrative expenses within total operating expenses.

The total common stock issued to Celestial Semiconductor was determined by dividing the purchase price consideration of $35.0 million as per the asset purchase agreement with the Company’s average stock price of $43.41, or total equivalent common stock of 806,265 shares. The average stock price was determined based on the average closing price reported on NASDAQ for the 15 trading days ending five trading days prior to March 1, 2011. The Company, Celestial Semiconductor and a former executive of Celestial Semiconductor, who became an employee of the Company, entered into a holdback share agreement to hold 48,000 shares issued to such executive in an escrow account. Such holdback shares would vest and would be released to such executive over two years following the acquisition date subject to the terms and conditions of continued employment with the Company. Accordingly, the fair value of such shares at the closing date, approximately $2.1 million, was not included in the purchase price and would be accounted for as liability-classified stock-based compensation and recognized ratably over the vesting period of two years. The vested shares are marked-to-market at each reporting period and the related compensation liability is recorded as deferred compensation in accrued expenses and other current liabilities and reclassified to stockholders’ equity upon release of the vested shares. During the first quarter of 2012, the Company released 4,733 vested shares in accordance with the vesting term per the holdback share agreement. In April 2012, the Company and such executive signed an employment separation agreement wherein as part of the employment separation package, the Company agreed to release the remaining holdback shares to such executive at the separation date. Accordingly, the Company recognized the stock-based compensation expense related to the accelerated vesting of such remaining holdback shares at the separation date. Total stock-based compensation expense recorded as sales, general and administrative expenses related to such holdback shares for years ended December 31, 2012 and 2011, amounted to $753,000 and $568,000, respectively.

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

The initial fair value of the earn-out liability expected to be distributed to other selling shareholders amounted to $3.4 million and was accounted for as part of the purchase price and was recorded as acquisition related payables in other accrued expense and other current liabilities. The initial fair value of the earn-out liability to be distributed to the affected employees amounted to $3.4 million and was not considered to be a component of the purchase price. Instead, considering the terms of employment, compensation expense was recognized ratably over a one year period beginning on the acquisition date. As of the second quarter of 2011, the Company recorded $1.1 million as accrued compensation and related benefits in other accrued expense and other current liabilities. In accordance with the business combination guidance, any changes in the fair value of the contingent earn-out consideration subsequent to the acquisition date, including changes from events after the acquisition date, are recognized in earnings in the period the estimated fair value changes. During the third quarter of 2011, management determined that the qualifying earn-out revenue would likely not be achieved due to a delay in the end customers’ product roll-out. As such, management assessed that the initial contingent earn-out liability totaling $4.6 million would likely not be paid out, and thus, the related liability was reversed within sales, general and administrative expenses within total operating expenses. The qualifying earn-out was not achieved within the earn-out period which expired on March 4, 2012, the first year anniversary of the acquisition.

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

Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, this asset will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence. The fair value of the IPR&D was determined based on an income approach using the discounted cash flow method. A discount rate of 17% was used to value the project based on the implied rate of return of the transaction, adjusted to reflect additional risks inherent in the acquired project. During the fourth quarter of 2011, the Company decided to abandon one of the two IPR&D projects. As such, the related initial fair value of such IPR&D project amounting to $305,000 was charged to selling, general and administrative expense within total operating expenses. The other IPR&D project was completed with an initial fair value of $295,000 was classified as part of finite-lived intangible assets, and will be amortized over the estimated useful life of 5 years.

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

With the acquisition of Celestial Semiconductor, the Company added capabilities to enable a processor family targeted for the market of converged media, gateway and wireless display applications. This factor contributed to a purchase price resulting in the recognition of goodwill, which was allocated to the Company’s semiconductor products reportable segment. Of the total acquired goodwill from Celestial Semiconductor, approximately $19.3 million is expected to be deductible for tax purposes in future periods. The change in the deductible goodwill amount from December 31, 2011 was due to the release of escrow to the Company in the first quarter of 2012 and the change in the allocation of certain acquired assets among the Company and its affiliates.

Pro forma financial information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company, Wavesat and Celestial Semiconductor. The pro forma results of operations for the acquisition of Celestial Systems have not been presented as the effect is not significant. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the comparable prior annual reporting period as presented (in thousands):

	Net Revenue	Net Loss
Actual from acquisition dates of Wavesat and Celestial Semiconductor to December 31, 2011	$4,015	$(16,740)
Supplemental pro forma from January 1, 2011 to December 31, 2011	259,525	(5,439)
Supplemental pro forma from January 1, 2010 to December 31, 2010	222,326	(2,390)

The supplemental pro forma information from January 1, 2011 to December 31, 2011 combines the historical results of the Company, Wavesat and Celestial Semiconductor for the year ended December 31, 2011, adjusted had the acquisition date been January 1, 2010. The supplemental pro forma net loss was adjusted to exclude acquisition related costs incurred by the Company, Wavesat and Celestial Semiconductor of $5.4 million, write-off of IPR&D of $1.1 million and write-down of intangible assets of $2.4 million; and excludes net credit related to the release of the contingent earn-out liability of $3.4 million. The supplemental pro forma net loss was also adjusted to include amortization of acquired intangibles of $826,000 calculated from January 1, 2011 to the respective acquisition dates.

The supplemental pro forma information from January 1, 2010 to December 31, 2010 combines the historical results of the Company, Wavesat and Celestial Semiconductor for the year ended December 31, 2010, adjusted had the acquisition date been January 1, 2010. The supplemental pro forma net loss was adjusted to include acquisition related costs incurred by the Company, Wavesat and Celestial Semiconductor of $5.4 million, write-off of IPR&D of $1.1 million and write-down of intangible assets of $2.4 million; and includes net credit related to the release of the contingent earn-out liability of $3.4 million. The supplemental pro forma net loss was also adjusted to include amortization of acquired intangibles of $5.2 million calculated for the year ended December 31, 2010.

Variable Interest Entity

In May 2012, the Company entered into a secured note purchase agreement with a VIE to provide cash advances. As of December 31, 2012, the Company had made cash advances of $4.0 million under three convertible notes receivable which mature between December 31, 2013, and August 31, 2014. In addition, a certain third-party company (a non-controlling interest) had made cash advances of $5.0 million under two convertible notes receivable which mature between December 31, 2013, and August 31, 2014. Certain of the convertible notes are collateralized by a lien on the VIE’s assets. Pursuant to the convertible notes, in the event of a qualified equity financing of the VIE, the outstanding principal balance plus the accrued interest of the convertible notes would be automatically converted into preferred stock of the VIE. The Company also has the purchase option to acquire the assets of the VIE at a price specified in the secured note purchase agreement. The Company has concluded that it is the primary beneficiary of the VIE due to the Company’s investment risk to absorb the losses of the VIE and the purchase option to acquire the assets of the VIE. As such, the Company has included the accounts of the VIE in the consolidated financial statements. The significant components of the VIE’s financial statements included in the Company’s consolidated financial statements as of and for the year ended December 31, 2012 include cash of $4.1 million, intangible assets of $1.0 million, notes payable of $5.0 million and a net loss, net of portion to non-controlling interest of $3.2 million.

Disposition of Certain Consumer Product Assets

On September 28, 2012, the Company completed the sale of certain consumer product assets to a third-party company. The consumer product assets that were sold originated from the acquisition of Star Semiconductor (part of the semiconductor reporting unit) in fiscal year 2008 and had been further developed by the Company. Under the asset purchase agreement, the Company agreed to transfer certain assets such as property and equipment and intangibles to the third-party company for an aggregate cash consideration of $2.4 million, payable in installments starting from January 10, 2013 through January 10, 2015. The carrying value of the assets related to the sale amounted to $2.7 million and were recognized as a loss on disposition of certain consumer product assets within sales, general and administrative expenses for the year ended December 31, 2012. The Company determined that the payment terms are not fixed and determinable and as such the Company treated this transaction as a disposition of assets and will recognize the future payments as a credit to sales, general and administrative expenses when the payments are due.

Subsequent Sale of Certain Assets of MontaVista

On January 24, 2013, the Company completed the sale of certain assets of MontaVista to a third-party company. The assets sold originated from the acquisition of MontaVista Software, Inc. in fiscal year 2009 and is part of the software and services reporting unit. Under the asset purchase agreement, the Company agreed to transfer certain assets for an aggregate cash consideration of $3.3 million. The carrying value of the assets related to the sale is approximately $2.6 million, consisting of a portion of the goodwill from software and services reporting unit of $2.2 million and the remaining related to the carrying costs associated with the assets transferred such as property and equipment and intangible assets. These assets are classified as assets held for sale in the consolidated balance sheets as of December 31, 2012. The difference between the sale consideration and the carrying value of the assets related to sale will be recognized as a gain on sale of certain assets of MontaVista within sales, general and administrative expenses in the first quarter of 2013.

6. Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of goodwill by reporting unit:

	As of December 31, 2012			As of December 31, 2011
	Semiconductor Products	Software and Services	Total	Semiconductor Products	Software and Services	Total
	(in thousands)
Balance at beginning of the year	$56,389	$45,013	$101,402	$12,217	$45,013	$57,230
Additions	—	—	—	44,172	—	44,172
Adjustments	(73)	(2,171)	(2,244)	—	—	—
Impairment	—	(27,680)	(27,680)	—	—	—

Balance at end of the year	$56,316	$15,162	$71,478	$56,389	$45,013	$101,402

The additions to goodwill in 2011 relates to the acquisition of Wavesat and Celestial Semiconductor. The adjustments to goodwill in 2012 relates to the portion of the goodwill related to the disposition of certain consumer product assets and assets held for sale for the sale of certain assets of MontaVista, allocated based on the relative fair value (see Note 5 of Notes to Consolidated Financial Statements).

The Company reviews goodwill for impairment annually at the beginning of its fourth calendar quarter and whenever events or changes in circumstances that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. In accordance with the applicable accounting guidance, the Company performed a two-step impairment test on its reporting units as part of its annual goodwill impairment assessment in the fourth quarter of 2012 and concluded that goodwill impairment does not exist in the semiconductor reporting unit due to a significant excess of the fair value over the carrying valueof the reporting unit. In the first step of the impairment test of the software and services reporting unit, the fair value of the related reporting unit was compared to its carrying amount, including goodwill to determine if potential impairment existed. The fair value estimate in step one was determined using the weighted fair values derived from the income and market approach. The income approach was based on discounted cash flows which include assumptions for, among others, forecasted revenue, gross margins, working capital cash flows, growth rates, and long-term discount rates, all of which required significant judgment by management. The long-term discount rate used is based on the weighted average cost of capital adjusted for the relevant risks associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. The assumptions took into account the current industry environment and its impact on the Company’s business. The market approach utilized valuation multiples based on operating and valuation metrics from comparable companies in the industry. The change in the value of the reporting unit from the prior year and the 2012 interim period were primarily due to the decline in forecasted cash flow, a significant decline in the revenues related to the sale of certain assets of MontaVista, which also impacted the fair value of the business unit, and overall industry comparables on revenue multiples. The reporting unit’s fair value following the described fair value estimation approach amounted to $26.8 million. In accordance with the accounting guidance on fair value measurements and disclosures, the fair value hierarchy of the reporting unit’s fair value was classified as Level 3.

As a result of the first step of the goodwill impairment test, the Company determined that impairment existed within the software and services reporting unit as the carrying amount of the related reporting unit exceeded its fair value. As such, the Company also assessed that it was more-likely-than-not that impairment of the long-lived tangible and intangible assets within the asset group existed prior to performing the second step of the goodwill impairment analysis and concluded that certain acquired intangible assets were impaired. See detailed discussions on intangible asset impairment below.

In the second step of the goodwill impairment analysis, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on the Company’s analyses, the implied fair value of goodwill was lower than the carrying value of goodwill for the software and services reporting unit. As a result, the Company recorded $27.7 million as a goodwill impairment charge in the fourth quarter of 2012 in the consolidated statement of operations.

The estimates and assumptions described above used to estimate the goodwill impairment charge are subject to a high degree of bias and uncertainty. Different assumptions as to the Company’s future revenues, cost structure, growth rate and discount rate would result in estimated future cash flows that could be materially different than those considered in the impairment assessment performed. Any future fair value estimates for the Company’s reporting unit that are greater than the fair value estimate at the impairment test, will not result in a reversal of the impairment charges.

Intangible assets, net consisted of the following:

	As of December 31, 2012			Weighted average remaining amortization period (years)
	Gross	Accumulated Amortization	Net
	(in thousands)
Existing and core technology—product	$47,658	$(35,326)	$12,332	2.39
Technology licenses	66,034	(20,078)	45,956	7.94
Customer contracts and relationships	8,991	(5,291)	3,700	4.93
Trade name	2,296	(1,396)	900	2.10
Order backlog	640	(640)	—	—

Total amortizable intangible assets	$125,619	$(62,731)	$62,888	6.57

	As of December 31, 2011			Weighted average remaining amortization period (years)
	Gross	Accumulated Amortization	Net
	(in thousands)
Existing and core technology—product	$48,052	$(23,386)	$24,666	3.61
Technology licenses	35,630	(13,390)	22,240	6.97
Customer contracts and relationships	8,991	(3,031)	5,960	5.41
Trade name	2,296	(964)	1,332	3.10
Order backlog	640	(623)	17	0.17

Total amortizable intangible assets	95,609	(41,394)	54,215	5.18

Intangible assets include among others, technology licenses, core technology, customer contracts and relationships acquired either as a result of business acquisitions or licensing from third-party vendors. Significant additions to the intangible assets during the year ended December 31, 2012 relates to technology licenses which include architecture license, patent licenses and other technology licenses.

Amortization expenses were $17.2 million, $13.9 million and $6.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As a result of the goodwill impairment test as discussed above, the Company also evaluated the recoverability of its long-lived assets within its asset group. The determination of the recoverability is based on the estimated undiscounted cash flows expected to be generated from the long-lived asset group compared to the carrying amount of the long-lived asset group. The Company determined that the carrying value of the long-lived asset group was not recoverable as the carrying value of the long-lived asset group which contained the intangible assets exceeded the undiscounted cash flows of the long-lived asset group for a period of time commensurate with the remaining useful life of the primary asset of the group plus a salvage value of the asset group at the end of this period. The impairment loss was calculated by comparing the fair value of the intangible assets to their carrying value. In calculating the fair value of the intangible assets, the Company utilized discounted cash flow assumptions related to the acquired intangible assets in the long lived asset group. This fair value measurement was based on significant management judgment to forecast the future operating results, inputs not observed in the market and thus represented a Level 3 measurement. This resulted in an impairment charge for certain acquired intangible assets, primarily subscriber-base and customer contracts and relationships of $5.6 million recorded during the fourth quarter of 2012. The significant decline in fair value of the intangible assets was primarily attributable to the decline in forecasted revenue in the software and services reporting unit. During the year ended December 31, 2011, the Company wrote-off the acquired IPR&D of $1.1 million as a result of the abandonment of the certain projects. In addition, the Company recorded an impairment loss related to certain acquired intangibles within semiconductor reporting unit of $2.4 million as a result of the recoverability assessment using the expected cash flows from the cash generating group to which the assets belong. The impairment charges were recorded in sales, general and administrative expenses in the consolidated statement of operations.

The estimated future amortization expense from amortizable intangible assets is as follows (in thousands):

2013	$16,843
2014	14,113
2015	6,933
2016	5,163
2017 and thereafter	19,836

$62,888

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

In the first quarter of 2012, the Company recorded an additional restructuring accrual amounting to $420,000 related to the leased facility of Wavesat in Canada which is no longer occupied. The Company expects the obligation to be settled by March 2014.

In connection with a workforce action during the years ended December 31, 2012 and 2011, the Company incurred $1.2 million and $504,000 in expense primarily related to severance and other related benefits.

A summary of the accrued restructuring liabilities, net of related activities during the years ended December 31, 2012 and 2011 are as follows (in thousands):

	As of December 31, 2012			As of December 31, 2011
	Severance and other benefits	Excess Facility Related Cost	Total	Severance and other benefits	Excess Facility Related Cost	Total
Accrued restructuring at beginning of the year	$—	$1,388	$1,388	$—	$940	$940
Additions	1,245	420	1,665	504	918	1,422
Cash payments and other non-cash adjustments	(1,245)	(1,545)	(2,790)	(504)	(470)	(974)

Accrued restructuring at end of the year	—	262	262	—	1,388	1,388
Less: current portion	—	210	210	—	1,140	1,140

Long-term portion	$—	$52	$52	$—	$248	$248

8. Stockholders’ Equity

Common and Preferred Stock

As of December 31, 2012, the Company is authorized to issue 200,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. The Company has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2012 and 2011, no shares of preferred stock were outstanding.

2007 Stock Incentive Plan

Upon completion of its IPO in May 2007, the Company adopted the 2007 Stock Incentive Plan, the 2007 Plan, which reserved 5,000,000 shares of the Company’s common stock. The number of shares of the common stock reserved for issuance will be increased annually on January 1st each year for 10 years commencing from January 1, 2008 through January 1, 2017, by the lesser of (i) 5% of the total number of shares of the common stock outstanding on the applicable January 1st date or (ii) 5,000,000 shares. The board of directors may also act, prior to the first day of any fiscal year, to increase the number of shares as the board of directors shall determine, which number shall be less than each of (i) and (ii). The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2007 Plan is equal to 10,000,000 shares. As of December 31, 2012, there were 6,072,389 shares reserved for issuance under the 2007 Plan. The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively, “stock awards”), and performance cash awards, all of which may be granted to employees (including officers), directors, and consultants or affiliates. Awards granted under the 2007 Plan vest at the rate specified by the plan administrator, for stock options, typically with 1/8th of the shares vesting six months after the date of grant and 1/48th of the shares vesting monthly thereafter over the next three and one half years and for restricted stocks typically with quarterly vesting over four years. The term of awards expires seven to ten years from the date of grant. As of December 31, 2012, 12,082,039 shares have been granted under the 2007 Plan.

2001 Stock Incentive Plan

The Company’s 2001 Stock Incentive Plan, the 2001 Plan, expired as of December 31, 2011, thus there were no outstanding shares reserved for issuance. Options granted under the 2001 Plan were either incentive stock options or non-statutory stock options as determined by the Company’s board of directors. Options granted under the 2001 Plan vested at the rate specified by the plan administrator, typically with 1/8th of the shares vesting six months after the date of grant and 1/48th of the shares vesting monthly thereafter over the next three and one half years to four and one half years. The term of option expire ten years from the date of grant.

Under the Company’s 2001 Plan, certain employees have the right to early-exercise unvested stock options, subject to rights held by the Company to repurchase unvested shares in the event of voluntary or involuntary termination. For options granted prior to March 2005, the Company has the right to repurchase any such shares at the shares’ original purchase price. For options granted after March 2005, the Company has the right to repurchase such shares at the lower of market value or the original purchase price. No outstanding unvested shares of common stock as of December 31, 2012 and 2011.

Detail related to stock option activity is as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2009	7,569,097	$9.84
Options granted	768,226	25.52
Options exercised	(2,407,792)	8.20
Options cancelled and forfeited	(315,967)	15.97

Balance as of December 31, 2010	5,613,564	$12.34
Options granted	403,960	37.81
Options exercised	(1,265,016)	9.54
Options cancelled and forfeited	(100,788)	15.35

Balance as of December 31, 2011	4,651,720	$12.34
Options granted	354,834	33.69
Options exercised	(645,104)	12.87
Options cancelled and forfeited	(163,746)	23.89

Balance as of December 31, 2012	4,197,704	$16.83

The aggregate intrinsic value for options exercised during the year ended December 31, 2012 and 2011, were $12.6 million and $41.3 million, respectively, representing the difference between the closing price of the Company’s common stock at the date of exercise and the exercise price paid.

The following table summarizes information about stock options outstanding as of December 31, 2012:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price	Aggregrate Intrinsic Value
$0.30 – $1.50	135,749	2.39	$0.88	135,749	$0.88
3.04 – 3.04	604,003	3.22	3.04	604,003	3.04
3.74 – 8.52	145,190	3.17	7.76	144,939	7.76
10.32 – 10.32	1,006,341	3.10	10.32	929,756	10.32
12.56 – 14.42	108,004	3.06	13.81	102,009	13.85
14.80 – 14.80	575,386	2.21	14.80	575,386	14.80
16.32 – 24.16	643,644	3.69	22.06	494,919	21.80
24.99 – 42.01	979,387	5.34	33.69	435,603	32.21

0.30 – 42.01	4,197,704	3.59	$16.83	3,422,364	$13.86	$64,074,753

Exercisable	3,422,364	3.27	$13.86			$60,701,164

Vested and expected to vest	4,174,989	3.58	$16.73			$64,062,833

The aggregate intrinsic value for options outstanding at December 31, 2012, represents the difference between the weighted average exercise price and the closing price of the Company’s common stock at December 31, 2012, as reported on The NASDAQ Global Market, for all in the money options outstanding.

The fair value of each employee option grants for the years ended December 31, 2012, 2011 and 2010, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

	For the Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.57% to 1.55%	0.59% –1.64%	1.03% –2.09%
Expected life	4.08 – 4.53 years	4.53 years	4 – 5 years
Dividend yield	0%	0%	0%
Volatility	51.3% – 57.3%	54.0% –54.8%	55.0% –57.0%

The estimated weighted-average grant date fair value of options granted during the 12 months ended December 31, 2012, 2011 and 2010 were $14.79, $17.29 and $12.20, respectively. There were $9.6 million of unrecognized compensation cost, net of estimated forfeitures as of December 31, 2012 which is expected to be recognized over a weighted average period of 1.87 years.

Restricted Stock Unit Awards

The Company began issuing restricted stock units, or RSUs, in 2007. Shares are issued on the date the restricted stock units vest, and the fair value of the underlying stock on the dates of grant is recognized as stock-based compensation over a three or four-year vesting period. A summary of the activity of restricted stock for the related periods are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2009	842,536	$17.49
Granted	1,250,741	25.66
Issued and released	(424,551)	20.64
Cancelled and forfeited	(76,687)	23.01

Balance as of December 31, 2010	1,592,039	$22.80
Granted	1,215,771	37.15
Issued and released	(693,735)	26.16
Cancelled and forfeited	(161,470)	25.42

Balance as of December 31, 2011	1,952,605	$30.33
Granted	1,165,136	34.23
Issued and released	(882,535)	29.34
Cancelled and forfeited	(411,643)	30.90

Balance as of December 31, 2012	1,823,563	$33.17

The total intrinsic value of the RSUs issued as of December 31, 2012 was $56.9 million, representing the closing price of the Company’s stock on December 31, 2012, multiplied by the number of non-vested RSUs expected to vest as of December 31, 2012.

For RSUs, stock-based compensation is calculated based on the market price of the Company’s common stock on the date of the grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recognized on a straight-line basis, over the vesting period.

As of December 31, 2012, the total unrecognized compensation cost, net of estimated forfeitures related to restricted stock units granted under the Company’s 2007 Equity Incentive Plan amounted to $51.2 million, which is expected to be recognized over a weighted average period of 2.41 years.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the consolidated statement of operations for each of the periods presented:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cost of revenue	$1,954	$1,781	$1,271
Research and development	16,729	13,829	9,929
Sales, general and administrative	18,513	15,646	10,269

	$37,196	$31,256	$21,469

The total stock-based compensation capitalized as part of inventory as of December 31, 2012 and 2011, was not significant.

9. Income Taxes

The following table presents the provision for (benefit from) income taxes and the effective tax rates:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Income (loss) before income taxes	$(77,342)	$(4,452)	$9,699
Provision for (benefit) from income taxes	36,321	(4,485)	(27,425)
Effective tax rate	-47.0%	100.7%	-282.8%

The provision for income taxes for the year ended December 31, 2012, was primarily related to the establishment of a valuation allowance against the deferred tax assets in the United States and the taxes assessed by foreign jurisdictions. The recording of valuation allowance was mainly due to the fact that the losses generated by the Company’s United States operations for the year ended December 31, 2012 caused the Company’s operating results for the most recent three-year period ended December 31, 2012, to be in a loss position on a cumulative basis, as well as the $27.7 million impairment of goodwill during the fourth quarter of 2012. In making this determination, the Company considered all available evidence, both positive and negative. Such evidence included, among others, the Company’s history of losses and profitability, jurisdictional income recognition trends, taxable income adjusted for certain extraordinary and other items, the impact of acquisitions, and forecasted income by jurisdiction. The benefit from income taxes for the year ended December 31, 2011 was primarily related to the federal research and development credits and stock-based compensation related to the joint research and development arrangement with the Company’s foreign affiliate, partially offset by the foreign rate differential due to foreign loss being tax benefited at lower rates than the U.S. statutory rate. The benefit from income taxes for the year ended December 31, 2010, primarily consists of a $28.9 million tax benefit due to the release of valuation allowance for federal income tax assets, partially offset by tax provision of $1.5 million. The release of valuation allowance was due to the Company’s history of earnings and expectation of future taxable income for U.S. federal income tax purposes. In making this determination, the Company considered all available evidence, both positive and negative. Such evidence included, among others, the Company’s history of losses and profitability, jurisdictional income recognition trends, taxable income adjusted for certain extraordinary and other items, the impact of acquisitions, and forecasted income by jurisdiction.

The domestic and foreign components of income (loss) before income tax expense were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Domestic	$(63,739)	$(8,425)	$(8,456)
Foreign	(13,603)	3,973	18,155

	$(77,342)	$(4,452)	$9,699

Provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Current tax provision (benefit)
Domestic	$(320)	$(355)	$658
Foreign	1,085	862	829

	765	507	1,487

Deferred tax provision (benefit)
Domestic	35,344	(5,000)	(28,846)
Foreign	212	8	(66)

	35,556	(4,992)	(28,912)

Provision for (benefit from) income taxes	$36,321	$(4,485)	$(27,425)

The Company’s effective tax rate differs from the United States federal statutory rate as follows:

	Year Ended December 31,
	2012	2011	2010
Income tax at statutory rate	35.0%	35.0%	35.0%
Stock compensation costs	(1.1)	42.4	9.6
Other	0.3	(3.7)	1.8
Foreign net operating losses not benefited	—	—	0.2
State taxes, net of federal benefit	(0.9)	(0.6)	0.1
Foreign income inclusion in the U.S.	(0.4)	(10.0)	—
Research and development credits	—	77.6	(16.3)
Foreign tax rate differential	(8.8)	(40.0)	(43.3)
Change in valuation allowance	(58.6)	—	(269.9)
Goodwill impairment	(12.5)	—	—

Total	(47.00)%	100.70%	(282.80)%

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities are as follows:

	As of December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Tax credits	$21,353	$21,361
Net operating loss carryforwards	25,868	14,939
Capitalized research and development	22	29
Stock compensation	9,066	7,195
Other	4,444	4,407

Gross deferred tax assets	60,753	47,931
Less: valuation allowance	(59,736)	(13,513)

Net deferred tax assets	1,017	34,418
Deferred tax liabilities:
Depreciation and amortization	(1,735)	(270)
Other	(686)	—

Net deferred tax assets (liabilities)	$(1,404)	$34,148

As of December 31, 2012, the Company had total net operating loss carryforwards for federal and states of California and Massachusetts income tax purposes of $175.5 million and $136.6 million, respectively. If not utilized, these federal and state net operating loss carryforwards will expire beginning in 2020 and 2013, respectively. The federal and states of California and Massachusetts net operating loss carryforwards include excess windfall deductions of $112.0 million and $70.4 million, respectively.

The Company is tracking the portion of its deferred tax assets attributable to stock option benefits in a separate memo account pursuant to the accounting guidance for stock-based compensation. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to the guidance under stock-based compensation, the stock option benefits of approximately $43.5 million will be recorded to equity when it reduces cash taxes payable.

The Company also had federal and state research and development tax credit carryforwards of approximately $11.7 million and $8.8 million, respectively. The federal and state tax credit carryforwards will expire commencing 2020 and 2016, respectively, except for the California research tax credits which carry forward indefinitely. The Company also has various federal tax credits of approximately $860,000.

The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. The need for valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of the Company’s net deferred tax assets during the fourth quarter of 2012, the Company determined that it was more-likely-than-not it would not realize the full value of its federal and state deferred tax assets. As such, the Company determined that as of December 31, 2012, a full valuation allowance is required on its net federal and state deferred tax assets. The provision for income taxes increase in the period the valuation allowance against deferred tax assets is established. Adjustments could be required in the future if the Company concludes that it is more-likely-than-not that deferred tax assets are recoverable. A release of valuation allowance could have the effect of decreasing the income tax provision in the statement of operations in the period the valuation allowance is released.

Certain of the Company’s net operating losses and research credits totalling $56.9 million are subject to an annual limitation of $1.8 million to $5.7 million over the next 17 years due to ownership change limitations required by the Internal Revenue Code and similar state provisions. This limitation also results in some amount of these carryforwards expiring prior to benefiting the Company. The deferred tax assets shown above have been adjusted to reflect these expiring carryforwards.

Undistributed earnings of the Company’s foreign subsidiary of approximately $864,000 and $587,000 as of December 31, 2012 and 2011, respectively, are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. As of December 31, 2012 and 2011, the amount of potential United States income tax of a future distribution would result in an insignificant amount of United States and foreign taxes.

The following table summarizes the activity related to the unrecognized tax benefits:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Balance at beginning of the year	$11,164	$12,949	$4,849
Gross increases (decreases) related to prior year’s tax positions	312	(3,340)	6,943
Gross increases related to current year’s tax positions	1,273	1,555	1,157

Balance at the end of the year	$12,749	$11,164	$12,949

Included in the unrecognized tax benefits at December 31, 2012, is $738,000 that, if recognized, would reduce the Company’s annual effective tax rate after considering the valuation allowance. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has no significant accrued potential penalties and interest as of December 31, 2012 and 2011, as a significant amount of liabilities have been recorded against loss carryforwards on a net basis. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company in the future may expand its international operations and staff to better support its expansion into international markets. The Company’s foreign subsidiaries have licensed certain rights to the existing intellectual property and intellectual property that will be developed or licensed in the future. As a result of these anticipated changes and an expanding customer base in Asia, the Company expects that an increasing percentage of its consolidated pre-tax income will be derived from, and reinvested in, its Asian operations. The Company anticipates that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate. Further, because the Company established a valuation allowance against its deferred tax assets in the United States, combined with lower foreign tax rates, the Company’s effective income tax rate is expected to be lower than the United States federal statutory rate.

The Company’s major tax jurisdictions are the United States federal government, the states of California and Massachusetts, Japan, India, China and Singapore. The Company files income tax returns in the United States federal jurisdiction, the states of California and Massachusetts, various other states, and foreign jurisdictions in which it has a subsidiary or branch operations. The United States federal corporation income tax returns beginning with the 2000 tax year remain subject to examination by the Internal Revenue Service, or IRS. The California corporation income tax returns beginning with the 2000 tax year remain subject to examination by the California Franchise Tax Board. As of December 31, 2012, there are no on-going tax audits in the major tax jurisdictions other than India. The India tax audit is for the tax year 2011, and the Company does not expect any significant tax adjustments.

10. Retirement Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company matches 50% of the employees’ contribution up to $2,000 per employee. Company contributions to the plan may be made at the discretion of the board of directors. The Company matching contribution was deferred effective January 2009 and was reinstated beginning January 2010. For the years ended December 31, 2012, 2011 and 2010, the Company’s defined contribution expense was $706,000, $662,000 and $517,000, respectively.

In connection with local foreign laws, the Company is required to have a severance plan for its employees in Korea and India. The Company’s severance pay liability is calculated based on the salary of each employee multiplied by the years of such employee’s employment, and is reflected in the Company’s balance sheet in other long-term liabilities on an accrual basis. The total liability from such severance plan as of December 31, 2012 and 2011, amounted to $400,000 and $392,000, respectively.

11. Segment and Geographical Information

The Company has determined that it operates in two reportable segments, namely: (1) semiconductor products; and (2) software and services. Selected segment financial information for the Company’s reportable segments was as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net revenue:
Semiconductor products	$207,214	$218,914	$175,157
Software and services	28,266	40,291	31,343

Total consolidated net revenue	$235,480	$259,205	$206,500

Segment income:
Semiconductor products	$26,164	$55,461	$48,947
Software and services	3,947	9,640	5,562

Total segment income from operations	$30,111	$65,101	$54,509

The following is a reconciliation of the total segment income from operations to the amounts reported on the consolidated financial statements:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Segment income from reportable segments	$30,111	$65,101	$54,509
Unallocated stock compensation and related taxes	(38,523)	(33,071)	(22,962)
Amortization of acquired intangible assets	(9,078)	(10,615)	(5,022)
Acquisition and restructuring related expenses	(9,568)	(15,357)	(6,661)
IPR&D written-off and write-down of intangible assets	(5,570)	(3,480)	—
Change in contingent earn-out liability	—	4,564	—
Proceeds from settlement of an escrow claim	4,414	—	—
Loss on disposition of certain consumer product assets	(2,728)	—	—
Net operating loss associated from variable interest entity	(4,139)	—	—
Goodwill impairment	(27,680)	—	—
Unallocated corporate, general and administrative expenses	(13,778)	(11,186)	(8,756)

Total consolidated income (loss) from operations	(76,539)	(4,044)	11,108
Other income (expense), net	(803)	(408)	(1,409)

Total consolidated income (loss) before income taxes	$(77,342)	$(4,452)	$9,699

The following table is based on the geographic location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods indicated were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
United States	$66,839	$82,277	$70,247
China	65,898	75,390	58,017
Taiwan	25,204	31,264	28,393
Japan	15,820	14,377	19,273
Malaysia	16,021	16,871	12,696
Korea	16,899	12,776	1,234
Other countries	28,799	26,250	16,640

Total	$235,480	$259,205	$206,500

The following table set forth long lived assets, which consist primarily of property and equipment by geographic regions:

	As of December 31,
	2012	2011
	(in thousands)
United States	$27,678	$13,941
All other countries	3,014	3,086

Total	$30,692	$17,027

12. Commitments and Contingencies

The Company is not currently a party to any legal proceedings that management believes would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expire on varying dates ending in November 2020. The Company also acquires certain assets under capital leases.

Minimum commitments under non-cancelable capital and operating lease agreements, excluding those leases included in the accrued restructuring liability (See Note 7 of the Consolidated Financial Statements) as of December 31, 2012 were as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
2013	$17,983	$4,527	$22,510
2014	11,670	4,103	15,773
2015	9,259	3,960	13,219
2016	5,150	4,070	9,220
2017	—	4,182	4,182
2018 thereafter	—	8,959	8,959

	$44,062	$29,801	$73,863

Less: Interest component (3.75% annual rate)	2,730

Present value of minimum lease payment	41,332

Current portion of the obligations	$16,500

Long-term portion of obligations	$24,832

In December 2012, the Company renewed the existing lease agreement for the office space in Marlborough Massachusetts for an additional term of 8 years that expires on November 30, 2020. This facility accommodates a portion of the Company’s product design team.

Rent expense incurred under operating leases was $5.4 million, $5.1 million and $3.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The capital lease and technology license obligations include future cash payments payable primarily for license agreements with various outside vendors. For license agreements which qualify under capital lease and where installment payments extend beyond one year, the present value of the future installment payments are capitalized and included as part of intangible assets or property and equipment which is amortized over the estimated useful lives of the related licenses. The significant obligations which have outstanding payments as of December 31, 2012 relate to certain architecture license and design tool license agreements entered into during 2012, payable in installments with maturity dates between July 2015 to December 2016.

In the ordinary course of business, the Company enters into agreements with customers that include indemnity provisions. Based on historical experience and information known as of December 31, 2012, the Company believes its exposure related to the above indemnities at December 31, 2012 is not material. The Company enters into indemnification agreements with its officers and directors and its certificate of incorporation and bylaws include similar indemnification obligations to its officers and directors. It is not possible to determine the amount of the Company’s liability related to these indemnification agreements and obligations to its officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

Selected Quarterly Consolidated Financial Data (Unaudited)

The following table sets forth the Company’s unaudited consolidated statements of operations data for each of the quarters in the periods ended December 31, 2012 and 2011. The quarterly data have been prepared on the same basis as the audited consolidated financial statements. This should be read together with the consolidated financial statements and related notes included elsewhere in this Annual Report. Net income (loss) per common share, basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

	Quarter Ended
	2012				2011
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(in thousands, except per share data)
Net revenue	$66,369	$61,081	$55,287	$52,743	$56,291	$67,729	$71,615	$63,570
Cost of revenue	25,049	24,796	24,749	28,008	23,586	27,172	28,698	24,825

Gross profit	41,320	36,285	30,538	24,735	32,705	40,557	42,917	38,745
Operating expenses:
Research and development	29,318	27,444	26,123	27,058	24,244	23,571	23,660	20,722
Sales, general and administrative	21,608 (5)	19,213 (4)	18,489	12,484 (3)	20,715 (2)	11,599 (1)	17,554	16,903
Goodwill impairment	27,680 (6)	—	—	—	—	—	—	—

Total operating expenses	78,606	46,657	44,612	39,542	44,959	35,170	41,214	37,625

Income (loss) from operations	(37,286)	(10,372)	(14,074)	(14,807)	(12,254)	5,387	1,703	1,120

Other expense, net:
Interest expense	(581)	(11)	(22)	(32)	(38)	(55)	(63)	(73)
Other, net	(164)	115	(14)	(94)	(137)	(53)	49	(38)

Total other income (expense), net	(745)	104	(36)	(126)	(175)	(108)	(14)	(111)

Income (loss) before income taxes	(38,031)	(10,268)	(14,110)	(14,933)	(12,429)	5,279	1,689	1,009
Provision for (benefit from) income taxes	41,415 (7)	(1,719)	(2,271)	(1,104)	(3,017)	(752)	(233)	(483)

Net income (loss)	(79,446)	(8,549)	(11,839)	(13,829)	(9,412)	6,031	1,922	1,492
Net loss attributable to non-controlling interest	(607)	(424)	—	—	—	—	—	—

Net income (loss) attributable to the Company	$(78,839)	$(8,125)	$(11,839)	$(13,829)	$(9,412)	$6,031	$1,922	$1,492

Earnings per share attributable to the Company:
Net income (loss) per common share, basic	$(1.56)	$(0.16)	$(0.24)	$(0.28)	$(0.19)	$0.12	$0.04	$0.03
Net income (loss) per common share, diluted	$(1.56)	$(0.16)	$(0.24)	$(0.28)	$(0.19)	$0.12	$0.04	$0.03

(1)	Sales, general and administrative expense for the quarter ended September 30, 2011, includes a one-time adjustment related to the release of the contingent earn-out liability from the Celestial Semiconductor acquisition of $4.6 million.

(2)	Sales, general and administrative expense for the quarter ended December 31, 2011, includes a one-time adjustment related to the write-offs of IPR&D and impairment of intangible assets of $3.5 million.
(3)	Sales, general and administrative expense for the quarter ended March 31, 2012, includes a one-time credit adjustment related to the settlement of an escrow claim from the Celestial Semiconductor acquisition of $4.4 million.
(4)	Sales, general and administrative expense for the quarter ended September 30, 2012, includes a one-time adjustment related to the loss on disposal of certain consumer product assets of $2.8 million.
(5)	Sales, general and administrative expense for the quarter ended December 31, 2012, includes a one-time adjustment related to the impairment of intangible assets of $5.6 million.
(6)	As part of the annual goodwill impairment assessment in the fourth quarter of 2012, the Company determined that goodwill impairment exists in its software and services reporting unit.
(7)	After considering both negative and positive evidence to assess the recoverability of the Company’s net deferred tax assets during the fourth quarter of 2012, the Company determined that it was more-likely-than-not it would not realize the full value of its federal and state deferred tax assets.

Schedule II — Valuation and Qualifying Accounts and Reserves

	Balance at			Balance at
	Beginning			End of
Description	of Period	Additions	Deductions	Period
	(In thousands)
Year ended December 31, 2012
Allowance for doubtful accounts	$80	$42	$(98)	$24
Allowance for customer returns	614	3,786	(3,433)	967
Income tax valuation allowance	13,513	46,223	—	59,736
Year ended December 31, 2011
Allowance for doubtful accounts	$47	$290	$(257)	$80
Allowance for customer returns	532	2,435	(2,353)	614
Income tax valuation allowance	11,833	1,680	—	13,513
Year ended December 31, 2010
Allowance for doubtful accounts	$24	$68	$(45)	$47
Allowance for customer returns	343	1,765	(1,576)	532
Income tax valuation allowance	39,601	—	(27,768)	11,833

All other schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements of the registrant or related notes thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Cavium, Inc.‘s management is responsible for establishing and maintaining adequate internal control over financial reporting for Cavium (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended). Cavium’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Cavium’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Cavium; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Cavium are being made only in accordance with authorizations of management and directors of Cavium; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Cavium’s assets that could have a material effect on the financial statements.

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

Cavium’s management assessed the effectiveness of Cavium’s internal control over financial reporting as of December 31, 2012, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by Cavium’s management, Cavium’s management determined that Cavium’s internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2012. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of Cavium’s internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended) during the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The information required by this item with respect to executive officers of Cavium may be found under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

Directors

Syed B. Ali

Syed B. Ali, age 54, is one of our founders and has served as our President, Chief Executive Officer and Chairman of the Board of Directors since the inception of Cavium in 2000. From 1998 to 2000, Mr. Ali was Vice President of Marketing and Sales at Malleable Technologies, a communication chip company of which he was a founding management team member. Malleable Technologies was acquired by PMC-Sierra, Inc., a communication integrated circuit company, in 2000. From 1994 to 1998, Mr. Ali was an Executive Director at Samsung Electronics Co., Ltd. Prior to that, he had various positions at Wafer Scale Integration, a division of SGS-Thomson, Tandem Computers, Inc., and American Microsystems, Ltd. He received a BE (Electrical Engineering) from Osmania University, in Hyderabad, India and an MSE from the University of Michigan. The Nominating and Corporate Governance Committee of the Board of directors of Cavium believes that Mr. Ali’s extensive experience in numerous senior managerial positions in the semiconductor industry, as well as his experience as a founder of Cavium and his long tenure as President and Chief Executive Officer of Cavium, brings necessary industry experience, historic Cavium knowledge and experience as well as continuity to the Board of Directors. In addition, the Nominating and Corporate Governance Committee believes that having Mr. Ali serve on the Board of Directors helps to ensure that the Board of Directors and management act with a common purpose to execute Cavium’s strategic initiatives and business plans, and that Mr. Ali, as Chief Executive Officer and Chairman of the Board of Directors, is able to act as a bridge between management and the Board of Directors, facilitating the regular flow of information.

Sanjay Mehrotra

Sanjay Mehrotra, age 54, has served as a director since July 2009. He co-founded SanDisk Corporation in 1988 and has been its President and Chief Executive Officer since January 2011, and has been a director since July 2010. He has previously served as its President and Chief Operating Officer, Executive Vice President and Vice President of Engineering. Mr. Mehrotra has more than 30 years of experience in the non-volatile semiconductor memory industry, including engineering and engineering management positions at SanDisk, Integrated Device Technology, Inc., SEEQ Technology, Inc., Intel Corporation and Atmel Corporation. Mr. Mehrotra earned B.S. and M.S. degrees in Electrical Engineering and Computer Sciences from the University of California, Berkeley. The Nominating and Corporate Governance Committee believes that Mr. Mehrotra’s experience in the semiconductor business, as the co-founder and Chief Executive Officer of SanDisk, where he has been involved in growing that company’s business from formation to its current size, as well as his experience in other engineering management positions, has provided him with leadership skills, experience in creating and capturing business opportunities, and experience in scaling up a business to enable growth, which are valuable to Cavium and the Board of Directors.

Anthony J. Pantuso

Anthony J. Pantuso, age 50, has served as a director since 2004. He has been a Managing Director at NeoCarta Ventures, a venture capital firm, since November 1999. He has been Senior Vice President at InClin, Inc., a clinical consulting and solutions company, since April 2012. From November 1996 to July 1999 he served as Senior Vice President for GE Equity, a division of GE Capital, a private equity investment company. Prior to working at GE Equity, Mr. Pantuso served in various positions at US WEST, Inc., MediaOne and Ernst & Young LLP. He currently serves on several private company boards. Mr. Pantuso received a BS in Business Administration from Colorado State University. The Nominating and Corporate Governance Committee believes that Mr. Pantuso’s experience in numerous senior financial positions within large public companies as well as his experience in the venture capital business position him to contribute financial, financing and general business expertise to the Board of Directors. The Nominating and Corporate Governance Committee believes that Mr. Pantuso’s financial experience and experience as a director for other private companies is especially valuable in his position as a member of Cavium’s Audit Committee.

C.N. Reddy

C.N. Reddy, age 57, has served as a director since 2001. He is a co-founder of Alliance Semiconductor Corporation, which until 2006 was a provider of semiconductor products and solutions and is now a holding company, and held various positions with Alliance. Since October 2000, he has served as the Executive Vice President for Investments at Alliance, during which time he has been responsible for Alliance’s investments in private technology companies and identifying future possible technology company acquisitions for Alliance. From December 1997 to October 2000, he served as Executive Vice President and Chief Operating Officer at Alliance. From May 1993 to December 1997, he served as Senior Vice-President Engineering and Operations at Alliance. From 1985 to May 1993, he served as Vice President Engineering at Alliance. From February 1985 to October 2000 he also served as Secretary of Alliance. Mr. Reddy has served as a member of the board of directors since Alliance’s inception in 1985. He was a member of the founding management team at Cypress Semiconductor Corporation. Prior to that, he held positions at Texas Instruments Incorporated and National Semiconductor Corporation. Mr. Reddy is currently the Executive Vice President of Investments and serves on the board of directors at Alliance Semiconductor. He currently serves on several private company boards. Mr. Reddy received an MSEE from Utah State University. The Nominating and Corporate Governance Committee believes that Mr. Reddy’s long experience in the semiconductor industry as well as long tenure on our Board of Directors brings necessary industry and historic knowledge and continuity to the Board of Directors. The Nominating and Corporate Governance Committee also believes that Mr. Reddy’s extensive experience in finance and executive positions and as a past director of other companies, as well as his semiconductor industry background, position him to contribute financial, operational and industry expertise to the Board of Directors.

Anthony S. Thornley

Anthony S. Thornley, age 66, has served as a director since September 2006 and has served as our lead independent director since June 2012. From June 2011 to March 2012 he served as Interim President and Chief Executive Officer of Callaway Golf Company, a golf equipment company. From January 2007 to April 2011 Mr. Thornley served as Chief Financial Officer for KMF Audio, Inc., a microphone company. From February 2002 to June 2005 he served as President and Chief Operating Officer of Qualcomm Incorporated, a wireless communication technology and integrated circuit company. From July 2001 to February 2002 he served as Chief Financial and Operating Officer of Qualcomm and from March 1994 to February 2002 as Chief Financial Officer of Qualcomm. Prior to joining Qualcomm, he was with Nortel Networks, a telecommunications equipment manufacturer, for sixteen years in various financial and information systems management positions, including Vice President Finance and IS, Public Networks, Vice President Finance NT World Trade and Corporate Controller Nortel Limited. He has also worked for Coopers and Lybrand in public accounting. Mr. Thornley is a director of Callaway Golf Company, Proximetry, Inc., a network software company, Peregrine Semiconductor Corporation, a radio frequency semiconductor company, Gorgon Media Inc., a specialized investment company, and Public Wireless Inc., a wireless pico base station company. Mr. Thornley was previously a director of Airvana, Inc., a wireless equipment company, and Transdel Pharmaceuticals, Inc., a development stage pharmaceutical company. Mr. Thornley received his BSc degree in Chemistry from the University of

Manchester, England. The Nominating and Corporate Governance Committee believes that Mr. Thornley’s experience as a chief financial officer, chief operating officer and director, as well as his experience in the semiconductor industry, position him to contribute financial, operational and industry expertise to the Board of Directors. The Nominating and Corporate Governance Committee believes that Mr. Thornley’s experience as chief financial officer of a public reporting company and service on the audit committee of public reporting companies, and experience as a director for other private and public companies is especially valuable in his positions as the chairperson of Cavium’s Audit Committee and the chairperson of Cavium’s Nominating and Corporate Governance Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Cavium’s directors and executive officers, and persons who own more than ten percent of a registered class of Cavium’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Cavium. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish Cavium with copies of all Section 16(a) forms they file.

To Cavium’s knowledge, based solely on a review of the copies of the reports furnished to Cavium and written representations that no other reports were required, during the fiscal year ended December 31, 2012, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with except that one report for each of Messrs. Mehrotra, Pantuso, Reddy and Thornley for the automatic annual director stock option grants covering 14,000 shares each was filed three days late.

Code of Ethics

Cavium has adopted the Cavium, Inc. Code of Business Ethics and Conduct, or Code of Ethics, which applies to all employees, directors and consultants. The Code of Ethics is available on Cavium’s website at http://investor.caviumnetworks.com. If Cavium makes any substantive amendments to the Code of Ethics or grants any waiver from a provision of the Code of Ethics to any executive officer or director, Cavium will promptly disclose the nature of the amendment or waiver on its website.

Material Changes to Procedures for Nomination of Directors

There have been no changes to the procedures by which stockholders may recommend nominees to the board of directors from those procedures disclosed in our proxy statement filed in April 2012 with the SEC. For more information on the procedures, please see the section titled “Nominating and Corporate Governance Committee” in Item 13 of this Part III.

Audit Committee

The information required by this Item with respect to the Audit Committee of the Board of Directors and Audit Committee financial expert may be found in Item 13 of this Part III. Such information is incorporated herein by reference.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for fiscal year 2012 should be read together with the compensation tables and related disclosures set forth in this Item 11 below.

The primary objectives of the Compensation Committee and our Board of Directors with respect to executive compensation are to attract and retain the best possible executive talent, to tie annual and long-term cash and stock incentives to achievement of measurable corporate, market segment and individual performance, to align executives’ incentives with stockholder value creation, to be affordable within the context of our operating expense model, to be fairly and equitably administered, and to reflect our values. To achieve these objectives, our Compensation Committee and our Board of Directors implement and maintain compensation plans that tie a substantial portion of our executives’ overall compensation to our financial performance and common stock price through the issuance of equity as a significant component of compensation. Overall, the total compensation opportunity is intended to create an executive compensation program that is based on comparable public companies.

As we administer our compensation programs, we work to:

•	evolve and modify our programs to reflect the competitive environment and our changing business needs;

•	focus on simplicity wherever possible;

•	openly communicate the details of our programs with our employees and managers to ensure that our programs and their goals are understood;

•	provide our managers and employees with the tools they need to administer our compensation programs; and

•	consistently apply our compensation philosophy to all our locations, although our specific programs may vary from country to country.

Role of Executive Officers

The Compensation Committee meets regularly in executive session, or as a part of the regular meetings of our Board of Directors. Our Chief Financial Officer attends meetings of the Compensation Committee to provide information regarding employees for whom restricted stock units and/or stock option grants are being considered. Additionally, our Chief Executive Officer attends the Compensation Committee meetings to discuss overall company-wide compensation strategy and answer any questions raised by the Compensation Committee in regards to general employee compensation. Our Chief Executive Officer, however, may not, and did not, participate in or be present during any deliberations or determinations of the Board of Directors or Compensation Committee regarding his compensation. From time to time, various other members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, provide financial or other background information or advice, or otherwise participate in Compensation Committee meetings. For executives other than the Chief Executive Officer, the Board of Directors or the Compensation Committee solicits and considers evaluations and recommendations submitted by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted solely by the Board of Directors (without the Chief Executive Officer) or the Compensation Committee, which determines any adjustments to his compensation as well as equity awards to be granted.

Compensation Policies

Historically, the Board of Directors or the Compensation Committee has made most adjustments to annual compensation and determined equity awards at one or more meetings held during the first quarter of the year. However, at various meetings throughout the year, the Board of Directors and the Compensation Committee also consider matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of Cavium’s compensation strategy, potential modifications to that strategy and new market trends, plans or approaches to compensation in Cavium’s industry.

Our Compensation Committee’s policy is to meet on a periodic basis at least two times per year for the purpose of granting equity awards. Historically, during the first quarter of each calendar year, the Board of Directors or the Compensation Committee meets to review and grant equity awards to certain current employees, as well as to any individuals who became employees since the Board of Directors’ or the Compensation Committee’s last meeting. During the following three quarters of the calendar year, equity awards are typically granted only to new employees. Cavium expects that it will likely continue to grant equity awards to current employees on a yearly basis. The determination will be made by the Board of Directors or the Compensation Committee each year. In the first quarter of each of 2010, 2011, and 2012 the Board of Directors or the Compensation Committee made equity awards to almost all current employees who were then employed by Cavium.

For all executive officers, as part of its deliberations, the Board of Directors or the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, executive and director stock ownership information, company stock performance data, analyses of historical executive compensation levels and current company-wide compensation levels, and recommendations of a compensation consultant, including analyses of executive officers’ compensation paid at other companies identified by the consultant. Neither the Board of Directors nor the Compensation Committee has established any formal policies or guidelines for allocating compensation between current and long-term incentive compensation, or between cash and non-cash compensation; however, in general the Board of Directors and the Compensation Committee emphasize equity compensation over cash compensation to promote long-term thinking, strategy, and growth. In determining the amount and mix of compensation elements and whether each element provides the correct incentives and rewards for performance consistent with our short and long-term goals and objectives, the Board of Directors and the Compensation Committee rely on their judgment about each individual rather than adopting a formulaic approach to compensatory decisions. In 2011, the Compensation Committee engaged Compensia, Inc., or Compensia, to provide analysis in connection with the compensation of the executive officers. The Board of Directors considered the analyses provided by Compensia when determining compensation for the named executive officers in 2011. For 2012, the Compensation Committee determined compensation for the named executive officers based on the same analysis used to set 2011compensation levels. In October 2012, the Compensation Committee engaged Compensia to provide an updated analysis in connection with evaluating compensation for the named executive officers for 2013. In January 2013, the Compensation Committee considered this analysis when determining cash compensation for 2013 for the named executive officers.

In January 2009, the Compensation Committee considered a recommendation from management to reduce the base salaries of Messrs. Ali, Chadwick, Jain and Khemani from 2008 levels as part of our overall cost reduction efforts in response to economic conditions in existence at the beginning of the year. As described below, these management-recommended reductions were approved by the Compensation Committee effective January 1, 2009. Subsequently, in October 2009, the Board of Directors approved the reinstatement of the base salaries of these officers to the full amounts that were in effect prior to the reductions. The reinstatement took effect January 1, 2010 and no further changes to the compensation policy were proposed in 2010.

Cavium’s first advisory vote on the compensation of its named executive officers occurred at the annual meeting held in June 2011, and the Compensation Committee and Board of Directors were not able to take into account the results of the vote prior to making recommendations and approvals regarding compensation for 2011. The Compensation Committee did consider the results of the vote in making the final determination of salaries and equity awards for 2012. Counting abstentions as “Against” votes, the non-binding resolution approving 2012 executive compensation received a 97.7% favorable vote and, as a result, the Compensation Committee and the Board of Directors determined no change in our compensation policy was needed and, accordingly, did not change the overall compensation program in 2012.

Cavium’s second advisory vote on the compensation of its named executive officers occurred at the annual meeting held in June 2012. The Compensation Committee considered the results of the vote in making the final determination of salaries and equity awards for 2013. Counting abstentions as “Against” votes, the non-binding resolution approving 2013 executive compensation received a 97.2% favorable vote and, as a result, the Compensation Committee determined no change in our compensation policy was needed and, accordingly, did not change the overall compensation program in 2013.

Compensation Consultant

The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of Cavium, as well as authority to obtain, at the expense of Cavium, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. In particular, the Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms.

In 2009 the Compensation Committee approved management’s recommendation to reduce salaries effective January 1, 2009. The reduction remained in effect until January 1, 2010. The Compensation Committee did not engage a compensation consultant during 2010 because salaries were simply returned to 2008 levels effective January 1, 2010, and the Compensation Committee determined that no further compensation consultant analysis was needed. In January 2011, the Compensation Committee engaged an independent compensation consultant, Compensia, Inc., to provide an analysis of salaries and stock incentive awards for executive officers. Compensia developed analyses that were provided to the Board of Directors for its consideration.

To learn more about overall market conditions, in 2011 the Board of Directors reviewed the market data compiled by Compensia regarding a peer group of companies that was selected based on similar industry and market capitalization to Cavium. Compensia presented a preliminary peer group that was then revised with the assistance of Cavium’s management to ensure that the companies selected were in fact considered industry peers to Cavium. The final peer group consisted of the following 18 companies: Acme Packet, Inc., Actel Corporation, Advanced Analogic Technologies, Inc., Anadigics, Inc., Applied Micro Circuits Corporation, Applied Signal Technology, Inc., Aruba Networks, Inc., Atheros Communications, Inc., Blue Coat Systems, Inc., Entropic Communications, Inc., Hittite Microwave Corporation, Mindspeed Technologies, Inc., MIPS Technologies, Inc., Monolithic Power Systems, Inc., Netlogic Microsystems, Inc., PLX Technology, Inc., PMC-Sierra, Inc. and Riverbed Technology, Inc. Additionally, Compensia provided market data from the Radford October 2010 Executive Compensation Survey.

Compensia’s analysis indicated that Cavium’s cash compensation for its executive officers was generally below the 25th percentile as compared to the peer group. Compensia’s analysis also indicated that Cavium’s equity compensation for its executive officers was generally at or above the 75th percentile as compared to the peer group companies. Based on the foregoing, Compensia recommended raising the executive officers’ salaries and granting equity incentive awards generally consistent with those awarded in 2010. The Board of Directors reviewed the information provided by Compensia, as well as the survey data discussed above; however, the Board of Directors did not, as a material factor, set or consider specific benchmarks in its compensation decisions in 2011.

The Compensation Committee did not engage a compensation consultant in 2012 in connection with evaluating executive compensation for 2012 because the Compensation Committee determined that the information in Compensia’s 2011 report was still relevant and an update was not necessary. The Compensation Committee engaged Compensia in 2012 to evaluate non-employee director compensation. In connection with evaluating the executive compensation for 2013, the Compensation Committee engaged Compensia in October 2012 to prepare analysis regarding executive compensation.

Compensation Components

Salary. Salaries for our named executive officers are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be in the range of salaries for executives in similar positions and with similar responsibilities at comparable companies in line with our straightforward compensation philosophy, which emphasizes long-term compensation. Base salaries are reviewed by our Compensation Committee or Board of Directors annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, experience and cost of living adjustments, as appropriate. The Compensation Committee and the Board of Directors neither bases its consideration on any single factor nor does it specifically assign relative weights to factors, but rather considers a number of factors.

In January 2009, as part of Cavium’s overall cost reduction efforts in response to global economic conditions, the Compensation Committee approved management-recommended reductions in the base salaries of Messrs. Ali, Chadwick, Jain and Khemani. In October 2009, the Board of Directors, in the context of an improving economic outlook and signs of improvement in Cavium’s business, approved reinstatement of the base salaries of Messrs. Ali, Chadwick, Jain, and Khemani to be effective January 1, 2010. As a result of the reinstatement, effective January 1, 2010 the base salaries returned to the amounts that were in effect prior to the reductions.

The Board of Directors performed an annual review of the named executive officer salaries for 2011 in March 2011 and, after reviewing Compensia’s analysis of our executive officer overall compensation and considering each individual’s responsibilities, performance, experience and time with Cavium, as appropriate, decided to adjust the salary amounts. The named executive officers’ salaries were increased, effective April 1, 2011, such that Mr. Ali’s annual salary rate would be $350,000, Mr. Chadwick’s annual salary would be $280,000, Mr. Jain’s annual salary would be $250,000, and Mr. Khemani’s annual salary would be $300,000. In making these salary decisions, the Board of Directors reviewed the analysis provided by Compensia which indicated that the base salaries were generally below the 25th percentile of the peer group, the historical salaries paid to the named executive officers, and the varying levels of responsibility and oversight held by each named executive officer. The base compensations of Mr. Ali, Mr. Chadwick, Mr. Jain and Mr. Khemani for 2011, as reflected in the Summary Compensation Table below, are lower than the salaries approved by the Board of Directors for 2011 because the salary increases did not become effective until April 1, 2011.

After performing its annual review of the named executive officer salaries for 2012 and considering each individual’s responsibilities, performance, experience and time with Cavium, as appropriate, in February 2012 the Compensation Committee decided not to change the base salaries for our named executive officers for 2012.

Annual Bonus. In 2008, the Compensation Committee discontinued the annual cash bonus program because it believed that base salaries and equity compensation were sufficient to achieve our compensation goals and provide both short and long-term incentives for our named executive officers. The annual cash bonus program remained discontinued and we did not award cash bonuses to our executive officers in 2010, 2011 or 2012. The Board of Directors and the Compensation Committee continue to believe that base salaries and equity compensation are sufficient short and long term incentives for our named executive officers and do not intend to reinstate the cash bonus program or award cash bonuses in 2013.

Long-Term Incentive Program. We believe that long-term performance is achieved through an ownership culture that encourages long-term performance by our named executive officers through our grants of stock-based awards. Our long-term equity incentive compensation for our named executive officers is currently in the form of stock options and restricted stock units to acquire our common stock. In 2007, our Board of Directors adopted the Cavium, Inc. 2007 Equity Incentive Plan, the 2007 Plan, which permits the grant of stock options, stock appreciation rights, restricted stock grants or awards, performance shares, and other stock-based awards. The 2007 Plan was established to provide our employees, including our named executive officers, with incentives to help align those employees’ incentives with the interests of our stockholders. We began using restricted stock units in addition to stock options for our named executive officers in 2010 because we believe that restricted stock units provide a level of certain return, which provides a meaningful retention tool even in periods of declining stock prices. In addition, we believe our long-term equity compensation needs to include restricted stock units to be competitive with compensation packages offered by comparable companies. Our Compensation Committee and our Board of Directors do not apply a formula in allocating stock options or restricted stock units to named executive officers as a group or to any particular named executive officer. Instead, our Compensation Committee or our Board of Directors exercises its judgment and discretion and considers, among other things, the role and responsibility of the named executive officer, competitive factors, the amount of vested stock-based equity compensation already held by the named executive officer, the non-equity compensation received by the named executive officer and the total number of options and restricted stock units to be granted to all employees during the year. Our Compensation Committee or our Board of Directors also considers each named executive officer’s unvested stock-based equity compensation, as we believe the vesting of stock options and restricted stock units over time is important to the future performance of our named executive officers and Cavium. In the past, our practice has been to review annually equity awards to our named executive officers, and make additional awards when appropriate.

In January 2010, the Board of Directors granted equity awards, in the form of both stock options and restricted stock units, to Messrs. Ali, Chadwick, Jain and Khemani. Each of the option grants vests as to 12.5% of the shares subject to option on the date six months from the vesting commencement date and 1/48th of the shares subject to option vest monthly thereafter. With respect to the restricted stock units, 25% of the shares subject to the awards were issued on January 30, 2011, January 30, 2012 and January 30, 2013 and 25% will be issued on January 30, 2014, provided that the officer continues to provide services to Cavium on each such date. When making these grants, the Board of Directors considered, among other things, the value of equity incentive awards granted in the prior year as well as the fact that the named executive officers had agreed to reductions in base salaries in 2009.

In March 2011, the Board of Directors granted additional equity awards, in the form of both stock options and restricted stock units, to Messrs. Ali, Chadwick, Jain and Khemani. Each of the option grants vests as to 12.5% of the shares subject to option on the date six months from the vesting commencement date and 1/48th of the shares subject to option vest monthly thereafter. With respect to the restricted stock units, 25% of the shares subject to the awards were issued on January 30, 2012 and January 30, 2013 and 25% will be issued on each of January 30, 2014 and 2015, provided that the officer continues to provide services to Cavium on each such date. When making these grants, the Board of Directors considered, among other things, the value of equity incentive awards granted in the prior year and the total number of options and restricted stock units to be granted to all employees during the year. In addition, in March 2011 the Board of Directors granted Mr. Pangrazio a stock option and restricted stock units in connection with his joining Cavium as Senior Vice President and General Counsel. Mr. Pangrazio’s equity incentive compensation was determined through a process of arms-length negotiation. Mr. Pangrazio’s stock option vests as to 12.5% of the shares subject to option on the date six months from the vesting commencement date and 1/48th of the shares subject to option vest monthly thereafter. With respect to the restricted stock units, 1/16th of the shares subject to the restricted stock unit are issued on the 30th day of the first month of each quarter, provided that he continues to provide services to Cavium on each such date.

In February 2012, the Compensation Committee granted additional equity awards, in the form of both stock options and restricted stock units to Messrs. Ali, Chadwick, Jain, Khemani and Pangrazio. Each of the option grants vests as to 12.5% of the shares subject to option on the date six months from the vesting commencement date and 1/48th of the shares subject to option vest monthly thereafter. With respect to the restricted stock units, other than Mr. Khemani’s and Mr. Pangrazio’s, 25% of the shares subject to the awards were issued on January 30, 2013 and 25% will be issued on each of January 30, 2014, 2015 and 2016, provided that the officer continues to provide services to Cavium on each such date. With respect to Mr. Pangrazio’s restricted stock unit 1/16th of the shares subject to the restricted stock unit are issued on the 30th day of the first month of each quarter, provided that he continues to provide services to Cavium on each such date. When making these grants, the Board of Directors considered, among other things, the value of equity incentive awards granted in the prior year and the total number of options and restricted stock units to be granted to all employees during the year. These grants were made to continue to foster long-term planning and performance by aligning our named executive officers’ interests with those of our stockholders.

Our Compensation Committee and our Board of Directors do not time the granting of our stock options or restricted stock units with any favorable or unfavorable news released by us and the proximity of the grant of any awards to an earnings announcement or other market event is coincidental. The exercise price of options is set at the closing price of our common stock on the date of grant.

Stock Ownership Guidelines. While we encourage our named executive officers to hold a significant equity interest in Cavium, we do not have specific share retention and ownership guidelines for our named executive officers. We may implement guidelines regarding the issuance of new stock option awards in the future.

Additional Compensation. All of our full-time employees in the United States, including our named executive officers, may participate in our health programs, which include medical, dental and vision care coverage, and our 401(k) and life insurance programs. We provide these programs to provide a competitive benefit program for our employees.

Compensation Policies and Practices as They Relate to Risk Management

The compensation programs for our employees are structured in a manner that we believe does not create risks that are reasonably likely to have a material adverse effect on Cavium. The predominant component of our compensation structure for executive employees is in the form of long-term equity awards tied to the price of Cavium’s common stock, and increasing levels of compensation are derived from those awards as the stock price appreciates and stockholder value is created. We did not award performance-based cash bonuses in 2010, 2011, or 2012. Neither the Compensation Committee nor the Board of Directors intends to award performance-based cash bonuses in 2013. Accordingly, our overall compensation program is structured so as to encourage long-term growth and appreciation in the value of our business and stock price. In addition, the increasing use of restricted stock unit awards in lieu of option grants has reduced the sensitivity to appreciation of our common stock of the value to the recipients of our equity awards. Stock option grants are by nature more sensitive to changes in our stock price because they only have value to the extent the market price of the underlying shares appreciates over the grant date market price that serves as the exercise price. Restricted stock units, on the other hand, continue to provide value and serve as a meaningful retention vehicle even in periods of declining stock prices and their overall value is less sensitive to increasing stock prices, because there is no exercise price or other cash consideration to be paid for the underlying shares. Restricted stock units cover a smaller number of shares when compared to a stock option grant with the same grant-date fair value, and the significant downside protection they afford lowers the overall risk profile of the total compensation package.

Accounting and Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986 limits our deduction for federal income tax purposes to not more than $1.0 million of compensation paid to certain executive officers in a calendar year. Compensation above $1.0 million may be deducted if it is “performance-based compensation” within the meaning of the Code. The Compensation Committee has not yet established a policy for determining which forms of incentive compensation awarded to our executive officers shall be designed to qualify as “performance-based compensation.” The Compensation Committee intends to continue to evaluate the effects of the compensation limits of Section 162(m) on any compensation it proposes to grant, and the Compensation Committee intends to provide future compensation in a manner consistent with the best interests of Cavium and those of our stockholders.

SUMMARY COMPENSATION TABLE

The following table shows for the fiscal years ended December 31, 2012, 2011, and 2010, compensation awarded to, paid to or earned by Cavium’s Chief Executive Officer, Chief Financial Officer, and its three other most highly compensated executive officers as of December 31, 2012, which we refer to in Part III of this Annual Report on Form 10-K as our “named executive officers”:

SUMMARY COMPENSATION TABLE FOR FISCAL 2012

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total($)
Syed B. Ali,	2012	350,000	1,786,500	1,973,663	2,715	4,112,878
President and Chief Executive Officer	2011	336,250	1,563,240	2,134,275	3,835	4,037,600
	2010	278,075	1,449,600	1,751,760	2,423	3,481,858

Arthur D. Chadwick,	2012	280,000	535,950	473,679	1,032	1,290,661
Vice President of Finance and Administration, Chief Financial Officer and Secretary	2011 2010	270,000 206,346	446,640 410,720	512,226 496,332	2,062 878	1,230,928 1,114,276

Anil K. Jain,	2012	250,000	428,760	442,101	2,993	1,123,854
Corporate Vice President, IC Engineering	2011 2010	247,500 212,808	390,810 362,400	478,078 437,940	4,422 2,421	1,120,810 1,015,569

Rajiv Khemani,(3)	2012	300,000	1,250,550	1,105,251	2,417	2,658,218
Chief Operating Officer	2011 2010	293,750 256,534	1,042,160 724,800	1,195,194 875,880	3,329 2,699	2,534,433 1,859,913

Vincent P. Pangrazio, Senior Vice President and General Counsel	2012 2011	275,000 225,150	535,950 1,674,900	236,840 768,339	2,406 3,263	1,050,196 2,671,652

(1)	The dollar amounts in this column represent the aggregate full grant date fair value calculated in accordance with FASB ASC Topic 718 for equity granted during the fiscal years ended December 31, 2012, 2011, and 2010. Stock options are valued using the Black Scholes option valuation model and the assumptions outlined in Note 8 of our financial statements included in this Annual Report on Form 10-K.
(2)	Includes the following payments we paid on behalf of the named executive officers:

Name	Year	Insurance Premiums ($)(a)	401(k) Contributions Made by Cavium ($)	Total ($)
Syed B. Ali	2012	715	2,000	2,715
	2011	1,835	2,000	3,835
	2010	423	2,000	2,423

Arthur D. Chadwick	2012	1,032	—	1,032
	2011	2,062	—	2,062
	2010	878	—	878

Anil K. Jain	2012	993	2,000	2,993
	2011	2,422	2,000	4,422
	2010	421	2,000	2,421

Rajiv Khemani	2012	417	2,000	2,417
	2011	1,329	2,000	3,329
	2010	699	2,000	2,699

Vincent P. Pangrazio	2012 2011	406 1,263	2,000 2,000	2,406 3,263

(a)	Includes premiums for life, accidental death and dismemberment, long term disability and short term disability insurance.
(3)	Mr. Khemani resigned from his position as Chief Operating Officer effective January 7, 2013.

GRANTS OF PLAN-BASED AWARDS

The following table shows for the fiscal year ended December 31, 2012, certain information regarding grants of plan-based awards to the named executive officers:

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2012

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Syed B. Ali	2/24/2012	—	125,000	35.73	1,973,633
	2/24/2012	50,000	—	0	1,786,500
Arthur D. Chadwick	2/24/2012	—	30,000	35.73	473,679
	2/24/2012	15,000	—	0	535,950
Anil K. Jain	2/24/2012	—	28,000	35.73	442,101
	2/24/2012	12,000	—	0	428,760
Rajiv Khemani	2/24/2012	—	70,000	35.73	1,105,251
	2/24/2012	35,000	—	0	1,250,550
Vincent P. Pangrazio	2/24/2012	—	15,000	35.73	236,840
	2/24/2012	15,000	—	0	535,950

(1)	Represents restricted stock units granted to our named executive officers pursuant to Cavium’s 2007 Equity Incentive Plan, which are described further in the Outstanding Equity Awards at Fiscal Year-End table below.
(2)	Represents stock options granted to our named executive officers pursuant to Cavium’s 2007 Equity Incentive Plan, which are described further in the Outstanding Equity Awards at Fiscal Year-End table below.
(3)	Represents the grant date fair value of the restricted stock unit and stock option award as determined in accordance with FASB ASC Topic 718. Stock options are valued using the Black Scholes option valuation model and the assumptions outlined in Note 8 of our financial statements included in this Annual Report on Form 10-K.

401(k) Plan

We maintain a defined contribution employee retirement plan, or 401(k) plan, for our employees. Our named executive officers are also eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides that each participant may contribute up to 60% of his or her pre-tax compensation, up to the statutory limit, which was $17,000 for calendar year 2012. Participants that are 50 years or older can also make “catch-up” contributions, which in calendar year 2012 could be up to an additional $5,500 above the statutory limit.

Under the 401(k) plan, each participant is fully vested in his or her deferred salary contributions, when contributed. In 2010, 2011 and 2012, we made matching contributions equal to 50% of the employee contribution up to a maximum matching amount of $2,000. Participant contributions are held and invested by the plan’s trustee.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR—END.

The following table shows for the fiscal year ended December 31, 2012, certain information regarding outstanding equity awards at fiscal year-end for the named executive officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2012

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(4)
Syed B. Ali	26,041	(2)	98,959	35.73	2/24/2019
	54,687	(2)	70,313	37.22	3/10/2018
	109,375	(2)	40,625	24.16	1/6/2017
	287,500	(2)	12,500	10.32	2/6/2016
	175,000	(2)	0	14.80	3/17/2015
	175,000	(1)	0	3.04	3/22/2016
	175,000	(3)	0	3.04	3/22/2016
	50,000	(1)	0	1.02	8/2/2015
						50,000(5)		1,560,500
						31,500(6)		983,115
						30,000(7)		936,300
Arthur D. Chadwick	6,250	(2)	23,750	35.73	2/24/2019
	13,125	(2)	16,875	37.22	3/10/2018
	30,989	(2)	11,511	24.16	1/6/2017
	38,958	(2)	3,542	10.32	2/6/2016
	17,500	(2)	0	14.80	3/17/2015
						15,000(5)		468,150
						9,000	(6)	280,890
						8,500	(7)	265,285
Anil K. Jain	5,833	(2)	22,167	35.73	2/24/2019
	12,250	(2)	15,750	37.22	3/10/2018
	27,343	(2)	10,157	24.16	1/6/2017
	71,875	(2)	3,125	10.32	2/6/2016
	20,000	(2)	0	14.80	3/17/2015
	3,750	(3)	0	3.04	3/22/2016
						12,000	(5)	374,520
						7,875	(6)	245,779
						7,500	(7)	234,075
Rajiv Khemani	14,583	(2)	55,417	35.73	2/24/2019
	30,625	(2)	39,375	37.22	3/10/2018
	35,937	(2)	20,313	24.16	1/6/2017
	43,458	(2)	5,209	10.32	2/6/2016
	16,250	(2)	0	14.80	3/17/2015
	18,543	(2)	0	20.33	1/18/2015
						35,000(5)		1,092,350
						21,000(6)		655,410
						15,000(7)		468,150
Vincent P. Pangrazio	3,125	(2)	11,875	35.73	2/24/2019
	19,687	(2)	25,313	37.22	3/10/2018
						12,188(8)		380,388
						25,313(8)		790,019

(1)	The stock option was granted pursuant to our 2001 Equity Incentive Plan and vests as to 12.5% on the date six months from the vesting commencement date and 1/48th of the shares subject to the stock option vest monthly thereafter. The option may also be early exercised in which case it would remain subject to a repurchase right in favor of Cavium that would vest according to the schedule previously described.

(2)	The stock option was granted pursuant to our 2007 Equity Incentive Plan and vests as to 12.5% on the date six months from the vesting commencement date and 1/48th of the shares subject to the stock option vest monthly thereafter.
(3)	The stock option was granted pursuant to our 2001 Equity Incentive Plan and vests as to 20% on the one year anniversary of the vesting commencement date and 1/60th of the shares subject to the stock option vest monthly thereafter. The option may also be early exercised in which case it would remain subject to a repurchase right in favor of Cavium that would vest according the schedule previously described.
(4)	Amount reflects the number of shares multiplied by the closing price of Cavium’s common stock on December 31, 2012.
(5)	The restricted stock unit was granted pursuant to our 2007 Equity Incentive Plan and vests as to 25% on each of January 30, 2013, 2014, 2015 and 2016.
(6)	The restricted stock unit was granted pursuant to our 2007 Equity Incentive Plan and vests as to 25% on each of January 30, 2012, 2013, 2014 and 2015.
(7)	The restricted stock unit was granted pursuant to our 2007 Equity Incentive Plan and vests as to 25% on each of January 30, 2012, 2013 and 2014.
(8)	The restricted stock unit was granted pursuant to our 2007 Equity Incentive Plan and vests as to 1/16th of the shares on the 30th day of the first month of each quarter.

Certain of the options and restricted stock units awarded to each of our named executive officers will vest on an accelerated basis upon certain prescribed circumstances. Additional information regarding the vesting acceleration provisions applicable to equity awards granted to our named executive officers is included below under the heading “Employee Agreements and Potential Payments Upon Termination or Change in Control.”

OPTION EXERCISES AND STOCK VESTED

The following table shows for the fiscal year ended December 31, 2012, certain information regarding option exercises and stock vested during the last fiscal year with respect to the named executive officers:

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2012

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Syed B. Ali	—	—	25,500	820,080
Arthur D. Chadwick	—	—	7,250	233,160
Anil K. Jain	—	—	6,375	205,020
Rajiv Khemani	15,500	362,367	14,500	466,320
Vincent P. Pangrazio	—	—	14,062	413,581

(1)	The value realized on exercise represents the difference between the exercise price per share of the stock option and the fair market value of our common stock as reported by NASDAQ on the date of exercise multiplied by the number of shares acquired on exercise. The value realized was determined without considering any taxes that may have been owed.
(2)	The value realized on vesting represents the number of shares acquired on vesting multiplied by the fair market value of our common stock as reported by NASDAQ on the date of vesting.

We do not currently maintain a qualified or non-qualified defined benefit plan, nor do we currently maintain a nonqualified defined contribution plans or other deferred compensation plans.

EMPLOYEE AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following summaries set forth the employment agreements and potential payments payable to our named executive officers upon termination of employment or a change in control under their current employment agreements and our other compensation programs.

We believe that the severance benefits we provide for our named executive officers are appropriate and provide us with greater flexibility to make changes in our executive management if the changes are in the stockholders’ best interests. This flexibility is provided by already having in place certain mutually agreed upon severance packages so that parties are aware of and have agreed upon the payments that would occur upon various termination events. In addition to the potential payments set forth below, each of the named executive officers, as employees, may be entitled to certain benefits under the 2007 Equity Incentive Plan relating to a change in control or other corporate transaction.

Syed B. Ali. In January 2001, we entered into an employment agreement with Mr. Ali, our President and Chief Executive Officer. In December 2008, we entered into an amendment to the employment agreement to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. Mr. Ali’s agreement provides that he is an at-will employee and his employment may be terminated at any time by us or Mr. Ali. If we terminate Mr. Ali’s employment without cause (as defined in his employment agreement) or Mr. Ali is constructively terminated (as defined in his employment agreement), and Mr. Ali executes a release of claims against Cavium, Mr. Ali will be entitled to receive $14,583 (less applicable withholding taxes) per month for a period of 12 months and reimbursement for health care continuation coverage for the same period. If, during that 12-month period, Mr. Ali obtains full time employment (or its equivalent), then Mr. Ali’s severance payments will be decreased by the salary or fees paid for such work (but not decreased by more than $50,000 in the aggregate) and his health care continuation reimbursements will cease if he has been provided with substantially similar coverage. For a period of 18 months after his termination of employment, Mr. Ali will be subject to certain restrictions on competition with Cavium and on the solicitation of employees, customers and clients. Mr. Ali is also eligible to participate in our general employee benefit plans in accordance with the terms and conditions of the plans.

Arthur D. Chadwick. In December 2004, we entered into an employment offer letter with Mr. Chadwick, our Vice President of Finance & Administration and Chief Financial Officer. Mr. Chadwick’s offer letter provides that he is an at-will employee and his employment may be terminated at any time by us or Mr. Chadwick. If we terminate Mr. Chadwick’s employment without cause (as defined in his offer letter) or Mr. Chadwick resigns for good reason (as defined in his offer letter), one half of his unvested company stock and stock options will become vested. Additionally, Mr. Chadwick’s unvested company stock and stock options will fully vest if we terminate Mr. Chadwick’s employment or Mr. Chadwick resigns for good reason within three months prior to or 12 months following a change in control (as defined in his offer letter) or Mr. Chadwick is not offered the position of chief financial officer of the surviving or continuing entity within three months following the change in control. In addition, in the event of a change in control, Mr. Chadwick has agreed to assist Cavium with the transition following a change in control for up to six months. Mr. Chadwick is also eligible to participate in our general employee benefit plans in accordance with the terms and conditions of the plans.

Anil K. Jain. In January 2001, we entered into an employment offer letter with Mr. Jain, our Vice President of IC Engineering. In December 2008, we entered into an amendment to the employment offer letter to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. Mr. Jain’s offer letter provides that Mr. Jain is an at-will employee and his employment may be terminated at any time by us or Mr. Jain. If we terminate Mr. Jain’s employment for any reason, Mr. Jain is entitled to receive his salary as well as benefits for three months after termination. Mr. Jain is also eligible to participate in our general employee benefit plans in accordance with the terms and conditions of the plans.

Rajiv Khemani. In May 2003, we entered into an employment offer letter with Mr. Khemani, our Chief Operating Officer. Mr. Khemani’s offer letter provides that Mr. Khemani is an at-will employee and his employment may be terminated at any time by us or Mr. Khemani. The offer letter does not provide Mr. Khemani with any severance or change in control benefits. Mr. Khemani is eligible to participate in our general employee benefit plans in accordance with the terms and conditions of the plans.

Vincent P. Pangrazio. In February 2011, we entered into an employment offer letter with Mr. Pangrazio, our Senior Vice President and General Counsel. Mr. Pangrazio’s offer letter provides that Mr. Pangrazio is an at-will employee and his employment may be terminated at any time by us or Mr. Pangrazio. If we terminate Mr. Pangrazio’s employment without cause (as defined in his offer letter) or Mr. Pangrazio resigns for good reason (as defined in his offer letter), two thirds of his unvested company stock and stock options will become vested and Mr. Pangrazio will receive in a lump sum six months of his base salary, half of his target cash bonus if applicable and six months of COBRA premiums. If, during that six-month period, Mr. Pangrazio obtains health benefits comparable to the COBRA benefits from a new employer, his COBRA premiums will cease. Additionally, Mr. Pangrazio’s unvested company stock and stock options will fully vest if we terminate Mr. Pangrazio’s employment or Mr. Pangrazio resigns for good reason within three months prior to or 12 months following a change in control (as defined in his offer letter) or Mr. Pangrazio is not offered a similar position of responsibility within the surviving or continuing entity within three months following the change in control. In addition, in the event of a change in control, Mr. Pangrazio has agreed to assist Cavium with the transition following a change in control for up to three months. Mr. Pangrazio is also eligible to participate in our general employee benefit plans in accordance with the terms and conditions of the plans.

In February 2009, January 2010, March 2011 and February 2012, the Board of Directors or Compensation Committee granted equity incentive plan awards to Messrs. Ali, Chadwick, Jain and Khemani. In March 2011, the Board of Directors granted a stock option and restricted stock units to Mr. Pangrazio which may be accelerated pursuant to the provisions in Mr. Pangrazio’s employment offer letter discussed above. The Board of Directors or Compensation Committee granted an equity incentive plan award to Mr. Pangrazio in February 2012. In the event there is a change in control (as defined in the stock option agreements), 100% of each of the option grants and restricted stock awards granted to Messrs. Ali, Chadwick, Jain and Khemani in February 2009 and January 2010 will immediately vest if any of the following events occur: (i) the employee is terminated by Cavium without cause (as defined in the stock option agreements) within 24 months following the change in control, or (ii) the employee resigns for good reason (as defined in the stock option agreements) within 24 months following the change in control. In the event there is a change in control (as defined in the stock option agreements), 50% of each of the unvested option grants and restricted stock awards granted to Messrs. Ali, Chadwick, Jain and Khemani in March 2011 will immediately vest if any of the following events occur: (i) the employee is terminated by Cavium without cause (as defined in the stock option agreements) within 12 months following the change in control, or (ii) the employee resigns for good reason (as defined in the stock option agreements) within 12 months following the change in control. In the event there is a change in control (as defined in the stock option agreements), 100% of each of the option grants and restricted stock awards granted to Messrs. Ali, Chadwick, Jain, Khemani, and Pangrazio in February 2012 will immediately vest if any of the following events occur: (i) the employee is terminated by Cavium without cause (as defined in the stock option agreements) within 12 months following the change in control, or (ii) the employee resigns for good reason (as defined in the stock option agreements) within 12 months following the change in control.

The amount of potential compensation and benefits payable to each named executive officer in various termination and change in control situations has been estimated in the table below and assumes that the event occurred on December 31, 2012, the last business day of Cavium’s last fiscal year:

Named Executive Officer	Termination or Change in Control Event	Cash Severance Payment ($)	Continuation of Medical Benefits($)	Acceleration of Vesting of Stock Options ($)(1)	Acceleration of Vesting of Stock Awards ($)(1)	Total Termination Benefits ($)

Syed B. Ali(2)	Termination without cause or constructive termination, no change in control	174,996	41,830	—	—	216,826

	Termination without cause or resignation for good reason between 12 and 24 months following a change in control	174,996	41,830	547,532	936,300	1,700,658

	Termination without cause or resignation for good reason within 12 months following a change in control	174,996	41,830	547,532	2,988,358	3,752,716

Arthur D. Chadwick	Termination without cause or resignation for good reason, no change in control	—	—	77,573	507,163	584,736

	Termination or resignation for good reason within 3 months prior to or 12 months following a change in control or not offered position of CFO within 3 months following the change in control	—	—	155,145	1,014,325	1,169,470

	Termination without cause or resignation for good reason between 12 and 24 months following a change in control	—	—	155,145	265,285	420,430

Anil K. Jain	Termination for any reason, no change in control	62,500	9,501	—	—	72,001

	Termination without cause or resignation for good reason between 12 and 24 months following a change in control	62,500	9,501	136,889	234,075	442,965

	Termination without cause or resignation for good reason within 12 months following a change in control	62,500	9,501	136,889	731,485	940,375

Rajiv Khemani	Termination without cause or resignation for good reason between 12 and 24 months following a change in control	—	—	252,023	468,150	720,173

	Termination without cause or resignation for good reason within 12 months following a change in control	—	—	252,023	1,888,205	2,140,228

Vincent P. Pangrazio(3)	Termination without cause or resignation for good reason, no change in control	137,500	19,104	—	780,271	936,875

	Termination or resignation for good reason within 3 months prior to or 12 months following a change in control or if not offered a similar position of responsibility with the surviving entity within 3 months following the change in control	137,500	19,104	—	1,170,407	1,327,011

(1)	The value of stock option and stock award vesting acceleration is based on the closing stock price of $31.21 per share for our common stock as reported on NASDAQ on December 31, 2012 and, with respect to in-the-money unvested stock option shares, minus the exercise price of the unvested option shares.
(2)	If, during the 12-month period, Mr. Ali obtains full time employment (or its equivalent), then Mr. Ali’s severance payments will be decreased by the salary or fees paid for such work (but not decreased by more than $50,000) and his health care continuation reimbursements will cease if he is provided with substantially similar coverage.
(3)	If, during that six-month period, Mr. Pangrazio obtains health benefits comparable to the COBRA benefits from a new employer, his COBRA premiums will cease.

DIRECTOR COMPENSATION

The following table shows for the fiscal year ended December 31, 2012 certain information with respect to the compensation of all non-employee directors of Cavium:

DIRECTOR COMPENSATION FOR FISCAL 2012

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Sanjay Mehrotra (2)	18,000	146,508	164,508
Anthony J. Pantuso (3)	24,000	146,508	170,508
C.N. Reddy (4)	24,000	146,508	170,508
Anthony S. Thornley (5)	24,000	146,508	170,508

(1)	The dollar amounts in this column represent the aggregate full grant date fair value calculated in accordance with FASB ASC Topic 718 for stock awards granted during the fiscal year ended December 31, 2012. Stock options are valued using the Black Scholes option valuation model and the assumptions outlined in Note 8 of our financial statements included in this Annual Report on Form 10-K.
(2)	As of December 31, 2012, Mr. Mehrotra held unexercised options to purchase 89,000 shares.
(3)	As of December 31, 2012, Mr. Pantuso held unexercised options to purchase 64,000 shares.
(4)	As of December 31, 2012, Mr. Reddy held unexercised options to purchase 64,000 shares.
(5)	As of December 31, 2012, Mr. Thornley held unexercised options to purchase 67,125 shares.

Mr. Syed Ali, our one employee director, did not receive any cash compensation for his services as a member of our Board of Directors in 2012.

Our non-employee directors received, in 2012, cash compensation for their services as non-employee members of the Board of Directors in the following amounts: $12,000 per year for service on the Board of Directors, plus $6,000 per year for service on the audit committee and $6,000 per year for service on the Compensation Committee. In addition, the chairperson of the audit committee received an additional $6,000. This cash compensation was paid on, or soon after, the date of our 2012 annual stockholders’ meeting, and is paid for the director’s service for the 12 months following the annual stockholders’ meeting. We plan to continue these rates of cash compensation in 2013. Additionally, we have a policy of reimbursing directors for travel, lodging and other reasonable expenses incurred in connection with their attendance at Board of Directors or committee meetings.

Each individual who is first elected or appointed as a non-employee director of the Board of Directors will automatically be granted a stock option to purchase 50,000 shares of our common stock. All of the shares subject to the grant vest in equal monthly installments over four years. The vesting commencement date of these stock options will occur when the director first takes office.

In 2012, the Board of Directors, with the assistance of Compensia, reviewed our policy for equity compensation for continuing non-employee directors in light of our desire to retain our board members and provide competitive consideration for the directors’ services. As a result of the review, the Board of Directors approved an amendment to our 2007 Equity Incentive Plan to increase the annual automatic grant to each non-employee director by 1,500 shares, for a total of 14,000 shares, as well as to revise the vesting schedule of the grants to vest in equal monthly installments over one year. Therefore, at the time of each of our annual stockholders’ meetings, each non-employee director who has served for at least the preceding six months and who would continue to be a director after that meeting will automatically be granted a non-statutory stock option on such date to purchase 14,000 shares of our common stock that will vest in equal monthly installments over four years. All these stock options are granted with an exercise price equal to the fair market value of our common stock on the date of the grant. These options may accelerate in the event the non-employee directors’ service terminates in connection with a Corporate Transaction as the term is defined in the 2007 Equity Incentive Plan. In addition, in 2012 the Board of Directors approved amendments to the outstanding stock options held by our non-employee directors to provide for full acceleration of the vesting of the options in the event the non-employee directors’ service terminates in connection with a Corporate Transaction as the term is defined in the 2007 Equity Incentive Plan. In 2012, the following directors received annual stock option grants: Messrs. Reddy, Pantuso, Thornley, and Mehrotra.

Our intention is to make such grants to all non-employee directors at the 2013 Annual Stockholders’ Meeting. We make the grants because we believe that long-term performance from our non-employee directors should be encouraged and rewarded through a culture of stock ownership. Therefore, our long-term equity incentive compensation for non-employee directors is currently exclusively in the form of stock options to acquire our common stock. The 2007 Equity Incentive Plan was established to provide our employees, named executive officers, and our non-employee directors with equity incentives to help align their incentives with the interests of our stockholders.

Compensation Committee

The Compensation Committee is currently composed of three directors: Messrs. Mehrotra, Pantuso and Reddy. All members of Cavium’s Compensation Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Compensation Committee met two times and acted by written consent once during the fiscal year. The Compensation Committee has a written charter that is available to stockholders on Cavium’s website at http://investor.caviumnetworks.com.

The Compensation Committee of the Board of Directors acts on behalf of the Board of Directors to review, adopt and oversee Cavium’s compensation strategy, policies, plans and programs, including:

•

review and approval of the compensation and other terms of employment or service, including severance and change-in-control arrangements, of Cavium’s Chief Executive Officer and other executive officers and senior management; and

•	administration of Cavium’s equity compensation plans, pension and profit-sharing plans, deferred compensation plans and other similar plans and programs.

Each year, the Compensation Committee reviews with management Cavium’s Compensation Discussion and Analysis and considers whether to recommend that it be included in annual reports, proxy statements and other filings.

Compensation Committee Processes and Procedures

Typically, the Compensation Committee meets at least two times annually, with greater frequency if necessary. In addition, from time to time the entire Board of Directors discusses and votes on executive compensation matters at meetings of the Board of Directors. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with the Chief Executive Officer. The Compensation Committee also meets in executive session as necessary. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, provide financial or other background information or advice or otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in or be present during any deliberations or determinations of the Compensation Committee regarding his compensation. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of Cavium, as well as authority to obtain, at the expense of Cavium, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. In particular, the Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Additionally, under its charter, the Compensation Committee may form, and delegate authority to, subcommittees, as appropriate.

Historically, the Compensation Committee or the Board of Directors has made most significant adjustments to annual compensation and equity awards at one or more meetings held during the first half of the year, typically during the first quarter of each year. However, the Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of Cavium’s compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. For executives other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee, which determines any adjustments to his compensation as well as awards to be granted. For all executive officers and senior management, as part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, executive and director stock ownership information, company stock performance data, analyses of historical executive compensation levels and current company-wide compensation levels, and recommendations of a compensation consultant, including analyses of executive officers’ and senior management’s compensation paid at other companies identified by the consultant.

The Compensation Committee did not engage a compensation consultant during 2009 or 2010 as executive salaries were reduced in 2009 as part of overall cost reduction efforts and then reinstated to 2008 levels in 2010 as further discussed in Compensation Discussion and Analysis. In January 2011, the Compensation Committee engaged Compensia to provide the Board of Directors with an analysis of the salaries and equity incentive awards for Cavium executive officers. In March 2011, the Board of Directors considered Compensia’s analysis in connection with increasing base salaries and granting the equity incentive awards as described in greater detail in the Compensation Discussion and Analysis section of Part III of this Annual Report on Form 10-K. In connection with evaluating the executive compensation for 2013, the Compensation Committee engaged Compensia in the second half of 2012 to prepare analysis regarding executive compensation.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee during 2012 was an officer or employee of Cavium. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our Board of Directors or Compensation Committee.

Compensation Committee Report1

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis, or CD&A, contained in this Annual Report on Form 10-K. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Anthony J. Pantuso (Chair) Sanjay Mehrotra C.N. Reddy

[1]	The material in this report is not “soliciting material,” is furnished to, but not deemed “filed” with, the Commission and is not deemed to be incorporated by reference in any filing of Cavium under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Cavium’s common stock as of January 4, 2013 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table (referred to in this Part III of this Annual Report on Form 10-K as our “named executive officers”); (iii) all executive officers and directors of Cavium as a group; and (iv) all those known to Cavium to be beneficial owners of more than five percent of its common stock.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
BlackRock, Inc.(2)	2,639,615	5.21%
Eagle Asset Management, Inc.(3)	2,693,894	5.32%
T. Rowe Price Associates(4)	3,882,380	7.67%
Turner Investments, L.P.(5)	2,546,107	5.03%
The Vanguard Group(6)	2,753,708	5.44%
Syed B. Ali(7)	2,495,432	4.93%
Arthur D. Chadwick(8)	145,985	*
Anil K. Jain(9)	199,072	*
Rajiv Khemani(10)	228,897	*
Vincent P. Pangrazio (11)	31,937	*
Sanjay Mehrotra(12)	68,185	*
Anthony Pantuso(13)	47,664	*
C.N. Reddy(14)	95,737	*
Anthony Thornley(15)	65,737	*
All executive officers and directors as a group (9 persons)(16)	3,378,646	6.67%

*	Less than one percent.
(1)	This table is based upon information supplied by officers, directors, principal stockholders and Schedules 13G filed with the SEC prior to February 15, 2013. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, Cavium believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 50,636,064 shares outstanding on January 4, 2013, adjusted as required by rules promulgated by the SEC. The information provided in the Schedules 13G report beneficial ownership as of December 31, 2012 and so change of beneficial ownership, if any, between that date and January 4, 2013 is not reflected in the table.
(2)	BlackRock, Inc. as the parent holding company or control person of a number of BlackRock entities has the sole power to vote and dispose of all of these shares. The address for BlackRock, Inc. is 40 East 52nd Street, New York, New York 10022.
(3)	The address for Eagle Asset Management, Inc. is 880 Carillon Parkway, St. Petersburg, Florida 33716.
(4)	Turner Investments, Inc. has the sole power to vote or direct the vote of 2,234,237 shares owned by its clients and the sole power to dispose or to direct the disposition of 2,546,107 shares owned by its clients. The address for Turner Investments, L.P. is 1205 Westlakes Drive, Suite 100, Berywn, Pennsylvania 19312.
(5)	T. Rowe Price Associates, Inc. has sole power to vote or direct the vote of 672,120 shares owned by its clients and the sole power to dispose or to direct the disposition of 3,882,380 shares owned by its clients. The address for T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202.

(6)	The Vanguard Group has sole power to vote or direct the vote of 69,905 shares and the sole power to dispose of or to direct the disposition of 2,686,203 shares. The Vanguard Group has shared power to dispose of or direct the disposition of 67,505 shares. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19255.
(7)	Includes 1,119,770 shares that Mr. Ali has a right to acquire within 60 days of January 4, 2013 pursuant to outstanding options and the vesting of restricted stock units.
(8)	Includes (a) 12,250 shares held through family trust and (b) 125,635 shares that Mr. Chadwick has a right to acquire within 60 days of January 4, 2013 pursuant to outstanding options and the vesting of restricted stock units.
(9)	Includes 157,447 shares that Mr. Jain has a right to acquire within 60 days of January 4, 2013 pursuant to outstanding options and the vesting of restricted stock units.
(10)	Mr. Khemani resigned as Cavium’s Chief Operating Officer effective January 7, 2013. Cavium and Mr. Khemani entered into a consulting agreement which provides that Mr. Khemani will provide consulting services and his outstanding options and restricted stock units will continue to vest until February 7, 2013. Includes 193,896 shares that Mr. Khemani has a right to acquire through February 7, 2013 pursuant to outstanding options and the vesting of restricted stock units.
(11)	Includes 29,063 shares that Mr. Pangrazio has a right to acquire within 60 days of January 4, 2013 pursuant to outstanding options and the vesting of restricted stock units.
(12)	Consists solely of shares that Mr. Mehrotra has a right to acquire within 60 days of January 4, 2013 pursuant to outstanding options.
(13)	Includes (a) 46 shares held by NeoCarta Ventures, L.P., (b) 6 shares held by NeoCarta Scout Fund, L.L.C., and (c) 47,612 shares that Anthony Pantuso has a right to acquire within 60 days of January 4, 2013 pursuant to outstanding options. Mr. Pantuso, one of our directors, is a managing director of NeoCarta Associates, LLC, which is the general partner of NeoCarta Ventures, L.P. and the manager of NeoCarta Scout Fund, L.L.C. Mr. Pantuso may be deemed to share dispositive and voting power over these shares, which are, or may be, deemed to be beneficially owned by NeoCarta Ventures, L.P. and NeoCarta Scout Fund, L.L.C. Mr. Pantuso may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares held by NeoCarta Ventures, L.P. and NeoCarta Scout Fund, L.L.C. Mr. Pantuso disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.
(14)	Includes (a) 45,392 shares owned indirectly by Mr. Reddy through multiple partnerships, and (b) 47,612 shares that Mr. Reddy has a right to acquire within 60 days of January 4, 2013 pursuant to outstanding options. C.N. Reddy, who is one of our directors, is one of the general partners of Solar Venture Partners, LP, one of the general partners of Scenic Investments, L.P. and the general partner of Scenic Capital and may be deemed to share voting and investment power over the shares held by these partnerships. Mr. Reddy disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in them.
(15)	Includes 50,737 shares that Mr. Thornley has a right to acquire within 60 days of January 4, 2013 pursuant to outstanding options.
(16)	Includes an aggregate of 1,839,957 shares that our directors and executive officers have a right to acquire within 60 days of January 4, 2013 pursuant to outstanding options and the vesting of restricted stock units.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to all of Cavium’s equity compensation plans in effect as of December 31, 2012:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by security holders:
2001 Stock Incentive Plan (1)	781,185		$2.86	—
2007 Equity Incentive Plan (2)	5,240,082	(3)	$13.06	6,072,389
Equity compensation plans not approved by security holders	—		—	—

TOTAL:	6,021,267		$11.74	6,072,389

(1)	In February 2001, we adopted the 2001 Stock Incentive Plan, or 2001 Plan. A total of 10,258,479 shares of common stock are reserved for issuance under the 2001 Plan. As a result of our initial public offering and the adoption of the 2007 Equity Incentive Plan, Cavium no longer grants awards under the 2001 Plan; however, all outstanding options issued pursuant to the 2001 Plan continue to be governed by their existing terms.
(2)	In February 2007, we adopted the 2007 Equity Incentive Plan, or 2007 Plan, which became effective in May 2007 in connection with our initial public offering. A total of 5,000,000 shares of common stock were initially authorized for issuance under the 2007 Incentive Plan. Our Board of Directors may increase the share reserve as of each January 1, from January 1, 2008 through January 1, 2017 (each such day a “Calculation Date”), by an amount determined by our Board of Directors; provided, however that the increase for any year may not exceed the lesser of (a) 5% of the total number of shares of our common stock outstanding on the Calculation Date or (b) 5,000,000 shares.
(3)	Consists of 1,832,563 shares granted as restricted stock units and options to purchase 3,416,519 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CODE OF CONDUCT POLICY AND PROCEDURES

In 2007, Cavium adopted a written Code of Business Ethics and Conduct, or Code of Ethics, which was revised in 2011, that sets forth Cavium’s policies and procedures regarding the identification, review, consideration and approval or ratification of related person transactions with employees, directors and consultants. Pursuant to our written Code of Ethics, our executive officers and directors are not permitted to enter into such related person transactions without the approval of either our Audit Committee or our Board of Directors. Our Audit Committee and/or Board of Directors shall approve only those related person transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, which our Audit Committee or Board of Directors determines in the good faith exercise of its discretion. Our Code of Ethics also prohibits employees from entering into transactions that are a “conflict of interest,” such as those in which a person’s private interest interferes in any way with Cavium’s interests, without the approval of our designated compliance officer.

CERTAIN RELATED-PERSON TRANSACTIONS

Cavium has entered into indemnity agreements with certain officers and directors which provide, among other things, that Cavium will indemnify the officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of Cavium, and otherwise to the fullest extent permitted under Delaware law and Cavium’s Bylaws.

INDEPENDENCE OF THE BOARD OF DIRECTORS

As required under the Nasdaq Global Select Market, or NASDAQ, listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Cavium’s Board of Directors consults with Cavium’s counsel to ensure that the Board of Directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and Cavium, its senior management and its independent auditors, the Board of Directors has affirmatively determined that the following current four directors are independent directors within the meaning of the applicable NASDAQ listing standards: Messrs. Mehrotra, Pantuso, Reddy, and Thornley. In making this determination, the Board of Directors found that none of these directors or nominees for director had a material or other disqualifying relationship with Cavium. Mr. Ali, Cavium’s President and Chief Executive Officer, is not an independent director by virtue of his employment with Cavium.

INFORMATION REGARDING COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has three committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table provides membership and meeting information for fiscal 2012 for each of the committees:

Name	Audit		Compensation		Nominating and Corporate Governance
Syed B. Ali
Sanjay Mehrotra			X		X
Anthony J. Pantuso	X		X	(Chair)
C.N. Reddy	X		X		X
Anthony S. Thornley	X	(Chair)			X	(Chair)
Total meetings in fiscal 2012	5		2		1

Below is a description of each committee of the Board of Directors. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. The Board of Directors has determined that each member of each committee meets the applicable NASDAQ rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to Cavium.

Audit Committee

The Audit Committee of the Board of Directors was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 to oversee Cavium’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee: evaluates the performance of and assesses the qualifications of Cavium’s independent registered public accounting firm, or independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on Cavium’s audit engagement team as required by law; reviews and approves or rejects transactions between Cavium and any related persons; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by Cavium regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review Cavium’s annual audited financial statements and quarterly financial statements with management and the independent auditors, including reviewing Cavium’s disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Audit Committee is currently composed of three directors: Messrs. Pantuso, Reddy and Thornley. The Audit Committee met five times during the fiscal year. The Audit Committee has a written charter that is available to stockholders on Cavium’s website at http://investor.caviumnetworks.com.

The Board of Directors reviews the NASDAQ listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of Cavium’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the NASDAQ listing standards). The Board of Directors has also determined that Mr. Thornley qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Directors made a qualitative assessment of Mr. Thornley’s level of knowledge and experience based on a number of factors, including his formal education and experiences as a chief financial officer for public reporting companies.

Report of the Audit Committee of the Board of Directors2

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2012 with management of Cavium. The Audit Committee has discussed with PricewaterhouseCoopers LLP, Cavium’s independent registered public accounting firm, the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards , Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board (“PCAOB”) in Rule 3200T. The Audit Committee has also received the written disclosures and the letter from PricewaterhouseCoopers LLP required by applicable requirements of the PCAOB regarding PricewaterhouseCoopers LLP’s communications with the audit committee concerning independence, and has discussed with PricewaterhouseCoopers LLP the accounting firm’s independence. Based on the foregoing, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in Cavium’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Anthony S. Thornley (Chair) Anthony J. Pantuso CN Reddy

[2]	The material in this report is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of Cavium under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Compensation Committee

Information regarding the Compensation Committee’s policies and procedures is included in Item 11 of this Part III and incorporated into this Item 13 by reference.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board of Directors is responsible for identifying, reviewing and evaluating candidates to serve as directors of Cavium (consistent with criteria approved by the Board of Directors), reviewing and evaluating incumbent directors, recommending to the Board of Directors for selection candidates for election to the Board of Directors, making recommendations to the Board of Directors regarding the membership of the committees of the Board of Directors, considering nominations and proposals submitted by Cavium’s stockholders, assessing the performance and independence of the Board of Directors, and maintaining a set of corporate governance principles for Cavium.

The Nominating and Corporate Governance Committee is currently composed of three directors: Messrs. Mehrotra, Thornley and Reddy. All current members of the Nominating and Corporate Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Nominating and Corporate Governance Committee met once and acted once by written consent during 2012. The Nominating and Corporate Governance Committee has a written charter that is available to stockholders on Cavium’s website at http://investor.caviumnetworks.com.

The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, extensive business and industry experience, comprehension of public company responsibilities, as well as high personal integrity and ethical standards. The Nominating and Corporate Governance Committee also considers such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of Cavium, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of Cavium’s stockholders. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board of Directors, the operating requirements of Cavium and the long-term interests of stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee’s policy is to consider diversity, age, skills, and other factors it deems appropriate given the current needs of the Board of Directors and Cavium, to maintain a balance of knowledge, experience and capability. The Nominating and Corporate Governance Committee does not assign specific weights to particular factors and no particular factor is necessarily applicable to all prospective nominees. As part of the Board of Directors’ periodic self-assessment process, the Board of Directors considers whether it would be desirable for particular characteristics, experiences and skills to be represented on the Board of Directors to a greater degree. In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews these directors’ overall service to Cavium during their terms, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair the directors’ independence.

When considering diversity, the Board of Directors and Nominating and Corporate Governance Committee views “diversity” as diversity of experience and expertise. The Board of Directors and Nominating and Corporate Governance Committee believe that by having a Board of Directors diverse in experience and expertise enables the Board, as a body, to have the broad range of requisite expertise and experience to guide Cavium and management and to fulfill its role of oversight and stewardship. However, neither the Board of Directors nor the Nominating and Corporate Governance Committee has developed a policy with respect to diversity in identifying nominees for director, other than to consider diversity when assessing nominees.

In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for NASDAQ purposes, which determination is based upon applicable NASDAQ listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board of Directors. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board of Directors by majority vote.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board of Directors may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: 2315 N. First Street, San Jose, California 95131, at least 120 days prior to the anniversary date of the mailing of Cavium’s proxy statement for the last Annual Meeting of Stockholders. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record holder of Cavium’s stock and has been a holder for at least one year. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Item 14.	Principal Accounting Fees and Services.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

In connection with the audit of the 2012 financial statements, Cavium entered into an engagement agreement with PricewaterhouseCoopers LLP which sets forth the terms by which PricewaterhouseCoopers LLP will perform audit services for Cavium.

The following table represents aggregate fees billed to Cavium for the fiscal years ended December 31, 2011 and 2012, respectively, by PricewaterhouseCoopers LLP, Cavium’s principal accountant.

	Fiscal Year Ended December 31,
	2011	2012
	($)	($)
	(In thousands)
Audit Fees(1)	1,305.0	1,414.9
Audit-related Fees(2)	—	36.0
Tax Fees(3)	—	20.0

Total Fees	1,305.0	1,470.9

(1)	Audit Fees consist of fees incurred for professional services rendered for the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements, other services normally provided by PricewaterhouseCoopers LLP in connection with regulatory filings, and for the audit of the effectiveness of our internal control over financial reporting.
(2)	Audit-related Fees consist of fees for audit services related to one of Cavium’s subsidiaries.
(3)	Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning.

All fees described above were approved by the Audit Committee.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by Cavium’s independent auditors, PricewaterhouseCoopers LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditors or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of the services other than audit services by PricewaterhouseCoopers LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Index to Consolidated Financial Statements

a. The following documents are filed as part of this report:

1.	Financial Statements:	54
	See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2.	Financial Statement Schedule:	93
	Schedule II — Valuation and Qualifying Accounts and Reserve

3.	Exhibits:	125
	The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2013.

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

Signature	Title	Date

/s/ Syed Ali Syed Ali	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

/s/ Arthur Chadwick Arthur Chadwick	Chief Financial Officer, Vice President of Finance and Administration and Secretary (Principal Financial and Accounting Officer)	February 28, 2013

/s/ Sanjay Mehrotra Sanjay Mehrotra	Director	February 28, 2013

/s/ Anthony Pantuso Anthony Pantuso	Director	February 28, 2013

/s/ C.N. Reddy C.N. Reddy	Director	February 28, 2013

/s/ Anthony Thornley Anthony Thornley	Director	February 28, 2013

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit	Filing Date
2.1	Asset Purchase Agreement, dated January 25, 2011, between the Registrant and Wavesat, Inc.	8-K	001-33435	2.1	1/31/2011

2.2	Asset Purchase Agreement, dated January 31, 2011, between the Registrant, Cavium Networks Singapore Pte. Ltd., and Celestial Semiconductor Ltd.	8-K/A	001-33435	2.2	2/3/2011

2.3	Supplemental Agreement relating to the Asset Purchase Agreement dated January 31, 2011 between the Registrant, Cavium Networks Singapore Pte. Ltd., and Celestial Semiconductor Ltd., dated March 4, 2011	8-K	001-33435	1.1	3/9/2011

2.3	Agreement and Plan Merger and Reorganization by and between the Registrant, MV Acquisition Corporation, Manta, LLC ., and MontaVista Software, Inc., dated November 6, 2009	8-K	001-33435	2.1	11/10/2009

2.4	Amendment No. 1 to Agreement and Plan Merger and Reorganization by and between the Registrant, MV Acquisition Corporation, Manta, LLC ., and MontaVista Software, Inc., dated November 6, 2009	8-K	001-33435	10.1	12/18/2009

2.5	Asset Purchase Agreement, dated July 15, 2008, between the Registrant, Cavium (Taiwan) Ltd., and Star Semiconductor Corporation	8-K	001-33435	10.1	7/16/2008

2.6	Agreement and Plan of Merger and Reorganization, dated November 6, 2009, by and between the Registrant, WWC Acquisition Corporation, WWC I, LLC, and W&W Communications, Inc.	8-K	001-33435	10.26	11/10/2008

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-33435	3.2	6/20/2011

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-140660	3.5	4/13/2007

4.1	Reference is made to exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate	S-1/A	333-140660	4.2	4/24/2007

4.4	Registration Rights Agreement by and between the Registrant and certain stockholders of MontaVista Software, Inc., dated December 14, 2009.	8-K	001-33435	4.1	12/18/2009

4.5	Shareholders Agreement dated March 4, 2011, between the Registrant and Celestial Semiconductor Ltd.	8-K	001-33435	1.2	3/9/2011

10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and officers	S-1	333-140660	10.1	2/13/2007

10.2†	2001 Stock Incentive Plan and forms of agreements thereunder	S-1	333-140660	10.2	2/13/2007

10.3†	Amended 2007 Equity Incentive Plan	10-Q	001-33435	10.3	5/17/2012

10.4†	Form of Option Agreement under 2007 Equity Incentive Plan	10-Q	001-33435	10.24	5/2/2008

10.5†	Form of Option Grant Notice and Form of Exercise Notice under 2007 Equity Incentive Plan	S-1	333-140660	10.4	2/13/2007

10.6†	Form of Restricted Stock Unit Grant Notice under 2007 Equity Incentive Plan	10-Q	001-33435	10.25	8/8/2008

10.7†	Restricted Stock Unit Retention Plan	10-K	001-33435	10.7	3/2/2009

10.8†	Executive Employment Agreement, dated January 2, 2001, between the Registrant and Syed Ali	S-1	333-140660	10.5	2/13/2007

10.9†	Amendment to Executive Employment Agreement, dated December 24, 2008, between the Registrant and Syed Ali	10-K	001-33435	10.9	3/2/2009

10.10†	Employment Offer Letter, dated December 27, 2004, between the Registrant and Arthur Chadwick	S-1	333-140660	10.6	2/13/2007

10.11†	Employment Offer Letter, dated January 22, 2001, between the Registrant and Anil K. Jain	S-1	333-140660	10.7	2/13/2007

10.12†	Amendment to Offer Letter, dated December 24, 2008, between the Registrant and Anil Jain	10-K	001-33435	10.12	3/2/2009

10.13†	Employment Offer Letter, dated May 6, 2003, between the Registrant and Rajiv Khemani	S-1	333-140660	10.8	2/13/2007

10.14†	Letter Agreement, dated September 1, 2006, between the Registrant and Anthony Thornley	S-1	333-140660	10.10	2/13/2007

10.15†	Letter Agreement, dated July 15, 2009, between the Registrant and Sanjay Mehrotra	8-K	001-33435	10.1	7/24/2009

10.16†	2011 Executive Officer Salaries	10-Q	001-33435	10.2	5/6/2011

#10.17	Master Technology License Agreement, dated December 30, 2003, between the Registrant and MIPS Technologies, Inc.	S-1/A	333-140660	10.21	4/6/2007

#10.18	MIPS Core Technology Schedule, dated as of September 29, 2010, by and among the Registrant and MIPS Technologies, Inc.	10-Q	001-33435	10.1	10/29/2010

10.19	Agreement and Plan of Merger and Reorganization by and between the Registrant, MV Acquisition Corporation, Mantra, LLC, and MontaVista Software, Inc., dated November 6, 2009.	8-K	001-33435	2.1	11/10/2009

10.20	Amendment No. 1 to Agreement and Plan of Merger and Reorganization by and between the Registrant, MV Acquisition Corporation, Mantra, LLC, and MontaVista Software, Inc., dated December 14, 2009.	8-K	001-33435	10.1	12/18/2009

10.21	Lease Agreement dated March 17, 2011, between the Registrant and SI 37, LLC	8-K	001-33435	10.1	3/1/2011

10.22†	Employment Offer Letter, dated February 11, 2011, between the Registrant and Vincent Pangrazio	10-Q	001-33435	10.1	5/6/2011

10.23*†	Separation Agreement, dated December 14, 2012 between Registrant and Rajiv Khemani

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
†	Management contract or compensatory plan or arrangement.