Form 10-Q
period 2013-03-31
CAVIUM, INC.
filed 2013-05-06
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of April 29, 2013 was: 51,337,794

CAVIUM, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$86,511	$76,784
Accounts receivable, net of allowances of $732 and $991, respectively	36,127	33,567
Inventories	41,403	46,508
Prepaid expenses and other current assets	3,315	4,865
Assets held for sale	—	2,609
Deferred tax assets	508	568

Total current assets	167,864	164,901
Property and equipment, net	28,805	30,692
Intangible assets, net	59,037	62,888
Goodwill	71,478	71,478
Deferred tax assets, net of current portion	512	449
Other assets	1,434	1,096

Total assets	$329,130	$331,504

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,110	$16,083
Other accrued expenses and other current liabilities	6,698	8,680
Deferred revenue	10,657	12,944
Notes payable	1,012	1,012
Capital lease and technology license obligations, current portion	11,984	16,500

Total current liabilities	43,461	55,219
Notes payable, net of current portion	4,500	4,000
Capital lease and technology license obligations, net of current portion	23,843	24,832
Deferred tax liability	2,617	2,421
Other non-current liabilities	1,847	1,970

Total liabilities	76,268	88,442

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, par value $0.001:
200,000,000 shares authorized; 51,335,518 and 50,630,991 shares issued and outstanding; as of March 31, 2013 and December 31, 2012, respectively	51	51
Additional paid-in capital	413,246	398,133
Accumulated deficit	(157,276)	(154,092)

Total stockholders’ equity attributable to the Company	256,021	244,092
Non-controlling interest	(3,159)	(1,030)

Total stockholders’ equity	252,862	243,062

Total liabilities and stockholders’ equity	$329,130	$331,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net revenue	$69,530	$52,743
Cost of revenue	26,159	28,008

Gross profit	43,371	24,735

Operating expenses:
Research and development	32,415	27,058
Sales, general and administrative	15,240	12,484

Total operating expenses	47,655	39,542

Loss from operations	(4,284)	(14,807)

Other expense, net:
Interest expense	(342)	(32)
Other, net	(261)	(94)

Total other expense, net	(603)	(126)

Loss before income taxes	(4,887)	(14,933)
Provision for (benefit from) income taxes	426	(1,104)

Net loss	(5,313)	(13,829)
Net loss attributable to non-controlling interest	(2,129)	—

Net loss attributable to the Company	$(3,184)	$(13,829)

Earnings per share attributable to the Company:
Net loss per common share, basic	$(0.06)	$(0.28)
Shares used in computing basic net loss per common share	51,001	49,323
Net loss per common share, diluted	$(0.06)	$(0.28)
Shares used in computing diluted net loss per common share	51,001	49,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,313)	$(13,829)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	8,274	9,013
Depreciation and amortization	9,324	7,543
Deferred income taxes	193	(1,488)
Gain on sale of held for sale assets	(747)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(2,560)	(109)
Inventories	5,099	1,283
Prepaid expenses and other current assets	1,698	(661)
Other assets	(338)	123
Accounts payable	(4,307)	3,552
Deferred revenue	(2,287)	1,941
Accrued expenses and other current and non-current liabilities	(629)	(572)

Net cash provided by operating activities	8,407	6,796

Cash flows from investing activities:
Purchases of property and equipment	(670)	(1,688)
Purchases of intangible assets	(2,343)	(1,450)
Proceeds received from sale of held for sale assets	3,350	—

Net cash provided by (used in) investing activities	337	(3,138)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	6,845	1,579
Principal payment of capital lease and technology license obligations	(6,362)	(3,376)
Notes payable of the VIE to non-controlling interest	500	—

Net cash provided by (used in) financing activities	983	(1,797)

Net increase in cash and cash equivalents	9,727	1,861
Cash and cash equivalents, beginning of period	76,784	63,225

Cash and cash equivalents, end of period	$86,511	$65,086

Supplemental disclosure of cash flows from investing activities
Property and equipment and intangible assets acquired included in accounts payable, other accrued expense and other current liabilities	1,198	3,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Basis of Presentation

Organization

Cavium, Inc., (the “Company”), was incorporated in the state of California on November 21, 2000 and was reincorporated in the state of Delaware effective February 6, 2007. The Company designs, develops and markets semiconductor processors for intelligent and secure networks.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Cavium, Inc., its wholly owned subsidiaries, and a variable interest entity, or VIE, of which the Company is the primary beneficiary. Under the accounting principles generally accepted in the United States of America, or US GAAP, a VIE is required to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. See Note 5 of Notes to Condensed Consolidated Financial Statements for detailed discussions of the VIE. Intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared in accordance with US GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. For further information, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K (File No. 001-33435) on file with the SEC for the year ended December 31, 2012.

The condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s condensed consolidated financial position at March 31, 2013, and the condensed consolidated results of its operations for the three months ended March 31, 2013 and 2012, and condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There had been no material changes to these accounting policies.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued updated guidance on reporting other comprehensive income. Under the updated guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This updated guidance does not change the current requirements for reporting net income or other comprehensive income in the financial statements. This guidance is effective for reporting periods beginning after December 15, 2012, with early adoption permitted. Due to the fact that the Company does not have any other comprehensive income (loss), the adoption of this additional guidance did not have an impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

2.	Net Loss Per Common Share

The following table sets forth the computation of net loss per share:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data)
Net loss attributable to the Company	$(3,184)	$(13,829)

Weighted average common shares outstanding - basic	51,001	49,323
Dilutive effect of employee stock plans	—	—

Weighted average common shares outstanding - diluted	51,001	49,323

Net loss per common share, basic	$(0.06)	$(0.28)

Net loss per common share, diluted	$(0.06)	$(0.28)

The following outstanding options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Options to purchase common stock	3,834	4,778
Restricted stock units	2,230	2,575

3.	Fair Value Measurements

At March 31, 2013 and December 31, 2012, all of the Company’s investments were classified as cash equivalents and are comprised of an investment in a money market fund. In accordance with the guidance for fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund as Level 1 (Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access), which approximated $60.2 million and $50.2 million as of March 31, 2013 and December 31, 2012, respectively. Notes payable are carried at cost which approximates fair value based on current interest rates available to the Company and are a Level 2 measurement. There are no other financial assets and liabilities that require Level 2 or Level 3 fair value hierarchy measurements and disclosures.

4.	Balance Sheet Components

Inventories are comprised of the following:

	As of March 31, 2013	As of December 31, 2012
	(in thousands)
Work-in-process	$28,701	$33,418
Finished goods	12,702	13,090

	$41,403	$46,508

Property and equipment, net, consist of the following:

	As of March 31, 2013	As of December 31, 2012
	(in thousands)
Mask costs and test equipment	$33,850	$32,771
Software, computer and other equipment	36,307	35,563
Furniture, office equipment and leasehold improvements	1,088	1,089

	71,245	69,423
Less: accumulated depreciation and amortization	(42,440)	(38,731)

	$28,805	$30,692

Depreciation and amortization expense was $4.5 million and $3.5 million for the three months ended March 31, 2013 and 2012, respectively.

The Company leases certain design tools under time-based capital lease and certain financing arrangements which are included in property and equipment, which total cost, net of accumulated amortization amounted to $15.2 and $16.8 million at March 31, 2013 and December 31, 2012, respectively. Amortization expense related to assets recorded under capital lease and certain financing agreements was $1.6 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.

Other accrued expenses and other current liabilities consist of the following:

	As of March 31, 2013	As of December 31, 2012
	(in thousands)
Accrued compensation and related benefits	$3,710	$4,458
Professional fees	982	1,067
Restructuring related payables	210	210
Income tax payable	219	467
Other	1,577	2,478

	$6,698	$8,680

Warranty Accrual

The following table presents a reconciliation of the warranty liability, which is included within other in the accrued expenses and other current liabilities above:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Beginning balance	$440	$412
Accruals and adjustments	85	219
Settlements	(155)	(221)

Ending balance	$370	$410

Deferred revenue consists of the following:

	As of March 31, 2013	As of December 31, 2012
	(in thousands)
Services / Support and Maintenance	$5,724	$8,017
Software License / Subscription	2,000	2,529
Distributors	2,933	2,398

	$10,657	$12,944

5.	Business Combinations and Divestitures

Variable Interest Entity

In May 2012, the Company entered into a secured note purchase agreement with a VIE to provide cash advances. As of March 31, 2013, the Company had made cash advances of $4.0 million under three convertible notes receivable which mature between December 31, 2013 and August 31, 2014. In addition, a certain third-party company and a certain third party investor (“non-controlling interest”) had made cash advances of $5.0 million and $0.5 million, respectively, under three convertible notes receivable which mature between December 31, 2013 and August 31, 2014. Certain of the convertible notes are collateralized by a lien on the VIE’s assets. Pursuant to the convertible notes, in the event of a qualified equity financing of the VIE, the outstanding principal balance plus the accrued interest of the convertible notes would be automatically converted into preferred stock of the VIE. The Company has a purchase option to acquire the assets of the VIE at a price specified in the secured note purchase agreement. The option to purchase expires on December 31, 2013, provided the VIE has met certain milestones specified in the secured note purchase agreement. If the certain milestones have not been met by December 31, 2013, the expiration shall be the date that is the earlier of 30 days after the VIE meets the specified milestones or July 31, 2014. The Company has concluded that it is the primary beneficiary of the VIE due to the Company’s investment risk to absorb the losses of the VIE and the purchase option to acquire the assets of the VIE. As such, the Company has included the accounts of the VIE in the condensed consolidated financial statements. The significant components of the VIE’s financial statements included in the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2013 include cash of $1.5 million; property and equipment and intangible assets of $1.1 million; notes payable of $5.5 million, non-controlling interest of $3.2 million and a net loss, net of portion to non-controlling interest of $1.6 million.

Sale of Held for Sale Assets

In January 2013, the Company completed the sale of certain assets to a third-party company. The assets sold originated from the acquisition of MontaVista Software, Inc. in fiscal year 2009, which was part of the software and services reporting unit. Under the asset purchase agreement, the Company agreed to transfer certain assets for an aggregate cash consideration of $3.3 million. The carrying value of the assets held for sale was approximately $2.6 million, consisting of a portion of goodwill of $2.2 million and the remaining related to the carrying costs of the transferred property and equipment and intangible assets. These assets were classified as assets held for sale in the consolidated balance sheets as of December 31, 2012. The difference between the sale consideration and the carrying value of the assets held for sale of $0.7 million was recognized as a gain on sale of held for sale assets within sales, general and administrative expenses during the three months ended March 31, 2013.

6.	Goodwill and Intangible Assets, Net

Goodwill

The carrying amount of goodwill at March 31, 2013 was unchanged from the balance at December 31, 2012. The carrying amount of the goodwill at December 31, 2012 was $71.5 million, of which, $56.3 million was in the semiconductor products reporting unit and $15.2 million was in the software and services reporting unit.

The Company reviews goodwill for impairment annually at the beginning of its fourth calendar quarter and whenever events or changes in circumstances that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. For the most recent annual goodwill impairment analysis performed during the fourth quarter of 2012, the Company had two reporting units, namely, semiconductor product unit and software and services unit. The result of the most recent annual impairment test showed that goodwill impairment does not exist in its semiconductor product reporting unit due to a significant excess of the fair value over the carrying value of the reporting unit. The Company however determined that goodwill impairment existed in its software and services reporting unit as a result of the most recent annual goodwill impairment assessment. As such, the Company recorded $27.7 million of goodwill impairment charge in the fourth quarter of 2012.

During the first quarter of 2013, due to the sale of certain assets of MontaVista and the reorganization of resources, the Company changed how it manages and operates the business which resulted in the combination of the semiconductor product and software and services into one reporting unit. See related discussions in Note 10 of Notes to Condensed Consolidated Financial Statements. As such, beginning in the first quarter of 2013, the Company assesses the goodwill impairment at the reporting unit level which is at the Company level as a whole. Due to the change in the reporting unit structure, the Company performed a qualitative assessment of the goodwill at the Company level as a whole and concluded that it was more-likely-than-not that the fair value of the reporting unit exceeded the carrying amount as of March 31, 2013. As such, it was not necessary to perform the two-step goodwill impairment test at that time. In assessing the qualitative factors, the Company considered the impact of these key factors: overall financial performance, industry and competitive market environment, market capitalization and stock price.

Intangible assets, net consisted of the following:

	As of March 31, 2013			Weighted average remaining amortization period (years)
	Gross	Accumulated Amortization	Net
	(in thousands)
Existing and core technology - product	$46,533	$(35,690)	$10,843	2.19
Technology licenses	66,258	(22,356)	43,902	7.65
Customer contracts and relationships	8,991	(5,490)	3,501	4.69
Trade name	2,296	(1,505)	791	1.85
Order backlog	640	(640)	—	—

Total amortizable intangible assets	$124,718	$(65,681)	$59,037	6.41

	As of December 31, 2012			Weighted average remaining amortization period (years)
	Gross	Accumulated Amortization	Net
	(in thousands)
Existing and core technology - product	$47,658	$(35,326)	$12,332	2.39
Technology licenses	66,034	(20,078)	45,956	7.94
Customer contracts and relationships	8,991	(5,291)	3,700	4.93
Trade name	2,296	(1,396)	900	2.10
Order backlog	640	(640)	—	—

Total amortizable intangible assets	125,619	(62,731)	62,888	6.57

Amortization expense was $4.8 million and $4.1 million for the three months ended March 31, 2013 and 2012, respectively. The estimated future amortization expense from amortizable intangible assets is as follows (in thousands):

Remainder of 2013	$12,605
2014	14,035
2015	7,346
2016	5,215
2017	4,409
2018 and thereafter	15,427

$59,037

7.	Restructuring Accrual

In the first quarter of 2012, the Company recorded a restructuring accrual of $0.4 million related to the leased facility in Canada which the Company no longer occupies. The lease will expire in March 2014.

In connection with a workforce reduction during the three months ended March 31, 2013, the Company incurred $1.4 million in expense primarily related to severance and other related benefits.

A summary of the accrued restructuring liabilities, net of related activities during the three months ended March 31, 2013 is as follows:

	Severance and other benefits	Excess Facility Related Cost	Total
	(in thousands)
Balance at December 31, 2012	$—	$262	$262
Additions	1,371	—	1,371
Cash payments and other non-cash adjustments	(1,371)	(52)	(1,423)

Balance at March 31, 2013	$—	$210	$210

8.	Stockholders’ Equity

Equity Incentive Plans

The following table summarizes the details related to stock options granted and outstanding under the 2007 Equity Incentive Plan and 2001 Stock Incentive Plan for the three months ended March 31, 2013:

	Number of Shares Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2012	4,197,704	$16.83
Options granted	189,375	37.63
Options exercised	(420,318)	16.25
Options cancelled and forfeited	(132,295)	33.93

Balance as of March 31, 2013	3,834,466	$17.34

The fair value of each employee option grant for the three months ended March 31, 2013 and 2012 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	0.32%	0.83%
Expected life	4.53 years	4.53 years
Dividend yield	0%	0%
Volatility	49.6%	53.6%

The estimated weighted-average grant date fair value of options granted were $15.30 and $15.79 per share for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, there is $8.5 million of unrecognized compensation costs, net of estimated forfeitures, related to stock options granted under the Company’s 2007 Equity Incentive Plan and 2001 Stock Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.47 years.

The following table summarizes the details related to restricted stock units, or RSUs, granted and outstanding under the 2007 Equity Incentive Plan for the three months ended March 31, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2012	1,823,563	$33.17
Granted	860,850	36.95
Issued and released	(284,295)	31.24
Cancelled and forfeited	(170,543)	31.44

Balance as of March 31, 2013	2,229,575	$35.00

For restricted stock units, or RSUs, stock-based compensation expense is calculated based on the market price of the Company’s common stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.

As of March 31, 2013, there was $64.6 million of unrecognized compensation costs, net of estimated forfeitures related to RSUs granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.86 years.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cost of revenue	$287	$517
Research and development	3,906	4,066
Sales, general and administrative	4,081	4,430

	$8,274	$9,013

The total stock-based compensation cost capitalized as part of inventory as of March 31, 2013 and December 31, 2012 was not significant.

Changes in stockholders’ equity

A reconciliation of the changes in stockholders’ equity for the three months ended March 31, 2013 is presented below:

	Three months ended March 31, 2013
	Attributable to the Company	Attributable to non-controlling interest	Total stockholders’ equity
	(in thousands)
Balance at December 31, 2012	$244,092	$(1,030)	$243,062
Common stock issued in connection with exercises of stock options	6,845	—	6,845
Stock-based compensation	8,268	—	8,268
Net loss	(3,184)	(2,129)	(5,313)

Balance at March 31, 2013	$256,021	$(3,159)	$252,862

9.	Income Taxes

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

The following table presents the provision for (benefit from) income taxes and the effective tax rates for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Loss before income taxes	$(4,887)	$(14,993)
Provision for (benefit from) income taxes	426	(1,104)
Effective tax rate	-8.7%	7.4%

The provision for income taxes for the three months ended March 31, 2013 was primarily related to earnings in foreign jurisdictions. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to the Company’s loss before income taxes and the provision for income taxes recorded for the three months ended March 31, 2013 was primarily attributable to the impact of the losses that are not benefited, difference in foreign tax rates and increase in indefinite lived intangible related deferred tax liability. The benefit from income taxes for the three months ended March 31, 2012 was primarily related to the year-to-date pre-tax losses. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to the Company’s loss before income taxes and the benefit from income taxes recorded for the three months ended March 31, 2012 was primarily attributable to the impact of the differential in foreign tax rates, non-deductible stock-based compensation charges, and recovery of non-taxable escrow related to the Celestial Semiconductor acquisition.

The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. The need for valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of the Company’s net deferred tax assets during the fourth quarter of 2012, the Company determined that it was more-likely-than-not it would not realize the full value of its federal and state deferred tax assets. As such, the Company determined that as of December 31, 2012, a full valuation allowance is required on its net federal and state deferred tax assets. Adjustments could be required in the future if the Company concludes that it is more-likely-than-not that these net deferred tax assets are recoverable. A release of the valuation allowance could have the effect of decreasing the income tax provision in the period the valuation allowance is released. The Company continues to monitor the likelihood that it will be able to recover its deferred tax assets. As of March 31, 2013, the Company believes that it is not more likely than not that it will be able to fully realize its United States federal and state deferred tax assets, as such, the Company continues to provide a full valuation allowance on those deferred tax assets.

As of March 31, 2013 and December 31, 2012, the Company had unrecognized tax benefits for income taxes associated with uncertain tax positions of $13.7 million and $12.7 million, respectively. If all of these unrecognized tax benefits were recognized, $0.8 million would reduce the Company’s effective tax rate. The Company is not anticipating any significant changes in unrecognized tax benefits in the next 12 months.

The Company’s major tax jurisdictions are the United States federal government, the states of California and Massachusetts, Japan, India, China and Singapore. The Company files income tax returns in the United States federal jurisdiction, the states of California and Massachusetts, various other states, and foreign jurisdictions in which it has a subsidiary or branch operations. The United States federal corporation income tax returns beginning with the 2000 tax year remain subject to examination by the Internal Revenue Service. The California corporation income tax returns beginning with the 2000 tax year remain subject to examination by the California Franchise Tax Board. As of March 31, 2013, there are no on-going tax audits in the major tax jurisdictions other than India. The India tax audit is for the tax year 2011, and the Company does not expect any significant tax adjustments.

On January 2, 2013, the President of the United States of America signed into law The American Taxpayer Relief Act of 2012, or ATRA. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31,

2011. The ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. The benefit of the reinstated credit did not impact the income statement in the period of enactment, which is the first quarter of 2013, as the research and development credit carryforwards are offset by a full valuation allowance.

10.	Segment and Geographic Information

Operating segments are based on components of the Company that engage in business activity that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by the Company’s chief operating decision maker, or CODM, to make decisions about resource allocation and performance and (b) for which discrete financial information is available. The Company’s primary business has been its semiconductor business, which comes from the development and sale of semiconductor products. Prior to fiscal year 2010, the Company was organized as, and operated in, one operating segment. In the fourth quarter of 2009, the Company acquired MontaVista which changed the way the CODM viewed and managed the business and allocated resources. This resulted in the Company to operate in two reporting units which is the same as the reportable segments namely, semiconductor products and software and services beginning first quarter of 2010.

During the first quarter of 2013, the Company sold certain assets and reorganized the software and services unit which resulted in a decrease in the significance of the related business unit to the overall operations of the Company. Due to such decrease in the significance of the software and services unit, the CODM now views, manages and allocates resources across the business as a whole and no longer reviews the discrete financial information for semiconductor products and software and services separately. As a result of this change, the Company manages and operates as one reporting unit which is also the same as the reportable segment beginning in the first quarter of 2013.

The following table is based on the geographic location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods indicated were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
United States	$22,651	$19,638
China	16,820	13,687
Korea	7,035	2,723
Taiwan	5,891	5,553
Mexico	4,150	955
Malaysia	3,465	4,486
Other countries	9,518	5,701

Total	$69,530	$52,743

The following table sets forth long lived assets, which consist primarily of property and equipment, net by geographic regions:

	As of March 31, 2013	As of December 31, 2012
	(in thousands)
United States	$25,896	$27,678
All other countries	2,909	3,014

Total	$28,805	$30,692

11.	Commitments and Contingencies

The Company is not currently a party to any legal proceedings that the outcome of which, if determined adversely to the Company, would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expire on various dates ending in November 2020. The Company also acquires certain assets under capital leases.

Minimum commitments under non-cancelable operating and capital lease agreements, excluding the accrued restructuring liability (See Note 7 of the Condensed Consolidated Financial Statements) as of March 31, 2013 are as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
Remainder of 2013	$11,632	$3,345	$14,977
2014	11,968	4,103	16,071
2015	9,258	3,960	13,218
2016	5,150	4,070	9,220
2017	—	4,182	4,182
2018 thereafter	—	8,959	8,959

	$38,008	$28,619	$66,627

Less: Interest component (3.75% annual rate)	2,181

Present value of minimum lease payment	35,827

Current portion of the obligations	$11,984

Long-term portion of obligations	$23,843

Rent expense incurred under operating leases was $1.3 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively.

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

OCTEON®, OCTEON® PlusTM, OCTEON Fusion®, FusionStackTM, NITROX®, NEURONTM, CelestialTM , ECONA®, PureVu® and WiVuTM are trademarks or registered trademarks of Cavium, Inc.

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

From our incorporation in 2000 through 2003, we were primarily engaged in the design and development of our first processor family, NITROX, which we began shipping commercially in 2003. In 2004, we introduced and commenced commercial shipments of NITROX Soho. In 2006, we commenced our first commercial shipments of our OCTEON family of multi-core MIPS64 processors. We introduced a number of new products within all three of these product families in 2006. In 2007 we introduced our new line of OCTEON based storage services processors designed to address the specific needs in the storage market, as well as other new products in the OCTEON and NITROX families. In 2008, we expanded our OCTEON and NITROX product families with new products including wireless services processors to address the needs for wireless infrastructure equipment. In 2009, we announced the OCTEON II Internet Application Processor, or IAP, family multi-core MIPS64 processors, with one to 32 cores to address next generation networking applications support converged voice, video, data mobile traffic and services. In 2010, we announced the next generation NITROX III, a processor family with 16 to 64-cores that delivers security and compression processors for application delivery, cloud computing and wide area network optimization. In 2011, we introduced NEURON, a new search processor product family that targets a wide range of high performance, L2-L4 network search applications in enterprise and service provider infrastructure equipment. In 2011, we also introduced another new product family, the OCTEON Fusion, a single chip SoCs with up to 6x MIPS64 cores and up to 8x LTE/3G baseband DSP cores which enable macro base station class features for small cell base stations. In 2012, we introduced OCTEON III, Cavium’s 48-core 2.5GHz multi-core processor family that can deliver up to 100Gbps of application processing, up to 120GHz of 64-bit compute processing per chip and can be connected in multi-chip configurations. In August 2012, we announced Project Thunder, the development of a new family of 64-bit ARMv8 scalable multi-core processors for cloud and datacenter applications. We expect that this processor family will integrate high-performance computer, networking, security, and storage along with targeted workload application acceleration and high-speed industry standard IOs.

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

In December 2009, we acquired MontaVista Software, Inc. This acquisition complemented our broad portfolio of multi-core processors to deliver integrated and optimized embedded solutions to the market.

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

Results of Operations

Three months ended March 31, 2013 and 2012

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Three Months Ended March 31,		change	%
	2013	2012
	(in thousands)
Net revenue	$69,530	$52,743	$16,787	31.8%
Cost of revenue	26,159	28,008	(1,849)	-6.6%

Gross Profit	$43,371	$24,735	$18,636	75.3%

Gross Margin	62.4%	46.9%	15.5%

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

Cisco Systems, Inc. accounted for 19% and 28% of our net revenue for the three months ended March 31, 2013 and 2012, respectively. No other customer accounted for more than 10% of our revenues for the three months ended March 31, 2013 and 2012.

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. We have an existing agreement with a distributor to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to this distributor, we defer revenue and costs until products are sold to its end customers. For the three months ended March 31, 2013 and 2012, 5.9%, 5.7%, respectively, of our net revenues were from products sold by this distributor. Revenue recognition depends on notification from this distributor that product has been sold to its end customers.

We use our distributors, other than the distributor discussed above, primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through these distributors was $21.4 million and $14.7 million for the three months ended March 31, 2013 and 2012, respectively, which accounted for 30.8% and 27.8% of net revenue for the three months ended March 31, 2013 and 2012, respectively. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

Our net revenue increased by $16.8 million or 31.8% in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in net revenue was attributable mainly to the increase in sales in our enterprise network; data center; and access and service provider markets, combined of $17.8 million, which was partially offset by the decrease in sales in our broadband and consumer market of $1.0 million. The overall increase in sales in our enterprise networks; data center; and access and service provider markets was mainly due to the increase in demand for our products, as a result of the timing of these customers’ volume production of our design wins. The decrease in sales of our broadband and consumer market resulted from lower demand from our customers, affected by the timing of volume production of our design wins in the broadband and consumer side.

The following table is based on the geographic location of our customers including the original equipment manufacturers, contract manufacturers or the distributors who purchased our products and services. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods presented were:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
United States	$22,651	$19,638
China	16,820	13,687
Korea	7,035	2,723
Taiwan	5,891	5,553
Mexico	4,150	955
Malaysia	3,465	4,486
Other countries	9,518	5,701

Total	$69,530	$52,743

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

Gross margin increased from 46.9% in the three months ended March 31, 2012 to 62.4% in the three months ended March 31, 2013, an increase of 16.0%. During the first quarter of 2012, we wrote-down certain Celestial product inventories of approximately $4.8 million. Excluding this inventory write down in the first quarter of 2012, gross margin increased by 6.4% in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in the overall gross margin percentage was mainly due to overall increases in revenue and shifts of product sales mix of our semiconductor products as we sold more of our higher performance products, which yield higher gross margins compared to our lower performance products.

Research and Development Expenses

Research and development expenses primarily include personnel costs, engineering design development software and hardware tools, allocated facilities expenses and depreciation of equipment used in research and development, and stock-based compensation.

Total research and development expenses for the periods presented were:

	Three Months Ended March 31,		change	%
	2013	2012
	(in thousands)
Research and development expenses	$32,415	$27,058	$5,357	19.8%
Percent of total net revenue	46.6%	51.3%	-4.7%

Research and development expenses increased by $5.4 million or 19.8% in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Research and development expense in the three months ended March 31, 2013 included $3.6 million from a variable interest entity, or VIE. The remaining research and development expense increase of $1.8 million or 6.6%, was mainly due to increased depreciation and amortization expense of $1.1 million as a result of an increase in purchased technology licenses used for research and development projects. The other increase of $0.7 million was due to the increase in product development costs, facilities expense, design tools, increased headcount and other miscellaneous research and development, as a result of the increase in research and development activities to support the development of our new products. Research and development headcount was 534 at March 31, 2013 compared to 521 at March 31, 2012.

Sales, General and Administrative Expenses

Sales, general and administrative expenses primarily include personnel costs, accounting and legal fees, information systems, sales commissions, trade shows, marketing programs, depreciation, allocated facilities expenses and stock-based compensation.

Total sales, general and administrative costs for the periods presented were:

	Three Months Ended March 31,		change	%
	2013	2012
	(in thousands)
Sales, general and administrative	$15,240	$12,484	$2,756	22.1%
Percent of total net revenue	21.9%	23.7%	-1.8%

Sales, general and administrative expenses increased by $2.8 million or 22.1% in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was mainly due to lower expense in the three months ended March 31, 2012 which resulted from a credit associated with the proceeds from settlement of an escrow claim of $4.4 million. Contributing to the increase is the cost incurred for severance and other benefits of $0.8 million related to restructuring activities during the three months ended March 31, 2013. The increase was partly offset by the decrease in salaries and employee benefits of $1.6 million due to decrease in headcount and the decrease in stock-based compensation expense of $0.5 million mainly due to the timing and reduced number of option and restricted stock unit grants. Further, during the first quarter of 2013, the Company recorded a credit of $0.7 million associated with the gain on sale of held for sale assets. Other sales, general and administrative expenses increased by $0.4 million mainly due to increased marketing related expenses which resulted from increased sales and increased outside services related to sale of certain assets of MontaVista. Sales, general and administrative headcount was 154 at March 31, 2013 compared to 192 at March 31, 2012.

Other income (expense), net. Other income (expense), net primarily includes interest income on cash and cash equivalents, foreign currency gains and losses, financing expenses and interest expense associated with capital lease and technology license obligations.

Other expense, net for the periods presented were:

	Three Months Ended March 31,		change	%
	2013	2012
	(in thousands)
Interest expense	$(342)	$(32)	$(310)	968.8%
Other, net	(261)	(94)	(167)	177.7%

Total other expense, net	$(603)	$(126)	$(477)	378.6%

Other expense, net, increased by $0.5 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was primarily due to higher interest expense associated with long-term capital lease payable and higher foreign exchange losses resulting from balance sheet remeasurement.

Provision for (benefit from) Income Taxes. For the three months ended March 31, 2013 and 2012, the provision for (benefit from) income taxes was based on our estimated annual effective tax rate, plus any discrete items, and taking into account valuation allowance, as necessary, in compliance with applicable guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the provision for (benefit from) income taxes and the effective tax rates for the respective periods presented:

	Three Months Ended March 31,		change	%
	2013	2012
	(in thousands)
Loss before income taxes	$(4,887)	$(14,993)	$10,106	-67.4%
Provision for (benefit from) income taxes	426	(1,104)	1,530	-138.6%
Effective tax rate	-8.7%	7.4%	-16.1%

The provision for income taxes for the three months ended March 31, 2013 was primarily related to earnings in foreign jurisdictions. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision for income taxes recorded for the three months ended March 31, 2013 was primarily attributable to the impact of losses that are not benefited, the difference in foreign tax rates and increase in indefinite lived intangible related deferred tax liability. The benefit from income taxes for the three months ended March 31, 2012 was primarily related to the year-to-date pre-tax losses. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to our loss before income taxes and the benefit from income taxes recorded for the three months ended March 31, 2012 was primarily attributable to the impact of the differential in foreign tax rates, non-deductible stock-based compensation charges, and recovery of non-taxable escrow related to the Celestial Semiconductor acquisition.

Liquidity and Capital Resources

Following is a summary of our working capital and cash and cash equivalents as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013	As of December 31, 2012
	(in thousands)
Working capital	$124,403	$109,682
Cash and cash equivalents	86,511	76,784

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$8,407	$6,796
Net cash provided by (used in) investing activities	337	(3,138)
Net cash provided by (used in) financing activities	983	(1,797)

Cash Flows from Operating Activities

Net cash flows from operating activities increased by $1.6 million from $6.8 million in the three months ended March 31, 2012 compared to $8.4 million in the three months ended March 31, 2013. Total cash inflow from net loss, net of non-cash items in the three months ended March 31, 2013 was $11.7 million compared to $1.2 million in the three months ended March 31, 2012. The increase resulted mainly from higher net revenue which generated higher income from operations. Changes in assets and liabilities generated net cash outflow of $3.3 million in the three months ended March 31, 2013 compared to a cash inflow of $5.6 million in the three months ended March 31, 2012. The significant changes in assets and liabilities in the three months ended March 31, 2013 which resulted in cash outflows were lower accounts payable and accrued expenses resulting from the timing of payments to vendors, lower deferred revenue resulted from lower subscription licenses and professional services billings to customers and higher accounts receivable resulted from higher revenue. These cash outflows from changes in assets and liabilities was partially offset by the cash inflows resulted from the decrease in inventories due to the timing of inventory build-up and decrease in prepaid expenses and other current assets due to the timing of advance payments to vendors. The significant changes in the assets and liabilities for the three months ended March 31, 2012 were mainly due to decrease in inventories due to the timing of inventory build-up, higher accounts payable due to the timing of payments to vendors and higher deferred revenue due to the timing of the receipt of subscription license and professional billings from the customers.

Cash Flows from Investing Activities

Net cash provided by investing activities in the three months ended March 31, 2013 was $0.3 million compared to net cash used in investing activities in the three months ended March 31, 2012 of $3.1 million. Net cash provided by investing activities in the three months ended March 31, 2013 resulted from the receipt of cash proceeds of $3.4 million related to the sale of certain assets of MontaVista, which was partially offset by the cash payments made to purchase intangible assets of $2.3 million and property and equipment of $0.7 million. Net cash used in investing activities in the three months ended March 31, 2012 resulted from cash payments made to purchase property and equipment of $1.7 million and intangible assets of $1.5 million.

Cash Flows from Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2013 was $1.0 million compared to net cash used in financing activities in the three months ended March 31, 2012 of $1.8 million. Net cash provided by financing activities in the three months ended March 31, 2013 resulted mainly from the proceeds received from issuance of common stock upon exercise of options of $6.8 million and cash received for a convertible note of the VIE to a third-party investor of $0.5 million, partially offset by the principal payments of capital lease and technology license obligations of $6.4 million. Net cash used in financing activities in the three months ended March 31, 2012 resulted from principal payments of capital lease and technology license obligations of $3.4 million, partially offset by the proceeds received from issuance of common stock upon exercise of options of $1.6 million.

Capital Resources

Cash equivalents consist primarily of an investment in a money market fund. We believe that our $86.5 million of cash and cash equivalents at March 31, 2013, and expected cash flow from operations, if any, will be sufficient to fund our projected operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, other than disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of March 31, 2013, we believe our exposure related to the above indemnities at March 31, 2013, is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of March 31, 2013:

	Payments Due By Period
	Total	Remainder of 2013	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$28,619	$3,345	$8,063	$8,252	$8,959
Capital lease and technology license obligations	38,008	11,632	21,226	5,150	—

Total	$66,627	$14,977	$29,289	$13,402	$8,959

As of March 31, 2013, the liability for uncertain tax positions was $0.8 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either not enforceable or legally binding or are subject to change based on our business decisions.

Critical Accounting Policies and Estimates

The preparation of our financial statements and accompanying disclosures in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The SEC has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) stock-based compensation; (3) inventory valuation; (4) accounting for income taxes; (5) mask costs; (6) business combinations and (7) goodwill and purchased intangible assets. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. Management believes that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013.

Recent Accounting Pronouncements

Please refer to the recent accounting pronouncements listed in Note 1 of Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the three months ended March 31, 2013, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 28, 2013.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2013.

Risks Related to Our Business and Industry

*We have sustained loses in our last five quarters, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.

We incurred a net loss for the quarter ended December 31, 2011, and for each of the quarters since then. As of March 31, 2013, our accumulated deficit was $157.3 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. As a public company, we also incur significant legal, accounting and other expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that may require additional expenditures. As a result of these expenditures, we may need to generate substantially increased revenue to achieve profitability. Our revenue growth trend in 2012 may not be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur losses in the future.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 49% of our net revenues from our top five customers for the three months ended March 31, 2013 and 2012. We received approximately 19% and 28% of our net revenue from Cisco for the three months ended March 31, 2013 and 2012, respectively. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and that the portion of our revenues attributable to some of these customers may increase in the future. However, we may not be able to maintain or increase sales to some of our top customers for a variety of reasons, including the following:

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

The pricing and other terms of some of our larger professional services agreements require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these agreements less profitable or unprofitable, which would have an adverse effect on the profit margin of our software and services business and adversely affect our operating results. In addition, changes in costs or a delay in connection with the performance of our large professional service agreements may harm our relationships with these customers.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. The failure of our patents and other intellectual property protections to adequately protect our technology might make it easier for our competitors to offer similar products or technologies, which would harm our business. We have been issued 43 patents in the United States and 16 patents in foreign countries and have an additional 88 patent applications pending in the United States and 36 patent applications pending in foreign countries as of March 31, 2013. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our independent registered public accounting firm to evaluate and assess the effectiveness of our internal control over financial reporting. These Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. In the future, we may discover areas of our internal controls that need improvement. If our independent registered public accounting firm or we discover a material weakness, the disclosure of that fact, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our rapid growth in recent years, including through numerous acquisitions and our possible future expansion through acquisitions, present challenges to maintain the internal control and disclosure control standards applicable to public companies. If we fail to maintain effective internal controls, we could be subject to regulatory scrutiny and sanctions and investors could lose confidence in the accuracy and completeness of our financial reports.

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

We assessed that it was more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance on our federal and state deferred tax assets during the fourth quarter of 2012.

Risks Related to our Common Stock

The market price of our common stock may be volatile, which could cause the value of your investment to decline.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through March 2013, our stock price has fluctuated from a low of $7.61 to a high of $47.60. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

CAVIUM, INC.

Date: May 6, 2013	By:	/S/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer and Vice President of Finance and Administration and Secretary

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (3)

10.1†	Amended 2007 Equity Incentive Plan

10.2†	Letter Agreement, dated March 22, 2013, between the Registrant and Madhav Rajan

10.3†	Executive 2013 Salaries

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (No. 001-33435), filed with the SEC on June 20, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 13, 2007, as amended, and incorporated herein by reference.
(3)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 24, 2007, as amended, and incorporated herein by reference.
†	Management contract or compensatory plan or arrangement.
*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.