Form 10-Q
period 2013-06-30
CAVIUM, INC.
filed 2013-08-05
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of July 31, 2013 was: 51,586,742

CAVIUM, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$97,643	$76,784
Accounts receivable, net of allowances of $ 989 and $991, respectively	44,721	33,567
Inventories	39,563	46,508
Prepaid expenses and other current assets	4,405	4,865
Assets held for sale	—	2,609
Deferred tax assets	44	568
Total current assets	186,376	164,901
Property and equipment, net	27,200	30,692
Intangible assets, net	56,587	62,888
Goodwill	71,478	71,478
Deferred tax assets, net of current portion	91	449
Other assets	1,334	1,096
Total assets	$343,066	$331,504

Liabilities and Equity
Current liabilities:
Accounts payable	$19,520	$16,083
Other accrued expenses and other current liabilities	8,849	8,680
Deferred revenue	10,597	12,944
Notes payable	1,012	1,012
Capital lease and technology license obligations	14,869	16,500
Total current liabilities	54,847	55,219
Notes payable, net of current portion	8,550	4,000
Capital lease and technology license obligations, net of current portion	19,723	24,832
Deferred tax liability	1,939	2,421
Other non-current liabilities	2,616	1,970
Total liabilities	87,675	88,442

Commitments and contingencies (Note 11)

Equity
Common stock, par value $ 0.001
200,000,000 shares authorized; 51,578,640 and 50,630,991 shares issued and outstanding, respectively	52	51
Additional paid-in capital	422,553	398,133
Accumulated deficit	(161,580)	(154,092)
Total stockholders’ equity attributable to the Company	261,025	244,092
Non-controlling interest	(5,634)	(1,030)
Total equity	255,391	243,062
Total liabilities and equity	$343,066	$331,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue	$74,204	$55,287	$143,734	$108,030
Cost of revenue	30,945	24,749	57,104	52,757
Gross profit	43,259	30,538	86,630	55,273
Operating expenses:
Research and development	32,424	26,123	64,839	53,181
Sales, general and administrative	16,144	18,489	31,384	30,973
Total operating expenses	48,568	44,612	96,223	84,154
Loss from operations	(5,309)	(14,074)	(9,593)	(28,881)
Other expense, net:
Interest expense	(375)	(22)	(717)	(54)
Other, net	(418)	(14)	(679)	(108)
Total other expense, net	(793)	(36)	(1,396)	(162)
Loss before income taxes	(6,102)	(14,110)	(10,989)	(29,043)
Provision for (benefit from) income taxes	677	(2,271)	1,103	(3,375)
Net loss	(6,779)	(11,839)	(12,092)	(25,668)
Net loss attributable to non-controlling interest	(2,475)	—	(4,604)	—
Net loss attributable to the Company	$(4,304)	$(11,839)	$(7,488)	$(25,668)

Earnings per share attributable to the Company:
Net loss per common share, basic	$(0.08)	$(0.24)	$(0.15)	$(0.52)
Shares used in computing basic net loss per common share	51,493	49,664	51,248	49,494
Net loss per common share, diluted	$(0.08)	$(0.24)	$(0.15)	$(0.52)
Shares used in computing diluted net loss per common share	51,493	49,664	51,248	49,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(12,092)	$(25,668)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	16,967	19,800
Depreciation and amortization	17,940	14,667
Deferred income taxes	398	(3,893)
Gain on sale of held for sale assets	(747)	—
Changes in assets and liabilities:
Accounts receivable, net	(11,154)	34
Inventories	6,987	(424)
Prepaid expenses and other current assets	607	(65)
Other assets	(237)	172
Accounts payable	2,312	811
Deferred revenue	(2,346)	4,427
Accrued expenses and other current and non-current liabilities	1,587	(1,231)
Net cash provided by operating activities	20,222	8,630

Cash flows from investing activities:
Purchases of property and equipment	(2,841)	(4,685)
Purchases of intangible assets	(2,992)	(2,735)
Proceeds received from sale of held for sale assets	3,350	—
Issuance of convertible notes receivable	—	(968)
Net cash used in investing activities	(2,483)	(8,388)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	7,416	2,650
Principal payment of capital lease and technology license obligations	(8,846)	(4,765)
Notes payable of the VIE to non-controlling interest	4,550	—
Net cash provided by (used in) financing activities	3,120	(2,115)

Net increase (decrease) in cash and cash equivalents	20,859	(1,873)
Cash and cash equivalents, beginning of period	76,784	63,225
Cash and cash equivalents, end of period	$97,643	$61,352

Supplemental disclosure of cash flows from investing activities
Property and equipment and intangible assets acquired included in accounts payable, other accrued expense and other current liabilities	1,688	4,740

Supplemental disclosure of cash flow from financing activities:
Property and equipment and intangible assets acquired included in capital lease and technology license obligations	625	27,381

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

The condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s condensed consolidated financial position at June 30, 2013, and the condensed consolidated results of its operations for the three and six months ended June 30, 2013 and 2012, and condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued a new accounting guidance on the financial statement presentation of unrecognized tax benefits. The new update provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective for the Company on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company does not expect that this new accounting update to have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

2. Net Loss Per Common Share

The following table sets forth the computation of net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Net loss attributable to the Company	$(4,304)	$(11,839)	$(7,488)	$(25,668)
Weighted average common shares outstanding—basic	51,493	49,664	51,248	49,494
Dilutive effect of employee stock plans	—	—	—	—
Weighted average common shares outstanding—diluted	51,493	49,664	51,248	49,494
Net loss per common share, basic	$(0.08)	$(0.24)	$(0.15)	$(0.52)
Net loss per common share, diluted	$(0.08)	$(0.24)	$(0.15)	$(0.52)

The following outstanding options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Options to purchase common stock	3,833	4,647	3,833	4,647
Restricted stock units	2,020	2,260	2,020	2,260

3. Fair Value Measurements

At June 30, 2013 and December 31, 2012, all of the Company’s investments were classified as cash equivalents and are comprised of an investment in a money market fund. In accordance with the guidance for fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund as Level 1, which approximated $65.2 million and $50.2 million as of June 30, 2013 and December 31, 2012, respectively. The carrying amount of the Company’s accounts receivable, accounts payable and accrued expenses approximate fair value due to their short term maturities. Notes payable are carried at cost which approximates fair value based on current interest rates available to the Company and are a Level 2 measurement. There are no other financial assets and liabilities that require Level 2 or Level 3 fair value hierarchy measurements and disclosures.

4. Balance Sheet Components

Inventories

	As of June 30, 2013	As of December 31, 2012
	(in thousands)
Work-in-process	$32,370	$33,418
Finished goods	7,193	13,090
	$39,563	$46,508

During the three months ended June 30, 2013, the Company incurred a $3.9 million inventory write-down associated with discontinued consumer products.

Property and equipment, net

	As of June 30, 2013	As of December 31, 2012
	(in thousands)
Mask costs and test equipment	$35,202	$32,771
Software, computer and other equipment	37,691	35,563
Furniture, office equipment and leasehold improvements	1,099	1,089
	73,992	69,423
Less: accumulated depreciation and amortization	(46,792)	(38,731)
	$27,200	$30,692

Depreciation and amortization expense was $4.4 million and $3.0 million for the three months ended June 30, 2013 and 2012, respectively, and $8.8 million and $6.5 million for the six months ended June 30, 2013 and 2012, respectively.

The Company leases certain design tools under capital lease and certain financing arrangements which are included in property and equipment, which total cost, net of accumulated amortization amounted to $13.6 and $16.8 million at June 30, 2013 and December 31, 2012, respectively. Amortization expense related to assets recorded under capital lease and certain financing agreements was $1.6 million and $1.1 million for the three months ended June 30, 2013 and 2012, respectively, and $3.2 million and $2.1 million for the six months ended June 30, 2013 and 2012, respectively.

Other accrued expenses and other current liabilities

	As of June 30, 2013	As of December 31, 2012
	(in thousands)
Accrued compensation and related benefits	$4,404	$4,458
Professional fees	1,356	1,067
Potential contractual settlement payment	1,250	—
Restructuring related payables	158	210
Income tax payable	—	467
Other	1,681	2,478
	$8,849	$8,680

Warranty Accrual

The following table presents a reconciliation of the warranty liability, which is included within other accrued expenses and other current liabilities above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$370	$410	$440	$412
Accruals and adjustments	147	59	232	278
Settlements	(200)	(46)	(355)	(267)
Ending balance	$317	$423	$317	$423

Deferred revenue

	As of June 30, 2013	As of December 31, 2012
	(in thousands)
Services / Support and Maintenance	$6,445	$8,017
Software License / Subscription	2,200	2,529
Distributors	1,952	2,398
	$10,597	$12,944

5. Business Combinations and Divestitures

Variable Interest Entity

In May 2012, the Company entered into a secured note purchase agreement with a VIE to provide cash advances. As of June 30, 2013, the Company had made cash advances of $4.0 million under three convertible notes receivable which mature between December 31, 2013 and August 31, 2014. In addition, a certain third-party company and certain third party investors (“non-controlling interest”) had made cash advances of $5.0 million and $4.6 million, respectively, under ten convertible notes receivable which mature between December 31, 2013 and August 31, 2014. Certain of the convertible notes are collateralized by a lien on the VIE’s assets. Pursuant to the convertible notes, in the event of a qualified equity financing of the VIE, the outstanding principal balance plus the accrued interest of the convertible notes would be automatically converted into preferred stock of the VIE. The Company has a purchase option to acquire the assets of the VIE at a price specified in the secured note purchase agreement. The option to purchase expires on December 31, 2013, provided the VIE has met certain milestones specified in the secured note purchase agreement. If the certain milestones have not been met by December 31, 2013, the expiration shall be the date that is the earlier of 30 days after the VIE meets the specified milestones or July 31, 2014. The Company has concluded that it is the primary beneficiary of the VIE due to the Company’s involvement with the VIE and the purchase option to acquire the assets of the VIE. As such, the Company has included the accounts of the VIE in the condensed consolidated financial statements. The significant components of the VIE’s financial statements included in the Company’s condensed consolidated financial statements as of June 30, 2013 include cash of $3.4 million;

property and equipment and intangible assets of $1.0 million; accounts payable of $1.4 million; notes payable of $9.6 million and non-controlling interest of $5.6 million. For the three and six months ended June 30, 2013, the Company’s portion of the net loss of the VIE was $1.2 million and $2.8 million, respectively.

Sale of Held for Sale Assets

In January 2013, the Company completed the sale of certain assets to a third-party company. The assets sold originated from the acquisition of MontaVista Software, Inc. in fiscal year 2009. Under the asset purchase agreement, the Company agreed to transfer certain assets for an aggregate cash consideration of $3.3 million. The carrying value of the assets held for sale was approximately $2.6 million, consisting of a portion of goodwill of $2.2 million and the remaining related to the carrying costs of the transferred property and equipment and intangible assets. These assets were classified as assets held for sale in the consolidated balance sheets as of December 31, 2012. The difference between the sale consideration and the carrying value of the assets held for sale of $0.7 million was recognized as a gain on sale of held for sale assets within sales, general and administrative expenses during the first quarter of 2013.

6. Goodwill and Intangible Assets, Net

Goodwill

The carrying amount of goodwill at June 30, 2013 was $71.5 million, unchanged from the balance at December 31, 2012.

The Company reviews goodwill for impairment annually at the beginning of its fourth calendar quarter and whenever events or changes in circumstances that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. For the most recent annual goodwill impairment analysis performed during the fourth quarter of 2012, the Company had two reporting units, namely, semiconductor product unit and software and services unit. The result of the most recent annual impairment test showed that goodwill impairment does not exist in its semiconductor product reporting unit due to a significant excess of the fair value over the carrying value of the reporting unit. The Company however determined that goodwill impairment existed in its software and services reporting unit as a result of the most recent annual goodwill impairment assessment. As such, the Company recorded $27.7 million of goodwill impairment charge in the fourth quarter of 2012. The carrying amount of the goodwill at December 31, 2012 was $56.3 million in the semiconductor products reporting unit and $15.2 million in the software and services reporting unit.

During the first quarter of 2013, due to the sale of certain assets of MontaVista and the reorganization of resources, the Company changed how it manages and operates the business which resulted in the combination of the semiconductor product and software and services into one reporting unit. See related discussions in Note 10 of Notes to Condensed Consolidated Financial Statements. As such, beginning in the first quarter of 2013, the Company assesses the goodwill impairment at the reporting unit level which is at the Company level as a whole. Due to the change in the reporting unit structure, the Company performed a qualitative assessment of the goodwill at the Company level as a whole and concluded that it was more-likely-than-not that the fair value of the reporting unit exceeded the carrying amount as of March 31, 2013. As such, it was not necessary to perform the two-step goodwill impairment test at that time. In assessing the qualitative factors, the Company considered the impact of these key factors: overall financial performance, industry and competitive market environment, market capitalization and stock price. There had been no triggering events during the second quarter of 2013 to cause an interim impairment test.

Intangible assets, net

	As of June 30, 2013			Weighted average remaining amortization period (years)
	Gross	Accumulated Amortization	Net
	(in thousands)
Existing and core technology—product	$46,533	$(37,174)	$9,359	2.00
Technology licenses	68,074	(24,830)	43,244	7.30
Customer contracts and relationships	8,991	(5,690)	3,301	4.46
Trade name	2,296	(1,613)	683	1.60
Order backlog	640	(640)	—	—
Total amortizable intangible assets	$126,534	$(69,947)	$56,587	6.51

	As of December 31, 2012			Weighted average remaining amortization period (years)
	Gross	Accumulated Amortization	Net
	(in thousands)
Existing and core technology—product	$47,658	$(35,326)	$12,332	2.39
Technology licenses	66,034	(20,078)	45,956	7.94
Customer contracts and relationships	8,991	(5,291)	3,700	4.93
Trade name	2,296	(1,396)	900	2.10
Order backlog	640	(640)	—	—
Total amortizable intangible assets	$125,619	$(62,731)	$62,888	6.57

Amortization expense was $4.3 million and $4.1 million for the three months ended June 30, 2013 and 2012, respectively, and $9.1 million and $8.2 million for the six months ended June 30, 2013 and 2012, respectively.

The estimated future amortization expense from amortizable intangible assets is as follows (in thousands):

Remainder of 2013	$8,420
2014	14,238
2015	7,622
2016	5,573
2017	4,505
2018 and thereafter	16,229
$56,587

7. Restructuring Accrual

In the first quarter of 2012, the Company recorded a restructuring accrual of $0.4 million related to the leased facility in Canada which the Company no longer occupies. The lease will expire in March 2014.

In connection with a workforce reduction during the first quarter of 2013, the Company incurred $1.4 million in expense primarily related to severance and other related benefits.

A summary of the accrued restructuring liabilities including related activities during the six months ended June 30, 2013, is as follows:

	Severance and other benefits	Excess Facility Related Cost	Total
	(in thousands)
Balance at December 31, 2012	$—	$262	$262
Additions	1,371	—	1,371
Cash payments and other non-cash adjustments	(1,371)	(104)	(1,475)
Balance at June 30, 2013 (current)	$—	$158	$158

8. Equity

Equity Incentive Plans

The following table summarizes the details related to stock options granted and outstanding under the 2007 Equity Incentive Plan and 2001 Stock Incentive Plan for the six months ended June 30, 2013:

	Number of Shares Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2012	4,197,704	$16.83
Options granted	242,375	37.15
Options exercised	(463,316)	15.97
Options cancelled and forfeited	(143,960)	33.92
Balance as of June 30, 2013	3,832,803	$17.58

The fair value of each employee option grant for the three and six months ended June 30, 2013 and 2012 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk-free interest rate	1.04%	0.57%	0.32% to 1.04%	0.57% to 0.83%
Expected life	3.77 years	4.08 years	3.77 to 4.53 years	4.08 to 4.53 years
Dividend yield	0%	0%	0%	0%
Volatility	45.8%	51.3%	45.82 to 49.6%	51.3% to 53.6%

The estimated weighted-average grant date fair value of options granted were $11.92 and $10.46 per share for the three months ended June 30, 2013 and 2012, respectively, and $14.91 and $14.90 per share for the six months ended June 30, 2013 and 2012.

As of June 30, 2013, there is $7.9 million of unrecognized compensation costs, net of estimated forfeitures, related to stock options granted under the Company’s 2007 Equity Incentive Plan and 2001 Stock Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.42 years.

The following table summarizes the details related to restricted stock units, or RSUs, granted and outstanding under the 2007 Equity Incentive Plan for the six months ended June 30, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2012	1,823,563	$33.17
Granted	939,540	36.13
Issued and released	(484,332)	31.93
Cancelled and forfeited	(258,471)	31.83
Balance as of June 30, 2013	2,020,300	$35.01

For restricted stock units, or RSUs, stock-based compensation expense is calculated based on the market price of the Company’s common stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.

As of June 30, 2013, there was $58.1 million of unrecognized compensation costs, net of estimated forfeitures related to RSUs granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.69 years.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Cost of revenue	$152	$551	$439	$1,068
Research and development	4,877	4,436	8,783	8,502
Sales, general and administrative	3,664	5,800	7,745	10,230
	$8,693	$10,787	$16,967	$19,800

The total stock-based compensation cost capitalized as part of inventory as of June 30, 2013 and December 31, 2012 was not significant.

Changes in equity

A reconciliation of the changes in equity for the six months ended June 30, 2013 is presented below:

	Attributable to the Company	Attributable to non-controlling interest	Total equity
	(in thousands)
Balance at December 31, 2012	$244,092	$(1,030)	$243,062
Common stock issued in connection with exercises of stock options	7,416	—	7,416
Stock-based compensation	17,005	—	17,005
Net loss	(7,488)	(4,604)	(12,092)
Balance at June 30, 2013	$261,025	$(5,634)	$255,391

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

The following table presents the provision for (benefit from) income taxes and the effective tax rates for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)

Loss before income taxes	$(6,102)	$(14,110)	$(10,989)	$(29,043)
Provision for (benefit from) income taxes	677	(2,271)	1,103	(3,375)
Effective tax rate	-11.1%	16.1%	-10.0%	11.6%

The provision for income taxes for the three and six months ended June 30, 2013 was primarily related to earnings and additional establishment of unrecognized tax benefits in foreign jurisdictions. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to the Company’s loss before income taxes and the provision for income taxes recorded for the three and six months ended June 30, 2013 was primarily attributable to the impact of the losses that are not benefited, difference in foreign tax rates and increase in indefinite lived intangible related deferred tax liability. The benefit from income taxes for the three and six months ended June 30, 2012 was primarily related to the year-to-date pre-tax losses. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to the Company’s loss before income taxes and the benefit from income taxes recorded for the three and months ended June 30, 2012 was primarily attributable to the impact of the differential in foreign tax rates, non-deductible stock-based compensation charges, and recovery of non-taxable escrow related to the Celestial Semiconductor acquisition.

The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of the Company’s net deferred tax assets during the fourth quarter of 2012, the Company determined that it was more-likely-than-not it would not realize the full value of its federal and state deferred tax assets. As such, the Company determined that as of December 31, 2012, a full valuation allowance is required on its net federal and state deferred tax assets. Adjustments could be required in the future if the Company concludes that it is more-likely-than-not that these net deferred tax assets are recoverable. A release of the valuation allowance could have the effect of decreasing the income tax provision in the period the valuation allowance is released. The Company continues to monitor the likelihood that it will be able to recover its deferred tax assets. As of June 30, 2013, the Company believes that it is not more likely than not that it will be able to fully realize its United States federal and state deferred tax assets, as such, the Company continues to provide a full valuation allowance on those deferred tax assets.

As of June 30, 2013 and December 31, 2012, the Company had unrecognized tax benefits for income taxes associated with uncertain tax positions of $14.5 million and $12.7 million, respectively. If all of these unrecognized tax benefits were recognized, $1.2 million would reduce the Company’s effective tax rate. The Company is not anticipating any significant changes in unrecognized tax benefits in the next 12 months.

The Company’s major tax jurisdictions are the United States federal government, the states of California and Massachusetts, Japan, India, China and Singapore. The Company files income tax returns in the United States federal jurisdiction, the states of California and Massachusetts, various other states, and foreign jurisdictions in which it has a subsidiary or branch operations. The United States federal corporation income tax returns beginning with the 2000 tax year remain subject to examination by the Internal Revenue Service. The California corporation income tax returns beginning with the 2000 tax year remain subject to examination by the California Franchise Tax Board. As of June 30, 2013, there are no on-going tax audits in the major tax jurisdictions other than India. The India tax audit is for the tax year 2011, and the Company does not expect any significant tax adjustments.

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

10. Segment and Geographic Information

Operating segments are based on components of the Company that engage in business activity that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by the Company’s chief operating decision maker, or CODM, to make decisions about resource allocation and performance and (b) for which discrete financial information is available. The Company’s primary business has been its semiconductor business, which comes from the development and sale of semiconductor products. Prior to fiscal year 2010, the Company was organized as, and operated in, one operating segment. In the fourth quarter of 2009, the Company acquired MontaVista which changed the way the CODM viewed and managed the business and allocated resources. This resulted in the Company to operate in two reporting units which were the same as the reportable segments namely, semiconductor products and software and services beginning first quarter of 2010.

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

Sales by geography for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
United States	$24,563	$13,360	$47,214	$32,998
China	16,849	17,902	33,669	31,589
Korea	7,605	3,278	14,640	6,001
Taiwan	6,817	6,769	12,708	12,322
Mexico	5,415	2,775	9,565	3,730
Malaysia	3,294	3,678	6,759	8,164
Other countries	9,661	7,525	19,179	13,226
Total	$74,204	$55,287	$143,734	$108,030

The following table sets forth long lived assets, which consist primarily of property and equipment, net by geographic regions:

	As of June 30, 2013	As of December 31, 2012
	(in thousands)
United States	$24,141	$27,678
All other countries	3,059	3,014
Total	$27,200	$30,692

11. Commitments and Contingencies

The Company is not currently a party to any legal proceedings and outcome of which, if determined adversely to the Company, would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

During the second quarter of 2013, a customer of MontaVista sent a claim letter to the Company requesting an amount they believe is due related to an automotive business services agreement between the customer and MontaVista. The Company has disputed this claim, but is still engaged in discussions with the customer to resolve the matter. However, the Company recorded approximately $1.3 million accrual to cover a potential contractual settlement payment to the customer within sales, general and administrative expenses for the three months ended June 30, 2013.

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expire on various dates ending in November 2020. The Company also acquires certain assets under capital leases.

Minimum commitments under non-cancelable operating and capital lease agreements, excluding the accrued restructuring liability (See Note 7 of the Condensed Consolidated Financial Statements) as of June 30, 2013 are as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
Remainder of 2013	$10,450	$2,194	$12,644
2014	11,817	4,260	16,077
2015	9,258	4,117	13,375
2016	5,150	4,227	9,377
2017	—	4,247	4,247
2018 thereafter	—	8,959	8,959
	$36,675	$28,004	$64,679
Less: Interest component (3.75% annual rate)	2,083
Present value of minimum lease payment	34,592

Current portion of the obligations	$14,869
Long-term portion of obligations	$19,723

Rent expense incurred under operating leases was $1.1 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively, and $2.4 million and $2.8 million for the six months ended June 30, 2013 and 2012, respectively.

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

OCTEON ®, OCTEON® PlusTM, OCTEON Fusion®, FusionStackTM, NITROX®, NEURONTM, CelestialTM , ECONA®, PureVu® and WiVuTM are trademarks or registered trademarks of Cavium, Inc.

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

We also earn revenue from the sale of software subscriptions of embedded Linux operating system, related development tools, support and professional services. The net revenue for our software and services operations are primarily derived from the sale of time-based software licenses, software maintenance and support, and from professional services arrangements and training.

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

Results of Operations

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	change	%	2013	2012	change	%
	(in thousands)				(in thousands)
Net revenue	$74,204	$55,287	$18,917	34.2%	$143,734	$108,030	$35,704	33.1%
Cost of revenue	30,945	24,749	6,196	25.0%	57,104	52,757	4,347	8.2%
Gross Profit	$43,259	$30,538	$12,721	41.7%	$86,630	$55,273	$31,357	56.7%
Gross Margin	58.3%	55.2%	3.1%		60.3%	51.2%	9.1%

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

Cisco Systems, Inc. accounted for 18% and 29% of our net revenue, both for the three and six months ended June 30, 2013 and 2012, respectively. No other customer accounted for more than 10% of our revenues for the three and six months ended June 30, 2013 and 2012.

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. We have an existing agreement with a distributor to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to this distributor, we defer revenue and costs until products are sold to its end customers. For the three months ended June 30, 2013 and 2012, 6.9% and 5.7%, respectively, and for the six months ended June 30, 2013 and 2012, 6.4% and 5.7%, respectively, of our net revenues were from products sold by this distributor. Revenue recognition depends on notification from this distributor that product has been sold to its end customers.

We use our distributors, other than the distributor discussed above, primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through these distributors accounted for 34.4% and 28.0% of net revenue for the three months ended June 30, 2013 and 2012, respectively and 32.6% and 27.9% for the six months ended June 30, 2013 and 2012, respectively. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

Our net revenue increased by $18.9 million or 34.2% in the three months ended June 30, 2013 and $35.7 million or 33.1% in the six months ended June 30, 2013 compared to the same periods in 2012. The increase in net revenue was attributable mainly to the increase in sales in our enterprise network; data center; and access and service provider markets, combined of $19.8 million and $37.6 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increase was partially offset by the decrease in sales in our broadband and consumer market of $0.9 million and $1.9 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The overall increase in sales in our enterprise networks; data center; and access and service provider markets and the decrease in sales of our broadband and consumer marker were mainly due to the fluctuation in demand for our products in those respective markets, as a result of the timing of our customers’ volume production of our design wins.

The following table is based on the geographic location of our customers including the original equipment manufacturers, contract manufacturers or the distributors who purchased our products and services. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods presented were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
United States	$24,563	$13,360	$47,214	$32,998
China	16,849	17,902	33,669	31,589
Korea	7,605	3,278	14,640	6,001
Taiwan	6,817	6,769	12,708	12,322
Mexico	5,415	2,775	9,565	3,730
Malaysia	3,294	3,678	6,759	8,164
Other countries	9,661	7,525	19,179	13,226
Total	$74,204	$55,287	$143,734	$108,030

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

Gross margin increased from 55.2% in the three months ended June 30, 2012 to 58.3% in the three months ended June 30, 2013, an increase of 3.1% and increased from 51.2% in the six months ended June 20, 2012 to 60.3% in the six months ended June 30, 2013, an increase of 9.1%. The increase in the overall gross margin was mainly due to overall increases in revenue and shifts of product sales mix of our semiconductor products as we sold more of our higher performance products, which yield higher gross margins compared to our lower performance products. In addition, during the first quarter of 2012, we wrote-down certain Celestial product inventories of approximately $4.8 million which resulted to a lower gross margin in the six months ended June 30, 2012. During the three months ended June 30, 2013, we incurred a $3.9 million inventory write-down associated with discontinued consumer products. This inventory write-down partially offset the increases in the gross margin for the three and six months ended June 30, 2013 compared to the same periods in 2012 as discussed above.

Research and Development Expenses. Research and development expenses primarily include personnel costs, engineering design development software and hardware tools, allocated facilities expenses and depreciation of equipment used in research and development, and stock-based compensation.

Total research and development expenses for the periods presented were:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	change	%	2013	2012	change	%
	(in thousands)				(in thousands)
Research and development expenses	$32,424	$26,123	$6,301	24.1%	$64,839	$53,181	$11,658	21.9%
Percent of total net revenue	43.7%	47.2%	-3.5%		45.1%	49.2%	-4.1%

Research and development expenses increased by $6.3 million or 24.1% in the three months ended June 30, 2013 and $11.7 million or 21.9% in the six months ended June 30, 2013 compared to the same periods in 2012. Research and development expense in the three and six months ended June 30, 2013 included $3.5 million and $7.1 million, respectively, from a variable interest entity, or VIE. The remaining research and development expense increased by $2.8 million or 10.59% and $4.5 million or 8.53% in the three and six months ended June 30, 2013, respective, compared to the same periods in 2012. The increase was mainly due to increase in salaries and employee benefits of $1.4 million and $1.5 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 mainly due to the increase in the average salary base rates and shift in geographical research and development headcount. Depreciation and amortization expense also increased by $1.1 million and $2.2 million in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, as a result of an increase in purchased technology licenses used for research and development projects. The other increase of $0.3 million and $0.8 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 was due to the increase in stock-based compensation expense, facilities expense, design tools and other miscellaneous research and development, as a result of the increase in research and development activities to support the development of our new products. Research and development headcount was 553 at June 30, 2013 compared to 558 at June 30, 2012.

Sales, General and Administrative Expenses. Sales, general and administrative expenses primarily include personnel costs, accounting and legal fees, information systems, sales commissions, trade shows, marketing programs, depreciation, allocated facilities expenses and stock-based compensation.

Total sales, general and administrative costs for the periods presented were:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	change	%	2013	2012	change	%
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$16,144	$18,489	$(2,345)	-12.7%	$31,384	$30,973	$411	1.3%
Percent of total net revenue	21.8%	33.4%	-11.6%		21.8%	28.7%	-6.9%

Sales, general and administrative expenses decreased by $2.3 million or 12.7% in the three months ended June 30, 2013 and increased by $0.4 million or 1.3% in the six months ended June 30, 2013, compared to the same periods in 2012. Salaries and employee benefits and stock-based compensation and related taxes, combined, decreased by $3.6 million and $5.1 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to the decrease in headcount, reduced number of option and restricted stock unit grants and timing of when the severance and other related benefit costs were incurred. For the three months ended June 30, 2013, we recorded a credit of $0.3 million associated with the installment payment received in the second quarter of 2013 for the sale of certain consumer product assets. For the six months ended June 30, 2013, we recorded credits of $1.2 million, associated with the gain on sale of held for sale assets recognized in the first quarter of 2013 of $0.7 million and installment payments received in the first and second quarter of 2013 for the sale of certain consumer product assets of $0.5 million. The decreases in sales and general expenses for the six months ended June 30, 2013 compared to the same period in 2012 as discussed above were partially offset by lower expense in the six months ended June 30, 2012 resulted from a credit associated with the proceeds from settlement of an escrow claim of $4.4 million from the acquisition of Celestial Semiconductor in the first quarter of 2012. In addition, during the three months ended June 30, 2013, we recorded an accrued potential contractual settlement payment to a customer of MontaVista of approximately $1.3 million. Other sales, general and administrative expenses increased by $0.3 million and $1.1 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, mainly due to the increase in outside services, facilities expense and marketing related expenses. Sales, general and administrative headcount was 154 at June 30, 2013 compared to 173 at June 30, 2012.

Other income (expense), net. Other income (expense), net primarily includes interest income on cash and cash equivalents, foreign currency gains and losses, financing expenses and interest expense associated with capital lease and technology license obligations.

Other expense, net for the periods presented were:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	change	%	2013	2012	change	%
	(in thousands)				(in thousands)
Interest expense	$(375)	$(22)	$(353)	1604.5%	$(717)	$(54)	$(663)	1227.8%
Other, net	(418)	(14)	(404)	2885.7%	(679)	(108)	(571)	528.7%
Total other expense, net	$(793)	$(36)	$(757)	2102.8%	$(1,396)	$(162)	$(1,234)	761.7%

Other expense, net, increased the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to higher interest expense associated with long-term capital and technology license obligations and higher foreign exchange losses resulting from balance sheet remeasurement.

Provision for (benefit from) Income Taxes. For the three and six months ended June 30, 2013 and 2012, the provision for (benefit from) income taxes was based on our estimated annual effective tax rate, plus any discrete items, and taking into account valuation allowance, as necessary, in compliance with applicable guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the provision for (benefit from) income taxes and the effective tax rates for the respective periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	change	%	2013	2012	change	%
	(in thousands)				(in thousands)
Loss before income taxes	$(6,102)	$(14,110)	$8,008	-56.8%	$(10,989)	$(29,043)	$18,054	-62.2%
Provision for (benefit from) income taxes	677	(2,271)	2,948	-129.8%	1,103	(3,375)	4,478	-132.7%
Effective tax rate	-11.1%	16.1%	-27.2%		-10.0%	11.6%	-21.6%

The provision for income taxes for the three and six months ended June 30, 2013 was primarily related to earnings and additional establishment of unrecognized tax benefits in foreign jurisdictions. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision for income taxes recorded for the three and six months ended June 30, 2013 was primarily attributable to the impact of losses that are not benefited, the difference in foreign tax rates and increase in indefinite lived intangible related deferred tax liability. The benefit from income taxes for the three and six months ended June 30, 2012 was primarily related to the year-to-date pre-tax losses. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to our loss before income taxes and the benefit from income taxes recorded for the three and six months ended June 30, 2012 was primarily attributable to the impact of the differential in foreign tax rates, non-deductible stock-based compensation charges, and recovery of non-taxable escrow related to the Celestial Semiconductor acquisition.

Liquidity and Capital Resources

Following is a summary of our working capital and cash and cash equivalents as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013	As of December 31, 2012
	(in thousands)
Working capital	$131,529	$109,682
Cash and cash equivalents	97,643	76,784

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$20,222	$8,630
Net cash used in investing activities	(2,483)	(8,388)
Net cash provided by (used in) financing activities	3,120	(2,115)

Cash Flows from Operating Activities

Net cash flows from operating activities were $20.2 million in the six months ended June 30, 2013 compared to $8.6 million in the six months ended June 30, 2012, an increase of $11.6 million. Total cash inflow from net loss, net of non-cash items in the six months ended June 30, 2013 was $22.5 million compared to $4.9 million in the six months ended June 30, 2012. The increase resulted mainly from higher net revenue which generated higher income from operations. Changes in assets and liabilities generated net cash outflow of $2.3 million in the six months ended June 30, 2013 compared to a cash inflow of $3.7 million in the six months ended June 30, 2012. The significant changes in assets and liabilities in the six months ended June 30, 2013 were higher accounts receivable resulted from higher revenue, lower inventories due to the timing of inventory build-up, lower deferred revenue resulted from lower subscription licenses and professional services billings to customers and higher accounts payable due to the timing of payments to the vendors. The significant changes in the assets and liabilities for the six months ended June 30, 2012 were mainly higher accounts payable and accrued expenses due to the timing of payments to the vendors and higher deferred revenue due to the timing of subscription licenses and professional service billings to customers.

Cash Flows from Investing Activities

Net cash used in investing activities in the six months ended June 30, 2013 was $2.5 million compared to $8.4 million in the six months ended June 30, 2012. Net cash used in investing activities in the six months ended June 30, 2013 resulted from the cash payments made to purchase intangible assets of $3.0 million and property and equipment of $2.9 million, which was partially offset by the cash proceeds received of $3.4 million related to the sale of certain assets of MontaVista. Net cash used in investing activities in the six months ended June 30, 2012 resulted from cash payments made to purchase property and equipment of $4.7 million and intangible assets of $2.7 million and cash advances for a convertible notes receivable of $1.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2013 was $3.1 million compared to net cash used in financing activities in the three months ended June 30, 2012 of $2.1 million. Net cash provided by financing activities in the six months ended June 30, 2013 resulted mainly from the proceeds received from issuance of common stock upon exercise of options of $7.4 million and cash received for a convertible note of the VIE from a third-party investors of $4.6 million, which were partially offset by the principal payments of capital lease and technology license obligations of $8.8 million. Net cash used in financing activities in the six months ended June 30, 2012 resulted from principal payments of capital lease and technology license obligations of $4.8 million, partially offset by the proceeds received from issuance of common stock upon exercise of options of $2.7 million.

Capital Resources

Cash equivalents consist primarily of an investment in a money market fund. We believe that our $97.6 million of cash and cash equivalents at June 30, 2013, and expected cash flow from operations, if any, will be sufficient to fund our projected operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, other than disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of June 30, 2013, we believe our exposure related to the above indemnities at June 30, 2013, is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of June 30, 2013:

	Payments Due By Period
	Total	Remainder of 2013	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$28,004	$2,194	$8,377	$8,474	$8,959
Capital lease and technology license obligations	36,675	10,450	21,075	5,150	—
Total	$64,679	$12,644	$29,452	$13,624	$8,959

As of June 30, 2013, the liability for uncertain tax positions was $1.2 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the six months ended June 30, 2013, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 28, 2013.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

This information is included in Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

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

Risks Related to Our Business and Industry

*We have sustained losses in our last five quarters, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.

We incurred a net loss for the quarter ended December 31, 2011, and for each of the quarters since then. As of June 30, 2013, our accumulated deficit was $161.6 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. As a public company, we also incur significant legal, accounting and other expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that may require additional expenditures. As a result of these expenditures, we may need to generate substantially increased revenue to achieve profitability. Our revenue growth trend in 2012 and first half of 2013 may not be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur losses in the future.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 51% and 49% of our net revenues from our top five customers for the six months ended June 30, 2013 and 2012, respectively. We received approximately 18% and 29% of our net revenue from Cisco for the six months ended June 30, 2013 and 2012, respectively. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and that the portion of our revenues attributable to some of these customers may increase in the future. However, we may not be able to maintain or increase sales to some of our top customers for a variety of reasons, including the following:

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. The failure of our patents and other intellectual property protections to adequately protect our technology might make it easier for our competitors to offer similar products or technologies, which would harm our business. We have been issued 48 patents in the United States and 24 patents in foreign countries and have an additional 88 patent applications pending in the United States and 35 patent applications pending in foreign countries as of June 30, 2013. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through June 2013, our stock price has fluctuated from a low of $7.61 to a high of $47.60. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

CAVIUM, INC.
Date:	August 5, 2013	By:	/S/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer and Vice President of Finance and Administration and Secretary

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant(2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (3)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

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