Form 10-Q
period 2013-09-30
CAVIUM, INC.
filed 2013-11-04
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of November 1, 2013 was: 51,970,746

CAVIUM, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$112,960	$76,784
Accounts receivable, net of allowances of $951 and $991, respectively	46,504	33,567
Inventories	42,455	46,508
Prepaid expenses and other current assets	4,255	4,865
Assets held for sale	—	2,609
Deferred tax assets	112	568
Total current assets	206,286	164,901
Property and equipment, net	25,776	30,692
Intangible assets, net	53,003	62,888
Goodwill	71,478	71,478
Deferred tax assets, net of current portion	60	449
Other assets	1,044	1,096
Total assets	$357,647	$331,504

Liabilities and Equity
Current liabilities:
Accounts payable	$23,992	$16,083
Other accrued expenses and other current liabilities	9,754	8,680
Deferred revenue	10,689	12,944
Notes payable	11,012	1,012
Capital lease and technology license obligations	11,755	16,500
Total current liabilities	67,202	55,219
Notes payable, net of current portion	—	4,000
Capital lease and technology license obligations, net of current portion	18,268	24,832
Deferred tax liability	2,128	2,421
Other non-current liabilities	2,789	1,970
Total liabilities	90,387	88,442

Commitments and contingencies (Note 11)

Equity
Common stock, par value $0.001
200,000,000 shares authorized; 51,962,790 and 50,630,991 shares issued and outstanding, respectively	52	51
Additional paid-in capital	433,507	398,133
Accumulated deficit	(157,244)	(154,092)
Total stockholders’ equity attributable to the Company	276,315	244,092
Non-controlling interest	(9,055)	(1,030)
Total equity	267,260	243,062
Total liabilities and equity	$357,647	$331,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue	$79,124	$61,081	$222,858	$169,111
Cost of revenue	28,516	24,796	85,620	77,553
Gross profit	50,608	36,285	137,238	91,558
Operating expenses:
Research and development	33,630	26,185	98,469	79,366
Sales, general and administrative	14,833	19,213	46,217	50,186
Total operating expenses	48,463	45,398	144,686	129,552
Income (loss) from operations	2,145	(9,113)	(7,448)	(37,994)
Other expense, net:
Interest expense	(390)	(11)	(1,107)	(65)
Other, net	(126)	(720)	(805)	(828)
Total other expense, net	(516)	(731)	(1,912)	(893)
Income (loss) before income taxes	1,629	(9,844)	(9,360)	(38,887)
Provision for (benefit from) income taxes	714	(1,719)	1,817	(5,094)
Net income (loss)	915	(8,125)	(11,177)	(33,793)
Net loss attributable to non-controlling interest	(3,421)	—	(8,025)	—
Net income (loss) attributable to the Company	$4,336	$(8,125)	$(3,152)	$(33,793)

Earnings per share attributable to the Company:
Net income (loss) per common share, basic	$0.08	$(0.16)	$(0.06)	$(0.68)
Shares used in computing basic net income (loss) per common share	51,772	50,060	51,425	49,684
Net income (loss) per common share, diluted	$0.08	$(0.16)	$(0.06)	$(0.68)
Shares used in computing diluted net income (loss) per common share	53,492	50,060	51,425	49,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(11,177)	$(33,793)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	25,768	28,773
Depreciation and amortization	26,589	23,298
Deferred income taxes	552	(5,479)
Gain on sale of held for sale assets	(747)	—
Loss on disposal of property and equipment	—	178
(Gain) loss on disposition of certain consumer product assets	(750)	2,728
Changes in assets and liabilities:
Accounts receivable, net	(12,937)	4,875
Inventories	4,147	(2,414)
Prepaid expenses and other current assets	915	(802)
Other assets	52	404
Accounts payable	6,202	2,265
Deferred revenue	(2,254)	2,662
Accrued expenses and other current and non-current liabilities	1,910	(2,195)
Net cash provided by operating activities	38,270	20,500

Cash flows from investing activities:
Purchases of property and equipment	(5,528)	(11,300)
Purchases of intangible assets	(3,568)	(4,153)
Proceeds received from sale of held for sale assets	3,350	—
Proceeds received from disposition of certain consumer product assets	750	—
Net cash used in investing activities	(4,996)	(15,453)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	9,528	6,647
Principal payment of capital lease and technology license obligations	(13,369)	(7,629)
Notes payable of the VIE to non-controlling interest	6,000	—
Tax withholdings for stock option exercises on behalf of employees	743	—
Net cash provided by (used in) financing activities	2,902	(982)

Net increase in cash and cash equivalents	36,176	4,065
Cash and cash equivalents, beginning of period	76,784	63,225
Cash and cash equivalents, end of period	$112,960	$67,290

Supplemental disclosure of cash flows from investing activities
Property and equipment and intangible assets acquired included in accounts payable and other accrued expense and other current liabilities	2,272	382

Supplemental disclosure of cash flow from financing activities:
Property and equipment and intangible assets acquired included in capital lease and technology license obligations	313	23,794

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

The condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s condensed consolidated financial position at September 30, 2013, and the condensed consolidated results of its operations for the three and nine months ended September 30, 2013 and 2012, and condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued a new accounting guidance relating to the financial statement presentation of unrecognized tax benefits. The new update provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective for the Company on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company does not expect that this new guidance to have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

2. Net Income (Loss) Per Common Share

The following table sets forth the computation of net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Net income (loss) attributable to the Company	$4,336	$(8,125)	$(3,152)	$(33,793)
Weighted average common shares outstanding—basic	51,772	50,060	51,425	49,684
Dilutive effect of employee stock plans	1,720	—	—	—
Weighted average common shares outstanding—diluted	53,492	50,060	51,425	49,684
Net income (loss) per common share, basic	$0.08	$(0.16)	$(0.06)	$(0.68)
Net income (loss) per common share, diluted	$0.08	$(0.16)	$(0.06)	$(0.68)

The following outstanding options and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Options to purchase common stock	727	4,346	3,637	4,346
Restricted stock units	1	2,040	1,887	2,040

3. Fair Value Measurements

At September 30, 2013 and December 31, 2012, all of the Company’s investments were classified as cash equivalents and are comprised of an investment in a money market fund. In accordance with the guidance for fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund as Level 1, which approximated $72.2 million and $50.2 million as of September 30, 2013 and December 31, 2012, respectively. The carrying amount of the Company’s accounts receivable, accounts payable and accrued expenses approximate fair value due to their short term maturities. Notes payable are carried at cost which approximates fair value based on current interest rates available to the Company and are a Level 2 measurement. There are no other financial assets and liabilities that require Level 2 or Level 3 fair value hierarchy measurements and disclosures.

4. Balance Sheet Components

Inventories

	As of September 30, 2013	As of December 31, 2012
	(in thousands)
Work-in-process	$34,791	$33,418
Finished goods	7,664	13,090
	$42,455	$46,508

During the second quarter of 2013, the Company incurred a $3.9 million inventory write-down associated with discontinued consumer products.

Property and equipment, net

	As of September 30, 2013	As of December 31, 2012
	(in thousands)
Mask costs and test equipment	$37,392	$32,771
Software, computer and other equipment	38,363	35,563
Furniture, office equipment and leasehold improvements	1,181	1,089
	76,936	69,423
Less: accumulated depreciation and amortization	(51,160)	(38,731)
	$25,776	$30,692

Depreciation and amortization expense was $4.4 million and $3.8 million for the three months ended September 30, 2013 and 2012, respectively, and $13.2 million and $10.3 million for the nine months ended September 30, 2013 and 2012, respectively.

The Company leases certain design tools under capital lease and certain financing arrangements which are included in property and equipment, which total cost, net of accumulated amortization amounted to $12.1 and $16.8 million at September 30, 2013 and December 31, 2012, respectively. Amortization expense related to assets recorded under capital lease and certain financing agreements was $1.6 million and $1.2 million for the three months ended September 30, 2013 and 2012, respectively, and $4.8 million and $3.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Other accrued expenses and other current liabilities

	As of September 30, 2013	As of December 31, 2012
	(in thousands)
Accrued compensation and related benefits	$4,843	$4,458
Professional fees	1,593	1,067
Contractual settlement payable	1,250	—
Restructuring related payables	107	210
Income tax payable	47	467
Other	1,914	2,478
	$9,754	$8,680

Warranty Accrual

The following table presents a reconciliation of the warranty liability, which is included within other accrued expenses and other current liabilities above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$317	$423	$440	$412
Accruals and adjustments	25	113	257	391
Settlements	(68)	(109)	(423)	(376)
Ending balance	$274	$427	$274	$427

Deferred revenue

	As of September 30, 2013	As of December 31, 2012
	(in thousands)
Services / support and maintenance	$6,534	$8,017
Software license / subscription	1,523	2,529
Distributors	2,632	2,398
	$10,689	$12,944

5. Business Combinations and Divestitures

Variable Interest Entity

In May 2012, the Company entered into a secured note purchase agreement with a VIE to provide cash advances. As of September 30, 2013, the Company had made cash advances of $4.0 million under three convertible notes receivable which mature between December 31, 2013 and August 31, 2014. In addition, a third-party company and third party investors (“non-controlling interest”) had made cash advances of $5.0 million and $6.0 million, respectively, under twelve convertible notes receivable which mature between December 31, 2013 and August 31, 2014. Certain of the convertible notes are collateralized by a lien on the VIE’s assets. Pursuant to the convertible notes, in the event of a qualified equity financing of the VIE, the outstanding principal balance plus the accrued interest of the convertible notes would be automatically converted into preferred stock of the VIE. The Company has a purchase option to acquire the assets of the VIE at a price specified in the secured note purchase agreement. The option to purchase expires on December 31, 2013, provided the VIE has met certain milestones specified in the secured note purchase agreement. If the certain milestones have not been met by December 31, 2013, the expiration shall be the date that is the earlier of 30 days after the VIE meets the specified milestones or July 31, 2014. The Company has concluded that it is the primary beneficiary of the VIE due to the Company’s involvement with the VIE and the purchase option to acquire the assets of the VIE. As such, the Company has included the accounts of the VIE in the condensed consolidated financial statements. The significant components of the VIE’s financial statements included in the Company’s condensed consolidated financial statements as of September 30, 2013 include cash of $1.8 million; property and equipment and intangible assets of $1.0 million; accounts payable of $2.9 million; notes payable of $11.0 million and non-controlling interest of $9.0 million. For the three and nine months ended September 30, 2013, the Company’s portion of the net loss of the VIE was $1.3 million and $4.1 million, respectively. For the three and nine months ended September 30, 2012, the Company’s portion of the net loss of the VIE was $0.8 million.

Disposition of Certain Consumer Product Assets

In September 2012, the Company completed the sale of certain consumer product assets to a third party company. The consumer product assets that were sold originated from the acquisition of Star Semiconductor Corporation in fiscal year 2008 and had been further developed by the Company. Under an asset purchase agreement, the Company agreed to transfer certain assets such as property and equipment and intangible assets to the third party company for an aggregate cash consideration of $2.4 million, payable in installments starting from January 10, 2013 through January 10, 2015. The Company determined that the payment terms were not fixed and determinable and as such the Company treated this transaction as disposition of assets and will recognize the future payments as a credit to sales, general and administrative expenses when the payments are due. The carrying value of the assets related to the sale of $2.7 million was recognized as a loss on disposition of certain consumer product assets within sales, general and administrative expenses during the third quarter of 2012. During the three and nine months ended September 30, 2013, the Company received total installment cash consideration of $0.3 million and $0.8 million, respectively, which were recognized as credits within sales, general and administrative expenses.

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

6. Goodwill and Intangible Assets, Net

Goodwill

The carrying amount of goodwill at September 30, 2013 was $71.5 million, unchanged from the balance at December 31, 2012.

The Company reviews goodwill for impairment annually at the beginning of its fourth calendar quarter and whenever events or changes in circumstances that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. For the most recent annual goodwill impairment analysis performed during the fourth quarter of 2012, the Company had two reporting units, namely, semiconductor product unit and software and services unit. The result of the most recent annual impairment test showed that goodwill impairment does not exist in its semiconductor product reporting unit due to a significant excess of the fair value over the carrying value of the reporting unit. The Company however determined that goodwill impairment existed in its software and services reporting unit as a result of the most recent annual goodwill impairment assessment. As such, the Company recorded a $27.7 million goodwill impairment charge in the fourth quarter of 2012. The carrying amount of the goodwill at December 31, 2012 was $56.3 million in the semiconductor products reporting unit and $15.2 million in the software and services reporting unit.

During the first quarter of 2013, due to the sale of certain assets of MontaVista and the reorganization of resources, the Company changed how it manages and operates the business which resulted in the combination of the semiconductor product and software and services into one reporting unit. See related discussions in Note 10 of Notes to Condensed Consolidated Financial Statements. As such, beginning in the first quarter of 2013, the Company assesses the goodwill impairment at the reporting unit level which is at the Company level as a whole. Due to the change in the reporting unit structure, the Company performed a qualitative assessment of the goodwill at the Company level as a whole and concluded that it was more-likely-than-not that the fair value of the reporting unit exceeded the carrying amount as of March 31, 2013. As such, it was not necessary to perform the two-step goodwill impairment test at that time. In assessing the qualitative factors, the Company considered the impact of these key factors: overall financial performance, industry and competitive market environment, market capitalization and stock price. There had been no triggering events since the latest assessment in the first quarter of 2013 to cause an interim impairment test.

Intangible assets, net

	As of September 30, 2013			Weighted average remaining amortization period (years)
	Gross	Accumulated Amortization	Net
	(in thousands)
Existing and core technology—product	$46,533	$(38,645)	$7,888	1.82
Technology licenses	68,769	(27,331)	41,438	7.14
Customer contracts and relationships	8,991	(5,889)	3,102	4.23
Trade name	2,296	(1,721)	575	1.35
Order backlog	640	(640)	—	—
Total amortizable intangible assets	$127,229	$(74,226)	$53,003	6.50

	As of December 31, 2012			Weighted average remaining amortization period (years)
	Gross	Accumulated Amortization	Net
	(in thousands)
Existing and core technology—product	$47,658	$(35,326)	$12,332	2.39
Technology licenses	66,034	(20,078)	45,956	7.94
Customer contracts and relationships	8,991	(5,291)	3,700	4.93
Trade name	2,296	(1,396)	900	2.10
Order backlog	640	(640)	—	—
Total amortizable intangible assets	$125,619	$(62,731)	$62,888	6.57

Amortization expense was $4.3 million and $4.8 million for the three months ended September 30, 2013 and 2012, respectively, and $13.4 million and $13.0 million for the nine months ended September 30, 2013 and 2012, respectively.

The estimated future amortization expense from amortizable intangible assets is as follows (in thousands):

Remainder of 2013	$4,240
2014	14,471
2015	7,854
2016	5,704
2017	4,505
2018 and thereafter	16,229
$53,003

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

A summary of the accrued restructuring liabilities including related activities during the nine months ended September 30, 2013, is as follows:

	Severance and other benefits	Excess Facility Related Cost	Total
	(in thousands)
Balance at December 31, 2012	$—	$262	$262
Additions	1,371	—	1,371
Cash payments and other non-cash adjustments	(1,371)	(155)	(1,526)
Balance at September 30, 2013 (current)	$—	$107	$107

8. Equity

Equity Incentive Plans

The following table summarizes the details related to stock options granted and outstanding under the 2007 Equity Incentive Plan and 2001 Stock Incentive Plan for the nine months ended September 30, 2013:

	Number of Shares Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2012	4,197,704	$16.83
Options granted	242,375	37.15
Options exercised	(658,374)	14.45
Options cancelled and forfeited	(144,982)	33.86
Balance as of September 30, 2013	3,636,723	$17.94

No stock options were granted during the three months ended September 30, 2013. The fair value of each employee option grant for the three months ended September 30, 2012 and nine months ended September 30, 2013 and 2012 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	—	1.55%	0.32% to 1.04%	0.57% to 1.55%
Expected life	—	4.53 years	3.77 to 4.53 years	4.08 to 4.53 years
Dividend yield	—	0%	0%	0%
Volatility	—	57.3%	45.82 to 49.6%	51.3% to 57.3%

The estimated weighted-average grant date fair value of options granted was $13.03 per share for the three months ended September 30, 2012 and $14.91 and $14.79 per share for the nine months ended September 30, 2013 and 2012.

As of September 30, 2013, there is $6.8 million of unrecognized compensation costs, net of estimated forfeitures, related to stock options granted under the Company’s 2007 Equity Incentive Plan and 2001 Stock Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.28 years.

The following table summarizes the details related to restricted stock units, or RSUs, granted and outstanding under the 2007 Equity Incentive Plan for the nine months ended September 30, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2012	1,823,563	$33.17
Granted	1,019,420	36.17
Issued and released	(673,424)	32.24
Cancelled and forfeited	(282,993)	32.18
Balance as of September 30, 2013	1,886,556	$35.27

For restricted stock units, or RSUs, stock-based compensation expense is calculated based on the market price of the Company’s common stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.

As of September 30, 2013, there was $53.6 million of unrecognized compensation costs, net of estimated forfeitures related to RSUs granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.55 years.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Cost of revenue	$216	$471	$655	$1,539
Research and development	4,899	4,259	13,682	12,761
Sales, general and administrative	3,686	4,243	11,431	14,473
	$8,801	$8,973	$25,768	$28,773

The total stock-based compensation cost capitalized as part of inventory as of September 30, 2013 and December 31, 2012 was not significant.

Changes in equity

A reconciliation of the changes in equity for the nine months ended September 30, 2013 is presented below:

	Attributable to the Company	Attributable to non-controlling interest	Total equity
	(in thousands)
Balance at December 31, 2012	$244,092	$(1,030)	$243,062
Common stock issued in connection with exercises of stock options	9,528	—	9,528
Stock-based compensation	25,847	—	25,847
Net loss	(3,152)	(8,025)	(11,177)
Balance at September 30, 2013	$276,315	$(9,055)	$267,260

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

The following table presents the provision for (benefit from) income taxes and the effective tax rates for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Income (loss) before income taxes	$1,629	$(9,844)	$(9,360)	$(38,887)
Provision for (benefit from) income taxes	714	(1,719)	1,817	(5,094)
Effective tax rate	43.8%	17.5%	-19.4%	13.1%

The provision for income taxes for the three and nine months ended September 30, 2013 was primarily related to earnings and additional establishment of unrecognized tax benefits in foreign jurisdictions. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to the Company’s loss before income taxes and the provision for income taxes recorded for the three and nine months ended September 30, 2013 was primarily attributable to the impact of the losses that are not benefited, difference in foreign tax rates and increase in indefinite lived intangible related deferred tax liability. The Company has determined that as of September 30, 2013, the variability in the jurisdictional mix of its customers created uncertainty with respect to estimating taxable income in the Cayman business. As such, the results of the Cayman business have been excluded from the computation of the annual effective tax rate and the year-to-date tax provision, which resulted in a higher tax expense than if the Cayman business had not been excluded. The benefit from income taxes for the three and nine months ended September 30, 2012 was primarily related to the year-to-date pre-tax losses and the release of uncertain tax position reserves. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to the Company’s loss before income taxes and the benefit from income taxes recorded for the three and nine months ended September 30, 2012 was primarily attributable to the impact of the differential in foreign tax rates, non-deductible stock-based compensation charges, and recovery of non-taxable escrow related to the Celestial Semiconductor acquisition.

The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of the Company’s net deferred tax assets during the fourth quarter of 2012, the Company determined that it was more-likely-than-not it would not realize the full value of its federal and state deferred tax assets. As such, the Company determined that as of December 31, 2012, a full valuation allowance is required on its net federal and state deferred tax assets. Adjustments could be required in the future if the Company concludes that it is more-likely-than-not that these net deferred tax assets are recoverable. A release of the valuation allowance could have the effect of decreasing the income tax provision in the period the valuation allowance is released. The Company continues to monitor the likelihood that it will be able to recover its deferred tax assets. As of September 30, 2013, the Company believes that it is not more likely than not that it will be able to fully realize its United States federal and state deferred tax assets and, as such, the Company continues to provide a full valuation allowance on those deferred tax assets.

As of September 30, 2013 and December 31, 2012, the Company had unrecognized tax benefits for income taxes associated with uncertain tax positions of $14.8 million and $12.7 million, respectively. If all of these unrecognized tax benefits were recognized, $1.3 million would reduce the Company’s effective tax rate. The Company is not anticipating any significant changes in unrecognized tax benefits in the next 12 months.

The Company’s major tax jurisdictions are the United States federal government, the states of California and Massachusetts, Japan, India, China and Singapore. The Company files income tax returns in the United States federal jurisdiction, the states of California and Massachusetts, various other states, and foreign jurisdictions in which it has a subsidiary or branch operations. The United States federal corporation income tax returns beginning with the 2000 tax year remain subject to examination by the Internal Revenue Service. The California corporation income tax returns beginning with the 2000 tax year remain subject to examination by the California Franchise Tax Board. As of September 30, 2013, there are no on-going tax audits in the major tax jurisdictions other than India. The India tax audit is for the tax years 2010 and 2011, and the Company does not expect any significant tax adjustments.

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

On September 13, 2013, the Treasury Department and the Internal Revenue Service released final regulations and re-proposed regulations (collectively, the “2013 Regulations”) that provide guidance with respect to sections 162(a), 263(a), and 168 of the Internal Revenue Code of 1986.  The 2013 Regulations are generally effective for taxable years beginning on or after January 1, 2014, although earlier adoption is permitted. The Company is aware of these regulations and is currently assessing the potential impact. The Company does not expect any significant impact, especially in light of the full valuation allowance on its federal and state net deferred tax assets as of September 30, 2013.

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

Sales by geography for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
United States	$22,391	$18,091	$69,605	$51,089
China	20,574	16,757	54,243	48,346
Korea	8,671	3,773	23,311	9,774
Mexico	7,135	2,809	16,700	6,539
Finland	6,051	631	12,117	662
Taiwan	5,822	7,313	18,530	19,635
Japan	2,154	3,741	6,900	8,724
Malaysia	3,877	3,935	10,636	12,099
Other countries	2,449	4,031	10,816	12,243
Total	$79,124	$61,081	$222,858	$169,111

The following table sets forth long lived assets, which consist primarily of property and equipment, net by geographic regions:

	As of September 30, 2013	As of December 31, 2012
	(in thousands)
United States	$21,744	$27,678
All other countries	4,032	3,014
Total	$25,776	$30,692

11. Commitments and Contingencies

The Company is not currently a party to any legal proceedings and outcome of which, if determined adversely to the Company, would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

During the second quarter of 2013, a customer of MontaVista sent a claim letter to the Company requesting an amount they believe is due related to an automotive business services agreement between the customer and MontaVista. The Company has disputed this claim, but it engaged in discussions with the customer to resolve the matter. The Company recorded $1.3 million accrual to cover a potential contractual settlement payment to the customer within sales, general and administrative expenses in the second quarter of 2013. In October 2013, the Company and the customer entered into a settlement and general release claim agreement, and the Company paid the $1.3 million.

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

Minimum commitments under non-cancelable operating and capital lease agreements, excluding the accrued restructuring liability (See Note 7 of the Condensed Consolidated Financial Statements) as of September 30, 2013 are as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
Remainder of 2013	$5,436	$1,034	$6,470
2014	11,817	4,683	16,500
2015	9,258	4,117	13,375
2016	5,150	4,227	9,377
2017	—	4,247	4,247
2018 thereafter	—	8,959	8,959
	$31,661	$27,267	$58,928
Less: Interest component (3.75% annual rate)	1,638
Present value of minimum lease payment	30,023

Current portion of the obligations	$11,755
Long-term portion of obligations	$18,268

Rent expense incurred under operating leases was $1.3 million and $1.4 million for the three months ended September 30, 2013 and 2012, respectively, and $3.7 million and $4.2 million for the nine months ended September 30, 2013 and 2012, respectively.

In September 2013, the VIE entered into a purchase agreement with a third party vendor to purchase certain test equipment amounting to $6.1 million, payable in installments over two years. Furthermore, the Company entered into an agreement with the VIE and third party vendor, whereby the Company guaranteed the payment of the test equipment in the event the VIE defaults such payment obligation. The equipment is expected to be delivered in the fourth quarter of 2013. As such, the related asset and liability has not been reflected in the balance sheets as of September 30, 2013.

In September 2013, the Company signed a purchase agreement of $5.5 million with a third party vendor to purchase any combination of core software licenses as specified in the agreement under a flexible spending program with a minimum annual spending of $2.75 million each for two years.

In November 2013, the Company signed a new lease agreement (the “2345 Lease”) with a landlord to lease approximately 55,440 sq. ft. in the first 12 months and 110,881 sq. ft. thereafter in a building located adjacent to the Company’s principal office in San Jose, California. The lease term is 8.0 years commencing on the earlier of October 1, 2014 or the date the Company begins to conduct its business within any portion of the leased facility and ending on ninety six (96) months thereafter. The base monthly rate to lease the facility is $0.12 million for the first 12 months and $0.25 million for months thirteen through twenty-four and increase incrementally by approximately 3% annually through end of the lease term. Further, the Company entered into an amendment to the lease agreement related to the building in San Jose, California where the Company’s principal offices are located to extend the lease term for the period from March 1, 2019 to expiration date of the 2345 Lease.

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

In March 2011, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Celestial Semiconductor, Ltd. With the acquisition of Celestial Semiconductor, we added capabilities to enable a processor family targeted for the large and growing market of converged media, gateway and wireless display applications.

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

Results of Operations

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	change	%	2013	2012	change	%
	(in thousands)				(in thousands)
Net revenue	$79,124	$61,081	$18,043	29.5%	$222,858	$169,111	$53,747	31.8%
Cost of revenue	28,516	24,796	3,720	15.0%	85,620	77,553	8,067	10.4%
Gross Profit	$50,608	$36,285	$14,323	39.5%	$137,238	$91,558	$45,680	49.9%
Gross Margin	64.0%	59.4%	4.6%		61.6%	54.1%	7.4%

Net Revenue. Our net revenue consists primarily of sales of our semiconductor products to providers of networking equipment and their contract manufacturers and distributors. Initial sales of our products for a new design are usually made directly to providers of networking equipment as they design and develop their product. Once their design enters production, they often outsource their manufacturing to contract manufacturers that purchase our products directly from us or from our distributors. We price our products based on market and competitive conditions and periodically reduce the price of our products, as market and competitive conditions change, and as manufacturing costs are reduced. We do not experience different margins on direct sales to providers of networking equipment and indirect sales through contract manufacturers because in all cases we negotiate product pricing directly with the providers of networking equipment. To date, substantially all of our revenue has been denominated in U.S. dollars.

Two customers together accounted for 29.3% and 28.6% of our net revenue for the three and nine months ended September 30, 2013, respectively. One customer accounted for 24.2% and 27.0% of our net revenue for the three and nine months ended September 30, 2012, respectively. No other customer accounted for more than 10% of our revenues for the three and nine months ended September 30, 2013 and 2012.

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. We have an existing agreement with a distributor to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to this distributor, we defer revenue and costs until products are sold to its end customers. For the three months ended September 30, 2013 and 2012, 6.7% and 5.6%, respectively, and for the nine months ended September 30, 2013 and 2012, 6.5% and 5.6%, respectively, of our net revenues were from products sold by this distributor. Revenue recognition depends on notification from this distributor that product has been sold to its end customers.

We use our distributors, other than the distributor discussed above, primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through these distributors accounted for 22.4% and 26.0% of net revenue for the three months ended September 30, 2013 and 2012, respectively and 29.0% and 27.3% for the nine months ended September 30, 2013 and 2012, respectively. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

Our net revenue increased by $18.0 million or 29.5% in the three months ended September 30, 2013 and $53.7 million or 31.8% in the nine months ended September 30, 2013 compared to the same periods in 2012. The increase in net revenue was attributable mainly to the increase in sales in our enterprise network; data center and access and service provider markets, combined of $18.3 million and $55.9 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase was partially offset by the decrease in sales in our broadband and consumer market of $0.3 million and $2.2 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The overall increase in sales in our enterprise networks; data center; and access and service provider markets and the decrease in sales of our broadband and consumer marker were mainly due to the fluctuation in demand for our products in those respective markets, as a result of the timing of our customers’ volume production of our design wins.

The following table is based on the geographic location of our customers including the original equipment manufacturers, contract manufacturers or the distributors who purchased our products and services. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods presented were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
United States	$22,391	$18,091	$69,605	$51,089
China	20,574	16,757	54,243	48,346
Korea	8,671	3,773	23,311	9,774
Mexico	7,135	2,809	16,700	6,539
Finland	6,051	631	12,117	662
Taiwan	5,822	7,313	18,530	19,635
Japan	2,154	3,741	6,900	8,724
Malaysia	3,877	3,935	10,636	12,099
Other countries	2,449	4,031	10,816	12,243
Total	$79,124	$61,081	$222,858	$169,111

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

We use third-party foundries and assembly and test contractors, which are primarily located in Asia, to manufacture, assemble and test our semiconductor products. We purchase processed wafers on a per wafer basis from our fabrication suppliers, which are currently Taiwan Semiconductor Manufacturing Company, with the remaining manufacturing outsourced to Samsung Electronics, Global Foundries, and Fujitsu Microelectronics. We also outsource the sort, assembly, final testing and other processing of our product to third-party contractors, primarily ASE Electronics in Taiwan, Malaysia and Singapore, as well as ISE Labs, Inc., in the United States. We negotiate wafer fabrication on a purchase order basis. There are no long-term agreements with any of these third-party contractors. A significant disruption in the operations of one or more of these third-party contractors would impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition and results of operations.

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

Gross margin increased from 59.4% in the three months ended September 30, 2012 to 64.0% in the three months ended September 30, 2013, an increase of 4.6% and increased from 54.1% in the nine months ended September 20, 2012 to 61.6% in the nine months ended September 30, 2013, an increase of 7.4%. The increase in the overall gross margin was mainly due to overall increases in revenue and shifts of product sales mix of our semiconductor products as we sold more of our higher performance products, which yield higher gross margins compared to our lower performance products. In addition, during the first quarter of 2012, we wrote-down certain Celestial product inventories of approximately $4.8 million which resulted to a lower gross margin in the nine months ended September 30, 2012. During the second quarter of 2013, we incurred a $3.9 million inventory write-down associated with discontinued consumer products. This inventory write-down partially offset the increases in the gross margin for the nine months ended September 30, 2013 compared to the same period in 2012 as discussed above.

Research and Development Expenses. Research and development expenses primarily include personnel costs, engineering design development software and hardware tools, allocated facilities expenses and depreciation of equipment used in research and development, and stock-based compensation.

Total research and development expenses for the periods presented were:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	change	%	2013	2012	change	%
	(in thousands)				(in thousands)
Research and development expenses	$33,630	$26,185	$7,445	28.4%	$98,469	$79,366	$19,103	24.1%
Percent of total net revenue	42.5%	42.9%	-0.4%		44.2%	46.9%	-2.7%

Research and development expenses increased by $7.4 million or 28.4% in the three months ended September 30, 2013 and $19.1 million or 24.1% in the nine months ended September 30, 2013 compared to the same periods in 2012. Research and development expense in the three and nine months ended September 30, 2013 included $4.5 million and $11.6 million, respectively, from a variable interest entity, or VIE. The remaining research and development expense increased by $2.9 million or 11.2% and $7.5 million or 9.4% in the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase was mainly due to increase in salaries and employee benefits of $2.3 million and $3.8 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 mainly due to the increase in research and development headcount. Depreciation and amortization expense also increased by $0.1 million and $2.3 million in the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, as a result of an increase in purchased technology licenses used for research and development projects. The other increase of $0.5 million and $1.4 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 was due to the increase in stock-based compensation and related taxes, facilities expense, design tools and other miscellaneous research and development, as a result of the increase in research and development activities to support the development of our new products. Research and development headcount was 594 at September 30, 2013 compared to 557 at September 30, 2012.

Sales, General and Administrative Expenses. Sales, general and administrative expenses primarily include personnel costs, accounting and legal fees, information systems, sales commissions, trade shows, marketing programs, depreciation, allocated facilities expenses and stock-based compensation.

Total sales, general and administrative costs for the periods presented were:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	change	%	2013	2012	change	%
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$14,833	$19,213	$(4,380)	-22.8%	$46,217	$50,186	$(3,969)	-7.9%
Percent of total net revenue	18.7%	31.5%	-12.7%		20.7%	29.7%	-8.9%

Sales, general and administrative expenses decreased by $4.4 million or 22.8% in the three months ended September 30, 2013 and $4.0 million or 7.9% in the nine months ended September 30, 2013, compared to the same periods in 2012. Salaries and employee benefits and stock-based compensation and related taxes, combined, decreased by $1.4 million and $6.5 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to the decrease in headcount, reduced number of option and restricted stock unit grants and timing of when severance and other related benefit costs were incurred. For the three and nine months ended September 30, 2012, we recorded a charge of $2.7 million loss on disposition of certain consumer product assets. For the three months ended September 30, 2013, we recorded a credit of $0.3 million associated with the installment payment received related to the disposition of such certain consumer product assets. For the nine months ended September 30, 2013, we recorded credits of $1.5 million, associated with the gain on sale of held for sale assets recognized in the first quarter of 2013 of $0.7 million and installment payments received in the first, second and third quarter of 2013 for the sale of certain consumer product assets of $0.8 million. The decreases in sales and general expenses for the nine months ended September 30, 2013 compared to the same period in 2012 as discussed above were partially offset by lower expense in the nine months ended September 30, 2012 resulted from a credit associated with the proceeds from settlement of an escrow claim of $4.4 million from the acquisition of Celestial Semiconductor in the first quarter of 2012. In addition, during the second quarter of 2013, we recorded a contractual settlement payable to a customer of MontaVista of approximately $1.3 million. Other sales, general and administrative expenses remained flat for the three months ended September 30, 2013 and increased by $1.0 million for the nine months ended September 30, 2013, compared to the same periods in 2012, mainly due to the increase in outside services, facilities expense and marketing related expenses. Sales, general and administrative headcount was 160 at September 30, 2013 compared to 170 at September 30, 2012.

Other income (expense), net. Other income (expense), net primarily includes interest income on cash and cash equivalents, foreign currency gains and losses, financing expenses and interest expense associated with capital lease and technology license obligations.

Other expense, net for the periods presented were:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	change	%	2013	2012	change	%
	(in thousands)				(in thousands)
Interest expense	$(390)	$(11)	$(379)	3445.5%	$(1,107)	$(65)	$(1,042)	1603.1%
Other, net	(126)	(720)	594	-82.5%	(805)	(828)	23	-2.8%
Total other expense, net	$(516)	$(731)	$215	-29.4%	$(1,912)	$(893)	$(1,019)	114.1%

Other expense, net, decreased in the three months ended September 30, 2013 and increased in the nine months ended September 30, 2013, compared to the same periods in 2012, as a result of higher interest expense associated with long-term capital and technology license obligations and higher foreign exchange losses resulting from balance sheet remeasurement. These increases was partially offset by our portion of net loss of the VIE of $0.8 million which was recorded under other, net in the three and nine months ended September 30, 2012.

Provision for (benefit from) Income Taxes. For the three and nine months ended September 30, 2013 and 2012, the provision for (benefit from) income taxes was based on our estimated annual effective tax rate, plus any discrete items, and taking into account valuation allowance, as necessary, in compliance with applicable guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the provision for (benefit from) income taxes and the effective tax rates for the respective periods presented:

	Three Months Ended September30,				Nine Months Ended September 30,
	2013	2012	change	%	2013	2012	change	%
	(in thousands)				(in thousands)
Income (loss) before income taxes	$1,629	$(9,844)	$11,473	116.5%	$(9,360)	$(38,887)	$29,527	75.9%
Provision for (benefit from) income taxes	714	(1,719)	2,433	141.5%	1,817	(5,094)	6,911	135.7%
Effective tax rate	43.8%	17.5%	26.4%		-19.4%	13.1%	-32.5%

The provision for income taxes for the three and nine months ended September 30, 2013 was primarily related to earnings and additional establishment of unrecognized tax benefits in foreign jurisdictions. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision for income taxes recorded for the three and nine months ended September 30, 2013 was primarily attributable to the impact of losses that are not benefited, the difference in foreign tax rates and increase in indefinite lived intangible related deferred tax liability. We determined that as of September 30, 2013, the variability in the jurisdictional mix of our customers created uncertainty with respect to estimating taxable income in our Cayman business.  As such, the results of the Cayman business have been excluded from the computation of the annual effective tax rate and the year-to-date tax provision, which resulted in a higher tax expense than if the Cayman business had not been excluded. The benefit from income taxes for the three and nine months ended September 30, 2012 was primarily related to the year-to-date pre-tax losses and the release of uncertain tax position reserves. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to our loss before income taxes and the benefit from income taxes recorded for the three and nine months ended September 30, 2012 was primarily attributable to the impact of the differential in foreign tax rates, non-deductible stock-based compensation charges, and recovery of non-taxable escrow related to the Celestial Semiconductor acquisition.

Liquidity and Capital Resources

Following is a summary of our working capital and cash and cash equivalents as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013	As of December 31, 2012
	(in thousands)
Working capital	$139,084	$109,682
Cash and cash equivalents	112,960	76,784

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$38,270	$20,500
Net cash used in investing activities	(4,996)	(15,453)
Net cash provided by (used in) financing activities	2,902	(982)

Cash Flows from Operating Activities

Net cash flows from operating activities were $38.3 million in the nine months ended September 30, 2013 compared to $20.5 million in the nine months ended September 30, 2012, an increase of $17.8 million. Total cash inflow from net loss, net of non-cash items in the nine months ended September 30, 2013 was $40.2 million compared to $15.7 million in the nine months ended September 30, 2012. The increase resulted mainly from higher net revenue which generated higher income from operations. Changes in assets and liabilities resulted in net cash outflow of $1.9 million in the nine months ended September 30, 2013 compared to a cash inflow of $4.8 million in the nine months ended September 30, 2012. The significant changes in assets and liabilities in the nine months ended September 30, 2013 were higher accounts receivable resulted from higher revenue, lower inventories due to the timing of inventory build-up, lower deferred revenue resulted from lower subscription licenses and professional services billings to customers and higher accounts payable due to the timing of payments to the vendors. The significant changes in the assets and liabilities for the nine months ended September 30, 2012 were mainly higher accounts payable due to the timing of payments to the vendors, higher deferred revenue due to the timing of subscription licenses and professional service billings to customers, lower accounts receivable due to timing of collections from customers and higher inventory mainly due to the timing of inventory build-up.

Cash Flows from Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2013 was $5.0 million compared to $15.5 million in the nine months ended September 30, 2012. Net cash used in investing activities in the nine months ended September 30, 2013 resulted from the cash payments made to purchase intangible assets of $3.6 million and property and equipment of $5.5 million, which was partially offset by the cash proceeds received related to the sale of certain assets of MontaVista of $3.4 million and proceeds received from the disposition of certain consumer product assets of $0.8 million. Net cash used in investing activities in the nine months ended September 30, 2012 resulted from cash payments made to purchase property and equipment of $11.3 million and intangible assets of $4.2 million.

Cash Flows from Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2013 was $2.9 million compared to net cash used in financing activities in the three months ended September 30, 2012 of $1.0 million. Net cash provided by financing activities in the nine months ended September 30, 2013 resulted mainly from the proceeds received from issuance of common stock upon exercise of options of $9.5 million, cash received for convertible notes of the VIE from third-party investors of $6.0 million and tax withholdings for stock option exercises on behalf of employees of $0.7 million, which were partially offset by the principal payments of capital lease and technology license obligations of $13.4 million. Net cash used in financing activities in the nine months ended September 30, 2012 resulted from principal payments of capital lease and technology license obligations of $7.6 million, partially offset by the proceeds received from issuance of common stock upon exercise of options of $6.6 million.

Capital Resources

Cash equivalents consist primarily of an investment in a money market fund. We believe that our $113.0 million of cash and cash equivalents at September 30, 2013, and expected cash flow from operations, if any, will be sufficient to fund our projected operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, other than disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of September 30, 2013, we believe our exposure related to the above indemnities at September 30, 2013, is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of September 30, 2013:

	Payments Due By Period
	Total	Remainder of 2013	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$27,267	$1,034	$8,800	$8,474	$8,959
Capital lease and technology license obligations	31,661	5,436	21,075	5,150	—
Total	$58,928	$6,470	$29,875	$13,624	$8,959

As of September 30, 2013, the liability for uncertain tax positions was $1.3 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

In September 2013, the VIE entered into a purchase agreement with a third party vendor to purchase certain test equipment amounting to $6.1 million, payable in installments over two years. The equipment is expected to be delivered in the fourth quarter of 2013. As such, the related asset and liability has not been reflected in the balance sheets as of September 30, 2013.

During the second quarter of 2013, a customer of MontaVista sent a claim letter to us requesting an amount they believe is due related to an automotive business services agreement between the customer and MontaVista. We have disputed this claim, but engaged in discussions with the customer to resolve the matter. We recorded approximately $1.3 million accrual to cover a potential contractual settlement payment to the customer within sales, general and administrative expenses in the second quarter of 2013. In October 2013, we entered into a settlement and general release claim agreement with the customer of MontaVista and paid the $1.3 million.

In September 2013, we signed a purchase agreement of $5.5 million with a third party vendor to purchase any combination of core software licenses as specified in the agreement under a flexible spending program with a minimum annual spending of $2.75 million each for two years.

In November 2013, we signed a new lease agreement (“2345 Lease”) with a landlord to lease approximately 55,440 sq. ft. in the first 12 months and 110,881 sq. ft. thereafter in a building located adjacent to our principal office in San Jose, California. The lease term is 8.0 years commencing on the earlier of October 1, 2014 or the date we begin to conduct our business within any portion of the leased facility and ending on ninety six (96) months thereafter. The base monthly rate to lease the facility is $0.12 million for the first 12 months and $0.25million for months thirteen through twenty-four and increase incrementally by approximately 3% annually through end of the lease term. Further, we entered into an amendment to the lease agreement related to the building in San Jose, California where our principal offices are located to extend the lease term for the period from March 1, 2019 to expiration date of the 2345 Lease.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the nine months ended September 30, 2013, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 28, 2013.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss for the quarter ended December 31, 2011, and for each of the quarters since then through the quarter ended June 30, 2013. As of September 30, 2013, our accumulated deficit was $157.2 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. As a public company, we also incur significant legal, accounting and other expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that may require additional expenditures. As a result of these expenditures, we may need to generate substantially increased revenue to achieve profitability. Our revenue growth trend in 2012 and for the first three quarters of 2013 may not be sustainable. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur losses in the future.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 50% and 47% of our net revenues from our top five customers for the nine months ended September 30, 2013 and 2012, respectively. We received approximately 18% and 27% of our net revenue from Cisco for the nine months ended September 30, 2013 and 2012, respectively. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and that the portion of our revenues attributable to some of these customers may increase in the future. However, we may not be able to maintain or increase sales to some of our top customers for a variety of reasons, including the following:

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. The failure of our patents and other intellectual property protections to adequately protect our technology might make it easier for our competitors to offer similar products or technologies, which would harm our business. We have been issued 53 patents in the United States and 27 patents in foreign countries and have an additional 109 patent applications pending in the United States and 42 patent applications pending in foreign countries as of September 30, 2013. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through September 2013, our stock price has fluctuated from a low of $7.61 to a high of $47.60. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Item 5. Other Information

Lease Agreement

On November 1, 2013, we entered into a lease (the “2345 Lease”) with SI 37, LLC (“Landlord”), whereby we agreed to lease a total of approximately 110,881 square feet (the “Premises”) located at 2345 N. First Street, San Jose, California, which is adjacent to our principal offices.

The 2345 Lease term is for eight years, commencing on the earlier of October 1, 2014 or the date that we begin conducting business within any portion of the Premises, and ending ninety six (96) months thereafter. We have two successive five-year options to extend the term of the 2345 Lease at the then-current fair market rental rate for the Premises, as determined pursuant to the provisions of the 2345 Lease.

For the first twelve months of the 2345 Lease term, the monthly base rent shall be $121,968. For months thirteen through twenty-four of the 2345 Lease term, the monthly base rent shall be $251,256.  Thereafter, the monthly base rent under the 2345 Lease will increase incrementally by approximately 3% annually. Under the 2345 Lease, the Company will pay the Landlord certain operating expenses related to the Premises.

The foregoing summary is qualified in its entirety by reference to the 2345 Lease. A copy of the 2345 Lease is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q. The 2345 Lease has been included to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about the Company.

Lease Amendment

On November 1, 2013, we entered into an amendment (the “Amendment”) to the Lease Agreement, dated March 17, 2011, with Landlord for the premises located at 2315 N. First Street, San Jose, California (the “2315 Lease”).  The Amendment extends the term of the 2315 Lease to be the same as the 2345 Lease, and sets forth the base rent for the period from March 1, 2019 to the termination date, among other things.

The foregoing summary is qualified in its entirety by reference to the Amendment. A copy of the Amendment is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q. The Amendment has been included to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about the Company.

Item 6. Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVIUM, INC.
Date:	November 4, 2013	By:	/S/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer and Vice President of Finance and Administration

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant(2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (3)

10.1	Lease Agreement dated November 1, 2013 between the Registrant and SI 37, LLC

10.2	First Amendment to the Lease Agreement dated November 1, 2013 between the Registrant and SI 37, LLC

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

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