Form 10-K
period 2013-12-31
CAVIUM, INC.
filed 2014-02-24
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

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

Large accelerated filer ☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was approximately $1.8 billion, based on the number of shares held by non-affiliates of the registrant, and based on the reported last sale price of common stock on The NASDAQ Global Select Market for such date. Excludes an aggregate of 1,558,698 shares of common stock held by officers and directors as of June 28, 2013. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

Number of shares of common stock outstanding as of February 18, 2014: 52,589,412

Documents Incorporated by Reference: Portions of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this form 10-K are incorporated by reference in Part III of this Form 10-K.

CAVIUM, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

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

PART I

Item  1. Business

Overview

We are a provider of highly integrated semiconductor processors that enable intelligent processing for networking, communications, storage, wireless, security, video and connected home and office applications. Our products allow customers to develop networking, wireless, storage and electronic equipment that are application-aware and content-aware and securely process voice, video and data traffic at high speeds. Our products also include a rich suite of embedded security protocols that enable unified threat management, or UTM, secure connectivity, network perimeter protection, Deep Packet Inspection, or DPI, network virtualization, broadband gateways, third generation/fourth generation, or 3G/4G, wireless infrastructure, storage systems, wireless High-Definition Multimedia Interface, or HDMI, cable replacement and embedded video applications. Our products are systems on a chip, or SoCs, which incorporate single or multiple processor cores, a highly integrated architecture and customizable software that is based on a broad range of standard operating systems. We focus our resources on the design, sales and marketing of our products, and outsource the manufacturing of our products.

We generate the majority of our net revenue from sales of our products to providers of networking equipment that sell into the enterprise network, data center, broadband and consumer, access and service provider markets. Our products are used in a broad array of networking equipment, including routers, switches, content-aware switches, UTM and other security appliances, application-aware gateways, voice/video/data, or triple-play, gateways, wireless local area network, or WLAN, and 3G/4G WiMax/Long Term Evolution, or LTE, access, aggregation and gateway devices, storage networking equipment, servers and intelligent network interface cards, or NIC, Internet protocol, or IP, surveillance systems, digital video recorders, wireless HDMI cable replacement systems, video conferencing systems and connected home and office equipment such as wireless routers and broadband gateways. We have a broad portfolio of multi-core processors to deliver integrated and optimized hardware and software embedded solutions to the market. Our software and service revenue are mainly from the sale of software subscriptions of embedded Linux operating system, related development tools, application software stacks, support and professional services.

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

Products

OCTEON®, OCTEON® PlusTM, OCTEON Fusion®, FusionStackTM, NITROX®, NEURONTM, NEURONMAX TM, CelestialTM , ECONA®, LiquidIOTM, PureVu® and WiVu® are trademarks or registered trademarks of Cavium, Inc.

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

The NEURON search processor family targets a wide range of high performance, L2-L4 network search applications in enterprise and service provider infrastructure equipment. This family includes the NEURON search and NEURONMAX search product lines with support for both IPv4 and IPv6 rules and delivers 100 million to over 1.6 billion searches per second with guaranteed low latency. The NEURON search family delivers up to four times the capacity per chip of existing 40 Mbit TCAMs enabling the replacement of four TCAM chips with one NEURON chip. The NEURONMAX Search family enables virtually unlimited expansion at less than half the power consumption while dramatically slashing the cost, making them ideal for a wide range of enterprise, data center and wired/wireless service provider applications.

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

Project Thunder is a family of highly integrated, multi-core SoC processors that will incorporate highly optimized, full custom cores based on 64-bit ARMv8 instruction set architecture into SoC. Project Thunder provides a scalable family of 64-bit ARMv8 processors incorporated into a highly differentiated SoC architecture optimized for cloud and datacenter applications. The Project Thunder family of SoCs will integrate high-performance compute, networking, security, storage along with targeted workload application acceleration and high-speed industry standard IOs. Project Thunder products are still in the development stage and a production release schedule has not yet been established.

LiquidIO Server Adapter family is a standard server compliant half-height Peripheral Component Interconnect Express, or PCI Express, form-factor, provides a high-performance, general-purpose programmable adapter platform that enables cloud service providers to offload any functionality in data center. This product family enables data centers to rapidly deploy high performance software design network, or SDN, applications for both installed and new infrastructure while enhancing server utilization, response times and network agility. The LiquidIO Server Adapter family is supported by a feature rich Software Development Kit that allows customers and partners to develop high performance SDN applications with packet processing, tunneling, QoS, security and metering.

The MontaVista software products include embedded Linux operating systems, support, development tools and professional services. We offer customized professional services that help our customers build feature rich products using our processor and Linux expertise. The MontaVista Linux Carrier Grade Edition 7, or CGE 7, is a multicore resource management architecture that will allow multiple embedded technologies to run side-by-side in a virtualized environment. The MontaVista virtualization platform is based entirely on Linux and includes Linux Containers and Kernel-based Virtual Machine virtualization as a Real-Time Operating System, RTOS-like Bare Metal Engine, BME, and implementation. MontaVista Software continues to implement and support CGE 7 across multiple architectures and semiconductor platforms.

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

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. Cisco Systems, Inc. accounted for 18.6%, 24.3% and 24.0% of our net revenue in 2013, 2012 and 2011, respectively. No other customer accounted for more than 10% of our net revenue in 2013, 2012 and 2011. For information regarding our revenue from external customers, net income (loss) and total assets, see our Consolidated Financial Statements in Item 8 of this Annual Report.

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

Integrated Circuit Fabrication. Our integrated circuits are fabricated using complementary metal-oxide semiconductor processes, which provide greater flexibility to engage independent foundries to manufacture our integrated circuits. By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facility, which would not be feasible for a company at our stage of development. We currently outsource a substantial percentage of our integrated circuit manufacturing to Samsung Electronics, or Samsung, with the remaining manufacturing outsourced to Taiwan Semiconductor Manufacturing Company, or TSMC, GlobalFoundries and Fujitsu Microelectronics, or Fujitsu. We work closely with Samsung, TSMC, GlobalFoundries and Fujitsu to forecast on a monthly basis our manufacturing capacity requirements. Our integrated circuits are currently fabricated in several advanced, sub-micron manufacturing processes. Because finer manufacturing processes lead to enhanced performance, smaller size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technology to reduce cost and improve performance.

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

Research and Development

We believe that our future success depends on our ability to introduce enhancements to our existing products and to develop new products for both existing and new markets. Our research and development efforts are directed largely to the development of additional high-performance multi-core microprocessor semiconductors. We are also focused on incorporating functions currently provided by stand-alone semiconductors into our products. We have assembled a team of highly skilled semiconductor and embedded software design engineers who have strong design expertise in high performance multi-core microprocessor design, along with embedded software, security and networking expertise. Our engineering design teams are located in San Jose, California; Marlborough, Massachusetts; Beijing, China; and Hyderabad, Chennai and Bangalore, India. Research and development expenses were $134.6 million, 109.9 million and $92.2 million in 2013, 2012 and 2011, respectively.

Business Combinations, Investment and Divestitures

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

In May 2012 and December 2012, we entered into note purchase agreements with a variable interest entity, or VIE, to provide cash advances for convertible notes receivable. As of December 31, 2013, we made cash advances of $5.0 million under four convertible notes receivable. We concluded that we are the primary beneficiary of the VIE due to our involvement with the VIE and our purchase option to acquire the assets of the VIE. As such, we have included the accounts of the VIE in our consolidated financial statements.

In September 2012, we completed the sale of certain consumer product assets to a third party company for an aggregate consideration of $2.4 million. The consumer product assets that were sold originated from the acquisition of Star Semiconductor Corporation in fiscal year 2008 that we further developed.

In January 2013, we completed the sale of certain assets to a third-party company for an aggregate consideration of $3.3 million. The assets that were sold originated from the acquisition of MontaVista Software, Inc. in fiscal year 2009.

For more detailed discussions on these most recent business combinations and divestitures, see Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, incorporated herein by reference.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections.

As of end of 2013, we had 61 issued and 121 pending patent applications in the United States, and 30 issued and 49 pending foreign patent applications. The issued patents in the United States expire in the years beginning in 2018 through 2032. The issued foreign patents expire in the years beginning in 2022 through 2027. Our issued patents and pending patent applications relate to security processors, multi-core microprocessor processing and other processing concepts. We focus our patent efforts in the United States, and, when justified by cost and strategic importance, we file corresponding foreign patent applications in strategic jurisdictions within Asia and Europe. Our patent strategy is designed to provide a balance between the need for coverage in our strategic markets and the need to maintain costs at a reasonable level. We believe our issued patents and patent applications, to the extent the applications are issued, may be used defensively by us in the event of future intellectual property claims.

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

In the enterprise, datacenter, service provider, and broadband and consumer markets, we consider our primary competitors to be other companies that provide embedded processor products to the market, including Broadcom Corporation, Freescale Semiconductor, Inc., Intel Corporation and Marvell Technology Group Ltd. Most of these competitors offer products that differ in functionality and processing speeds and address some or all of our four target end markets. In the datacenter server markets, we consider our competition to be Applied Micro Circuits Corporation and Intel Corporation.

In the embedded commercial Linux operating system and professional services markets, we consider the primary competitors for our software products to be Wind River Systems, Inc., a subsidiary of Intel Corporation, and, to a lesser extent, Canonical Programming, Inc. and Mentor Graphics Corporation.

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

Revenue by Reportable Segment

Our consolidated revenue for 2013, 2012 and 2011 amounted to $304.0 million, $235.5 million and $259.2 million, respectively. We operate as one reportable segment beginning in the first quarter of 2013. See related discussions in Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Employees

As of end of 2013, we had 830 regular employees located in the United States, India and other countries in Asia and Europe, which was comprised of: 54 employees in manufacturing and direct service operations, 615 in engineering, research and development, and 161 in sales, marketing and administrative. None of our employees is represented by a labor union and we consider current employee relations to be good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of February 24, 2014:

Name	Age	Position
Syed B. Ali	55	President, Chief Executive Officer, Director and Chairman of the Board of Directors
Arthur D. Chadwick	57	Vice President of Finance and Administration and Chief Financial Officer
Anil Jain	57	Corporate Vice President, IC Engineering
Vincent P. Pangrazio	50	Senior Vice President, General Counsel and Corporate Secretary

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

Vincent P. Pangrazio has served as our Senior Vice President and General Counsel since March 2011. He was appointed as the Corporate Secretary in 2013. Prior to joining us, from 2000 to 2011, Mr. Pangrazio was a partner in the business department at the law firm of Cooley LLP. From 1999 to 2000, Mr. Pangrazio served as Vice President and General Counsel for Women.com Networks, Inc., a network online site featuring content and services for women. From 1993 to 1999, Mr. Pangrazio was an associate in the business department at Cooley LLP. From 1985 to 1993, Mr. Pangrazio worked as an electrical engineer for the Los Angeles Department of Water and Power in the areas of power generation and distribution. Mr. Pangrazio received a BS degree in Electrical Engineering from Loyola Marymount University and received his J.D. degree from Loyola Law School.

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

We incurred a net loss attributable to the Company in the fourth quarter of 2011, and for each of the quarters since then through the second quarter of 2013. As of December 31, 2013, our accumulated deficit was $157.1 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that may require additional expenditures. As a result of these expenditures, we may not generate sufficient revenue to achieve profitability. Our revenue growth trend in 2013 may not be sustainable, and accordingly, we may incur losses in the future.

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

Factors that could cause our results to fluctuate include, among other things:

—	fluctuations in demand, sales cycles, product mix and prices for our products;
—

the variability in lead time between the time when a customer begins to design in one of our products and the time when the customer’s end system goes into production and they begin purchasing our products;

—	the forecasting, scheduling, rescheduling or cancellation of orders by our customers;
—	the timing of our new product introductions;
—	our dependence on a few significant customers, which may vary the size of their orders;
—	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, and with the experience and capabilities that we need;
—	our ability to successfully define, design and release new products in a timely manner that meet our customers’ needs;
—	changes in manufacturing costs, including wafer, test and assembly costs, mask costs, manufacturing yields and product quality and reliability;
—	the timing and availability of adequate manufacturing capacity from our manufacturing suppliers;

—	the timing of announcements by our competitors or us;
—	future accounting pronouncements and changes in accounting policies;
—	volatility in our stock price, which may lead to higher stock compensation expenses;
—	general economic and political conditions in the countries in which we operate or our products are sold or used;
—	costs associated with litigation, especially related to intellectual property; and
—	productivity and growth of our sales and marketing force.

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

The market for our products is highly competitive and we expect competition to intensify in the future. This competition could make it more difficult for us to sell our products, and result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share or expected market share, any of which would likely seriously harm our business, operating results and financial condition. For instance, semiconductor products have a history of declining prices as the cost of production is reduced. However, if market prices decrease faster than product costs, gross and operating margins can be adversely affected. Currently, in the enterprise, datacenter, service provider, and broadband and consumer markets we face competition from a number of established companies, including Broadcom Corporation, Freescale Semiconductor, Inc., Intel Corporation and Marvell Technology Group Ltd. In addition, in the datacenter server markets, we consider our competition to be Applied Micro Circuits Corporation and Intel Corporation.

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

In the embedded commercial Linux operating system and professional services markets, we consider the primary competitors for our software products to be Wind River Systems, Inc., a subsidiary of Intel Corporation, and, to a lesser extent, Canonical Programming, Inc. and Mentor Graphics Corporation.

We expect increased competition from other established and emerging companies both domestically and internationally. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties. If so, new competitors or alliances that include our competitors may emerge that could acquire significant market share. In the future, further development by our competitors, and development by our potential competitors, could cause our products to become obsolete. Our ability to compete depends on a number of factors, including:

—	our success in identifying new and emerging markets, applications and technologies and developing products for these markets;
—	our products’ performance and cost effectiveness relative to that of our competitors’ products;
—	our ability to deliver products in large volume on a timely basis at a competitive price;
—	our success in utilizing new and proprietary technologies to offer products and features previously not available in the marketplace;
—	our ability to recruit design and application engineers and sales and marketing personnel; and
—	our ability to protect our intellectual property.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 50.3%, 46.7% and 49.1% of our net revenue from our top five customers for 2013, 2012 and 2011, respectively. We received approximately 18.6%, 24.3% and 24.0% of our net revenue from Cisco Systems, Inc. for 2013, 2012 and 2011, respectively. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and that the portion of our revenues attributable to some of these customers may increase in the future. However, we may not be able to maintain or increase sales to some of our top customers for a variety of reasons, including the following:

—	our agreements with our customers do not require them to purchase a minimum quantity of our products;
—	some of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty; and
—	many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products.

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

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. Our competitiveness and future success depend on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost effective basis. A fundamental shift in technologies in any of our product markets could harm our competitive position within these markets. Our failure to anticipate these shifts, to develop new technologies or to react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and a loss of design wins to our competitors. The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as a variety of specific implementation factors, including:

—	timely and efficient completion of process design and transfer to manufacturing, assembly and test processes;
—	the quality, performance and reliability of the product; and
—	effective marketing, sales and service.

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

Because of the wide price differences among our processors, the mix and types of performance capabilities of processors sold affect the average selling price of our products and have a substantial impact on our revenue. Generally, sales of higher performance products have higher gross margins than sales of lower performance products. We currently offer both higher and lower performance products in our NITROX, OCTEON, ECONA, NEURON and PureVu product families. If the sales mix shifts towards lower performance, lower margin products, our overall gross margins will be negatively affected. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and as a result can negatively impact our financial results.

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

The reasons for this delay generally include the following elements of our product sales and development cycle timeline and related influences:

—	our customers usually require a comprehensive technical evaluation of our products before they incorporate them into their designs;
—	it can take from nine months to three years from the time our products are selected to commence commercial shipments; and
—	our customers may experience changed market conditions or product development issues.

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

We have international sales offices and research and development facilities and we conduct, and expect to continue to conduct, a significant amount of our business with companies located outside the United States, particularly in Asia and Europe. Even customers based in the United States often use contract manufacturers based in Asia to manufacture their systems, and it is the contract manufacturers that purchase products directly from us. As a result of our international focus, we face numerous challenges, including:

—	increased complexity and costs of managing international operations;

—	longer and more difficult collection of receivables;
—	difficulties in enforcing contracts generally;
—	geopolitical and economic instability and military conflicts;
—	limited protection of our intellectual property and other assets;
—	compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations;
—	trade and foreign exchange restrictions and higher tariffs;
—	travel restrictions;
—	timing and availability of import and export licenses and other governmental approvals, permits and licenses, including export classification requirements;
—	foreign currency exchange fluctuations relating to our international operating activities;
—	transportation delays and limited local infrastructure and disruptions, such as large scale outages or interruptions of service from utilities or telecommunications providers;
—	difficulties in staffing international operations;
—	heightened risk of terrorism;
—	local business and cultural factors that differ from our normal standards and practices;
—	differing employment practices and labor issues;
—	regional health issues and natural disasters; and
—	work stoppages.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. The failure of our patents and other intellectual property protections to adequately protect our technology might make it easier for our competitors to offer similar products or technologies, which would harm our business. We have been issued 61 patents in the United States and 30 patents in foreign countries and have an additional 121 patent applications pending in the United States and 49 patent applications pending in foreign countries as of end of 2013. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. From time to time we receive communications that allege we have infringed specified patents, trade secrets or other intellectual property rights owned by others. Any of these allegations, regardless of merit, could cause us to incur significant costs in responding to, defending and resolving these allegations. Any lawsuits resulting from these allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

—	stop selling products or using technology that contain the allegedly infringing intellectual property;
—	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others;
—	incur significant legal expenses;
—	pay substantial damages to a third-party if we are found to be infringing;
—	redesign those products that contain the allegedly infringing intellectual property; or
—	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.

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

Since May 2008, we have acquired two companies and acquired assets of, and assumed liabilities of, five other companies. We also made advances to a third-party company, which was considered a variable interest entity, for convertible notes receivable. We expect that we will in the future continue to acquire companies or assets of companies or invest in third-party companies that we believe to be complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market or application skills or enhancing and expanding our existing product lines. In connection with any such future acquisitions or investments, we may need to use a significant portion of our available cash, issue additional equity securities that would dilute current stockholders’ percentage ownership and incur substantial debt or contingent liabilities. These actions could adversely impact our operating results and the market price of our common stock. In addition, acquisitions of companies exposes us to risks, including:

—	difficulties may occur in assimilating and integrating the operations, personnel, technologies, and products of acquired companies or businesses;
—	key personnel of an acquired company may decide not to work for us;
—	to the extent we acquire a company with existing products; those products may have lower gross margins than our customary products, which could adversely affect our gross margin and operating results;
—

if an acquired company also has inventory that we assume, we will be required to write up the carrying value of that inventory to fair value, and when that inventory is sold, the gross margins for those products will be reduced and our gross margins for that period would be negatively affected; and

—

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

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In the fourth quarter of 2012, we recorded goodwill and intangible asset impairment charges of $27.7 million and $5.6 million, respectively.

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

Although we use standardized agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we might negotiate and revise terms and conditions of these standardized agreements, particularly in multi-element license and services transactions. As we increase our transactions to more complex multi-element transactions, negotiation of mutually acceptable terms and conditions may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with the guidance as provided under multiple element arrangements; however, bigger and more complex, multi-element transactions may require additional accounting analysis to account for them accurately. Errors in such analysis in any period could lead to unanticipated changes in our revenue accounting practices and may affect the timing of revenue recognition, which could adversely affect our financial results. If we later discover that we have interpreted and applied revenue recognition rules differently than prescribed by generally accepted accounting principles in the U.S., we could be required to devote significant management resources, and incur the expense associated with an audit, restatement or other examination of our financial statements.

Features of debt financings of a variable interest entity that is included in our consolidated financial statements may create accounting charges that could reduce profitability.

As of December 31, 2013, we made cash advances of $5.0 million under four convertible notes receivable with a variable interest entity, or VIE. We concluded that we are the primary beneficiary of the VIE due to our involvement with the VIE and our purchase option to acquire the assets of the VIE and therefore we have included the accounts of the VIE in our consolidated financial statements.  As of December 31, 2013, in addition to the cash advances of $5.0 million from us the VIE received $11.6 million from third party investors for several convertible notes receivable. In addition, a third party investor exchanged its convertible note with a principal amount of $1.4 million and invested additional cash of $1.5 million with the VIE for a $2.9 million convertible security. All of the convertible notes contain a convertible feature in the event of a qualified equity financing of the VIE as defined in the convertible notes. In the event of a corporate transaction, as defined in the convertible notes, the holders of the convertible notes will be entitled to receive the principal of the notes plus a fixed return on their investment. The convertible equity security has the same features as the convertible notes, which the exception of the requirement for repayment and interest. The Company determined that for accounting purposes, the convertible security has derivative features. All of the convertible notes and the derivative feature of the convertible security are presented at fair value in our consolidated financial statements following the authoritative guidance of fair value measurement and disclosure. Therefore, we estimate the fair value of the convertible notes and the derivative feature of the convertible security at each reporting period. The assumptions used in the fair value estimate include the probability of a qualified equity financing or a corporate transaction for the VIE. The assumptions used in the fair value estimate are based, in part, on significant uncertainties, are difficult to predict and could differ materially in the future. The fair value of the convertible notes and derivative feature of the convertible security could increase to up to two times the principal amount and the accrued interest of the convertible notes and the principal amount of the convertible security in future reporting periods which would require us to record expense in our consolidated financial statements, which could reduce our profitability. The VIE may issue additional convertible notes on the same terms in the future, which could increase the expense we would have to record in our consolidated financial statements, which could reduce our profitability.

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

Any significant change in our future effective tax rates could adversely impact our consolidated financial position, results of operations and cash flows. Our future effective tax rates may be adversely affected by a number of factors including:

—	changes in tax laws in the countries in which we operate or the interpretation of such laws;
—	increase in expenses not deductible for tax purposes;
—	changes in share-based compensation expense;
—	change in the mix of income among different taxing jurisdictions;
—	audit examinations with adverse outcomes;
—	changes in generally accepted accounting principles; and
—	our ability to use tax attributes such as research and development tax credits and net operating losses.

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

We assessed that it was more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance on our federal and state deferred tax assets during the fourth quarter of 2012 and continue to maintain a valuation allowance on our federal and state deferred tax assets at the end of 2013.

Risks Related to our Common Stock

The market price of our common stock may be volatile, which could cause the value of your investment to decline.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through December 31, 2013, our stock price has fluctuated from a low of $7.61 to a high of $47.60. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

—	quarterly variations in our results of operations or those of our competitors;
—	general economic conditions and slow or negative growth of related markets;
—	announcements by us or our competitors of design wins, acquisitions, new products, significant contracts, commercial relationships or capital commitments;
—	our ability to develop and market new and enhanced products on a timely basis;
—	commencement of, or our involvement in, litigation;
—	disruption to our operations;
—	the emergence of new sales channels in which we are unable to compete effectively;
—	any major change in our board of directors or management;
—	changes in financial estimates including our ability to meet our future revenue and operating profit or loss projections;
—	changes in governmental regulations; and
—	changes in earnings estimates or recommendations by securities analysts.

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

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

—	the division of our board of directors into three classes;
—	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or due to the resignation or departure of an existing board member;
—	the prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
—	the requirement for the advance notice of nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;
—	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;
—

the ability of the board of directors to issue, without stockholder approval, up to 10,000,000 shares of preferred stock with terms set by the board of directors, which rights could be senior to those of our common stock;

—	the elimination of the rights of stockholders to call a special meeting of stockholders and to take action by written consent in lieu of a meeting;
—

the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors and the inability of stockholders to take action by written consent in lieu of a meeting; and

—	the required approval of at least a majority of the shares entitled to vote at an election of directors to remove directors without cause.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive office is located in a leased facility in San Jose, California, consisting of approximately 113,400 square feet of office space under lease that expires in October 2022. This facility accommodates our principal software engineering, sales, marketing, operations and finance and administrative activities. We also signed a new lease agreement in November 2013 to lease approximately 110,900 square feet in the building adjacent to our current principal executive office commencing on the earlier of October 1, 2014 or the date we begin to conduct our business within any portion of the leased facility and ending ninety six (96) months thereafter.

We also currently occupy a space in Marlborough, Massachusetts, consisting of approximately 55,000 square feet, which we will extend by approximately 42,200 additional square feet beginning June 2015, of office space under a lease that expires in November 2020. This accommodates a portion of our product design team. Internationally, we lease offices in Hyderabad, Chennai and Bangalore, India pursuant to leases agreements, which accommodate a portion of our product design team. In addition, we lease office spaces that are not considered principal offices in Beijing and Shanghai, China; Hsin-Chu, Taiwan; Singapore; and Madrid, Spain, which accommodate our product design teams, as well as other operations and administrative activities.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been quoted on The NASDAQ Global Select Market under the symbol “CAVM” since our initial public offering on May 2, 2007. Prior to that time, there was no public market for our common stock. As of February 18, 2014, there were approximately 53 holders of record (not including beneficial holders of stock held in street names) of our common stock.

The following table sets forth for the indicated periods the high and low closing sales prices of our common stock as reported by The NASDAQ Global Select Market.

	2013		2012
	High	Low	High	Low
Fourth quarter	$41.79	$33.34	$35.53	$29.90
Third quarter	41.20	34.99	36.20	23.14
Second quarter	37.82	29.60	30.57	22.65
First quarter	39.39	30.96	37.71	29.10

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

Stock Performance Graph(1)

The following line graph compares the yearly percentage change in the cumulative total stockholder return on our common stock against the total cumulative return of (i) the NASDAQ Composite Index and (ii) Standard and Poors, or S&P, Semiconductor Select Industry Index for the last five years. This graph assumes the investment of $100,000 on December 31, 2008, in our common stock or indexes and assumes the reinvestment of dividends, if any. The stockholder return shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Cavium, Inc.	$226.7	$358.5	$270.5	$297.0	$328.4
Nasdaq Composite Index	143.9	168.2	165.2	191.5	264.8
S&P Semiconductor Index	197.3	226.6	183.7	187.2	253.5

(1)This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Cavium under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended December 31, 2013, 2012 and 2011, and the summary consolidated balance sheet data as of December 31, 2013 and 2012, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2010 and 2009, and the summary consolidated balance sheet data as of December 31, 2011, 2010 and 2009, are derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenue	$303,993	$235,480	$259,205	$206,500	$101,214
Cost of revenue	114,679	102,602	104,281	79,487	51,112
Gross profit	189,314	132,878	154,924	127,013	50,102
Operating expenses:
Research and development	134,596	109,943	92,197	60,602	42,682
Sales, general and administrative	64,088	71,794	66,771	55,303	28,651
Goodwill impairment	-	27,680	-	-	-
Total operating expenses	198,684	209,417	158,968	115,905	71,333
Income (loss) from operations	(9,370)	(76,539)	(4,044)	11,108	(21,231)
Other income (expense), net:
Interest expense	(1,502)	(646)	(229)	(405)	(244)
Other, net	(879)	(157)	(179)	(1,004)	330
Total other income (expense), net	(2,381)	(803)	(408)	(1,409)	86
Income (loss) before income taxes	(11,751)	(77,342)	(4,452)	9,699	(21,145)
Provision for (benefit from) income taxes	1,937	36,321	(4,485)	(27,425)	249
Net income (loss)	(13,688)	(113,663)	33	37,124	(21,394)
Net loss attributable to non-controlling interest	(10,723)	(1,031)	-	-	-
Net income (loss) attributable to the Company	$(2,965)	$(112,632)	$33	$37,124	$(21,394)

Earnings per share attributable to the Company:
Net income (loss) per common share, basic	$(0.06)	$(2.26)	$0.00	$0.83	$(0.52)
Shares used in computing basic net income (loss) per common share	51,596	49,886	48,311	44,740	41,435
Net income (loss) per common share, diluted	$(0.06)	$(2.26)	$0.00	$0.77	$(0.52)
Shares used in computing diluted net income (loss) per common share	51,596	49,886	50,771	48,235	41,435

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$127,763	$76,784	$63,225	$90,673	$58,918
Working capital	151,071	109,682	111,427	117,872	65,897
Total assets	367,985	331,504	360,257	291,620	199,795

Capital lease and technology license obligations	33,395	41,332	7,104	11,044	9,012
Notes payable and other	13,512	5,012	-	-	-
Other non-current liabilities	4,275	4,391	8,708	8,309	2,569
Common stock and additional paid-in capital	443,641	398,184	352,153	276,103	234,990
Total stockholders’ equity attributable to the Company	286,584	244,092	310,693	234,610	156,373

The selected consolidated financial data presents financial information in the relevant periods for the acquisition of Star Semiconductor Corporation in August 2008, W&W Communications in December 2008, MontaVista Software, Inc. in December 2009, Celestial Systems, Inc. in October 2010, Wavesat Inc. in January 2011 and Celestial Semiconductor, Ltd. in March 2011.  Further, in 2012, the Company began consolidating the financial statements of a variable interest entity. See Note 5 of Notes to Consolidated Financial Statements for further discussions of recent acquisitions and divestitures.

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

Following summarizes our product timeline introduction throughout the period:

Timeline		History
2000 through 2003	—	We were incorporated and commenced product development.
	—	We began shipping NITROX security processors commercially.
2004	—	We introduced and commenced commercial shipments of NITROX Soho.
2006	—	We commenced our first commercial shipments of OCTEON multi-core processors.
2007	—	We introduced our new line of OCTEON based storage services processors designed to address the specific needs in the storage market, as well as other new products in the OCTEON and NITROX families.
2008	—	We expanded our OCTEON and NITROX product families with new products including wireless services processors to address the needs for wireless infrastructure equipment.
2009	—	We announced the OCTEON II Internet Application Processor, or IAP, family multi-core MIPS64 processors.
	—	We acquired MontaVista Software, Inc. in December 2009. This acquisition complemented our broad portfolio of multi-core processors to deliver integrated and optimized embedded solutions to the market.
2010	—

We announced the next generation NITROX III, a processor family with 16 to 64-cores that delivers security and compression processors for application delivery, cloud computing and wide area network optimization.

2011	—

We introduced NEURON, a new search processor product family that targets a wide range of high performance, L2-L4 network search applications in enterprise and service provider infrastructure equipment.

—

We also introduced another new product family, the OCTEON Fusion, a single chip SoCs with up to 6x MIPS64 cores and up to 8x LTE/3G baseband DSP cores which enable macro base station class features for small cell base stations.

2012	—

We introduced OCTEON III, Cavium’s 48-core 2.5GHz multi-core processor family that can deliver up to 100Gbps of application processing, up to 120GHz of 64-bit compute processing per chip and can be connected in multi-chip configurations.

	—	We announced Project Thunder, the development of a new family of 64-bit ARMv8 scalable multi-core processors for cloud and datacenter applications.
2013	—

We introduced the LiquidIO family of 10 Gigabit Server Adapters which provide high-performance, programmable adapter platform to enable software defined networks for cloud service providers and datacenters.

The following summarizes our acquisitions in the last five years:

•

In August 2008 we acquired substantially all of the assets of Star Communications, Inc. With the acquisition of Star, we added the Star ARM-based processors to our portfolio to address connected home and office applications and introduced our ECONA line of dual-core ARM processors that address a variety of connected home and office applications.

•

We acquired W&W Communications, Inc. in December 2008. This acquisition launched us into the video processor market with our PureVu product line. These products address the need for video processing in wireless displays, teleconferencing, gaming and other applications.

•	We acquired MontaVista Software, Inc. in December 2009. This acquisition complemented our broad portfolio of multi-core processors to deliver integrated and optimized embedded solutions to the market.
•

We acquired Celestial Systems, Inc. in October 2010. With the acquisition of Celestial Systems, we gained additional professional services such as Digital Media product development and Android commercialization and support.

•

We completed the acquisition of substantially all of the assets and assumed certain liabilities of Wavesat Inc. in January 2011. This acquisition added multicore wireless digital system processing to our embedded processor product line.

•

We completed the acquisition of substantially all of the assets and assumed certain liabilities of Celestial Semiconductor, Ltd. in March 2011. With the acquisition of Celestial Semiconductor, we added capabilities to enable a processor family targeted for the large and growing market of converged media, gateway and wireless display applications.

Since inception, we have invested heavily in new product development and our net revenue has grown from $7.4 million in 2004 to $304.0 million in 2013 driven primarily by demand in the enterprise network and data center markets and increased demand in the broadband and consumer markets. We expect sales of our products for use in the enterprise network and data center markets to continue to represent a significant portion of our revenue in the foreseeable future, however, we do expect growth in the broadband and consumer as well as the access and servicer provider markets.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if the changes in estimate that are reasonably likely to occur could materially impact the financial statements. Our management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. See Note 1 of Notes to Consolidated Financial Statements for a more comprehensive discussion of our significant accounting policies. We believe the following critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements:

—	revenue recognition;
—	stock-based compensation;
—	inventory valuation;
—	accounting for income taxes;
—	mask costs;
—	business combinations; and
—	valuation of goodwill and purchased intangible assets and related estimated useful lives of intangible assets.

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

Stock-Based Compensation

We apply the fair value recognition provisions of stock-based compensation. The stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as compensation expense net of an estimated forfeiture rate over the vesting period. We use the closing trading price of our common stock on the date of grant as the fair value of awards of restricted stock units. We use the Black-Scholes option-pricing model to determine the fair value of stock options, which require various subjective assumptions, such as expected volatility, expected term and the risk-free interest rates. For options granted prior to 2012, we based the expected volatility of common stock at the date of grant on reported market value data of a group of publicly traded companies, which were selected from certain market indices, that we believed was relatively comparable after consideration of their size, stage of life cycle, profitability, growth, and risk and return of investments. Further, we estimated the expected term using the simplified method as permitted by the provisions on stock-based compensation. Since our stock has been publicly traded since May 2007, we deemed that we have sufficient trading history to use the historical volatility for option grants beginning in the first quarter of 2012. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates and judgment.

Inventory Valuation

Inventory is carried at cost except where we make provision for excess and obsolete inventory based on its age and forecasted demand, generally over a 12 month period. Demand is impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require management to make estimates that may include uncertain elements. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our cost of goods sold in previous periods and would be required to recognize additional gross margin at the time the related inventory is sold. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our results of operations.

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

In the fourth quarter of 2012, we assessed that it is more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance on our federal and state deferred tax assets. We continue to maintain a valuation allowance on our federal and state deferred tax assets at the end of 2013. See “Results of Operations” below for a more detailed discussion.

Mask Costs

We incur costs for the fabrication of masks used by our contract manufacturers to manufacture wafers that incorporate our products. We capitalize the costs of fabrication masks that are reasonably expected to be used during production manufacturing. These amounts are included within property and equipment and are depreciated over a period of 12 to 24 months to cost of revenue. If we do not reasonably expect to use the fabrication mask during production manufacturing, we expense the related mask costs to research and development in the period in which the costs are incurred.

Business Combinations

We account for business combinations using the purchase method of accounting. We determine the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with the guidance provided under business combinations, we allocate the purchase price of business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process research and development, or IPR&D, based on their estimated fair values. We record the excess purchase price over those fair values as goodwill. Management’s valuation of acquired net assets requires significant estimates, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets includes future expected cash flows from customer contracts, customer lists, and distribution agreements and acquired developed technologies, expected costs to develop IPR&D into commercially viable products, estimated cash flows from projects when completed and discount rates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. We expense acquisition-related costs, including advisory, legal, accounting, valuation and other costs, in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Valuation of Goodwill and Purchased Intangible Assets

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

In addition to the goodwill impairment test, we also perform an impairment review of finite-lived intangible assets whenever events or changes in business circumstances indicate the carrying amount of the assets (or asset group) may not be fully recoverable. Whenever events or changes in circumstances suggest that the carrying amount of the finite-lived intangible assets may not be recoverable, we estimate the future cash flows expected to be generated by the asset (or asset group) from its use or eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets (or asset group), we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the grouping of assets and forecasts of future operating results that are used in the impairment analysis.

No impairment charge was recorded in 2013 resulting from the annual goodwill impairment and impairment review of finite-lived intangible assets. In 2012, we recorded goodwill and intangible asset impairment charges of $27.7 million and $5.6 million, respectively. See “Results of Operations” below for a more detailed discussion on goodwill impairment.

Results of Operations

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net revenue	$303,993	$235,480	$259,205
Cost of revenue	114,679	102,602	104,281
Gross Profit	$189,314	$132,878	$154,924
Gross Margin	62.3%	56.4%	59.8%

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

Cisco Systems, Inc. accounted for 18.6%, 24.3% and 24.0% of our net revenue for 2013, 2012 and 2011, respectively. No other customer accounted for more than 10% of our revenues for 2013, 2012 or 2011.

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. We have an existing agreement with a distributor to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to this distributor, we defer revenue and costs until products are sold to its end customers. For 2013, 2012 and 2011, 6.4%, 5.7% and 6.2%, respectively, of our net revenues were from products sold by this distributor. Revenue recognition depends on notification from this distributor that product has been sold to its end customers.

We use our distributors, other than the distributor discussed above, primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through these distributors accounted for 28.6%, 27.6% and 25.0% of net revenue for 2013, 2012 and 2011, respectively. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

The following table is based on the geographic location of our customers including the original equipment manufacturers, contract manufacturers or the distributors who purchased our products and services. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods presented were:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
United States	$90,537	$66,839	$82,277
China	77,965	65,898	75,390
Korea	30,003	16,899	12,776
Mexico	22,572	9,954	2,962
Finland	17,767	2,399	4,640
Taiwan	26,023	25,204	31,264
Japan	9,231	15,820	14,377
Malaysia	14,789	16,021	16,871
Other countries	15,106	16,446	18,648
Total	$303,993	$235,480	$259,205

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

We use third-party foundries and assembly and test contractors, which are primarily located in Asia, to manufacture, assemble and test our semiconductor products. We purchase processed wafers on a per wafer basis from our fabrication suppliers, which are currently Samsung, with the remaining manufacturing outsourced to TSMC, Global Foundries, and Fujitsu. We also outsource the sort, assembly, final testing and other processing of our product to third-party contractors, primarily ASE Electronics in Taiwan, Malaysia and Singapore, as well as ISE Labs, Inc., in the United States. We negotiate wafer fabrication on a purchase order basis. There are no long-term agreements with any of these third-party contractors. A significant disruption in the operations of one or more of these third-party contractors would impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition and results of operations.

Cost of revenue also includes amortized costs of certain identifiable intangible assets from our business acquisitions to the extent those identifiable intangible assets are directly associated with cost of revenue. The total amortization expense from intangible assets acquired from business acquisitions included in cost of revenue was $6.3 million, $8.0 million and $8.5 million for 2013, 2012 and 2011, respectively.

We also incur costs for the fabrication of masks used by our contract manufacturers to manufacture wafers that incorporate our products. During 2013, 2012 and 2011, we capitalized $3.6 million, $4.8 million and $5.1 million, respectively, of mask costs. As our product processes continue to mature and as we develop more history and experience, we expect to capitalize most or all of our mask costs in the future. We amortize the cost of fabrication masks that we reasonably expect to use for production manufacturing over 12 to 24 month period. Total amortized expenses for the masks included in cost of revenue were $4.5 million, $4.2 million and $3.3 million for 2013, 2012 and 2011, respectively. The unamortized balance of capitalized mask costs at end of 2013 and 2012 was $2.3 million and $3.3 million, respectively.

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

Research and Development Expenses. Research and development expenses primarily include personnel costs, engineering design development software and hardware tools, allocated facilities expenses and depreciation of equipment used in research and development and stock-based compensation. We expect research and development expenses to continue to increase in total dollars to support the development of new products and improvement of existing products. Additionally, as a percentage of revenue, these costs fluctuate from one period to another. Total research and development expenses for the periods presented were:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Research and development expenses	$134,596	$109,943	$92,197
Percent of total net revenue	44.3%	46.7%	35.6%

Sales, General and Administrative Expenses. Sales, general and administrative expenses primarily include personnel costs, accounting and legal fees, information systems, sales commissions, trade shows, marketing programs, depreciation, allocated facilities expenses and stock-based compensation. We expect sales, general and administrative expenses to increase in absolute dollars to support our growing sales and marketing activities resulting from our expanded product portfolio. Total sales, general and administrative costs for the periods presented were:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Sales, general and administrative expenses	$64,088	$71,794	$66,771
Percent of total net revenue	21.1%	30.5%	25.8%

Goodwill impairment. Goodwill impairment charge for the periods presented was:

	Year Ended December 31,
	2013	2012	2012
	(in thousands)
Goodwill impairment	$-	$27,680	$-
Percent of total net revenue	0.0%	11.8%	0.0%

Other income (expense), net. Other income (expense), net primarily includes interest income on cash and cash equivalents, foreign currency gains and losses, financing expenses, interest expense associated with capital lease and technology license obligations and interest expense associated with the notes payable of the VIE. Total other income (expense), net for the periods presented was:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Interest expense	$(1,502)	$(646)	$(229)
Other, net	(879)	(157)	(179)
Total other expense, net	$(2,381)	$(803)	$(408)

Provision for (benefit from) Income Taxes. The provision for (benefit from) income taxes and the effective tax rates for the periods presented were:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Loss before income taxes	$(11,751)	$(77,342)	$(4,452)
Provision for (benefit from) income taxes	1,937	36,321	(4,485)
Effective tax rate	-16.5%	-47.0%	100.7%

Fiscal 2013 Compared to Fiscal 2012

Net Revenue. Our net revenue in 2013 increased by $68.5 million or 29.1% compared to 2012. The increase in net revenue was attributable mainly to the increase in sales in our enterprise network; data center and access and service provider markets, combined of $75.4 million which was partially offset by the decrease in sales in our broadband and consumer market of $6.9 million. The overall increase in sales in our enterprise networks; data center; and access and service provider markets and the decrease in sales of our broadband and consumer market were mainly due to the fluctuation in demand for our products in those respective markets, as a result of the timing of our customers’ volume production of our design wins.

Cost of revenue and Gross Margin. Cost of revenue increased in 2013 by $12.1 million or 11.8% compared to 2012 primarily due to the increase in net revenue. Gross margin increased by 5.9 percentage point from 56.4% in 2012 to 62.3% in 2013. The increase in the overall gross margin was mainly due to overall increases in revenue and shifts of product sales mix of our semiconductor products as we sold more of our higher performance products, which yield higher gross margins compared to our lower performance products. In addition, during the first quarter of 2012, we wrote-down certain Celestial product inventories of approximately $4.8 million which resulted in a lower gross margin in 2012. During the second quarter of 2013, we incurred a $3.9 million inventory write-down associated with discontinued consumer products. This inventory write-down in 2013 partially offset the increases in gross margin for 2013 compared to 2012 discussed above.

Research and Development Expenses. Research and development expenses increased by $24.7 million or 22.4% in 2013 compared to 2012. Research and development expense in 2013 and 2012 included $15.1 million and $4.1 million, respectively, from a variable interest entity, or VIE. The remaining research and development expense increased by $13.6 million or 12.9% in 2013 compared to 2012. The increase was mainly due to increase in salaries and employee benefits of $6.0 million mainly due to the increase in research and development headcount. Depreciation and amortization expense also increased by $5.5 million as a result of accelerated amortization of certain consumer product related intangible assets and increase in purchased technology licenses used for research and development projects. The other increase of $2.1 million was due to an increase in stock-based compensation and related taxes, facilities expense, design tools and other miscellaneous research and development, as a result of the increase in research and development activities to support the development of our new products. Research and development headcount was 615 at end of 2013 compared to 528 at end of 2012.

Sales, General and Administrative Expenses. Sales, general and administrative expenses decreased by $7.7 million or 10.7% in 2013 compared to 2012. Salaries and employee benefits and stock-based compensation and related taxes, combined, decreased by $7.4 million due to the decrease in the average headcount throughout the year and reduced number of option and restricted stock unit grants. Total restructuring related cost associated with severance payments to certain employees remained flat in 2013 compared to 2012. In 2012, we recorded charges of $2.7 million loss on disposition of certain consumer product assets and write-down IPR&D and certain intangible assets of $5.6 million. In 2013, we recorded credits of $0.7 million associated with the gain on sale of held for sale assets and $1.0 million installment payments received for the sale of certain consumer product assets. The decrease in sales, general and administrative expenses for 2013 compared to 2012 discussed above was partially offset by lower expense in 2012 resulting from a credit associated with the proceeds from settlement of an escrow claim from the acquisition of Celestial Semiconductor of $4.4 million. In addition, in 2013, we recorded a contractual settlement to a customer of MontaVista of approximately $1.3 million. Further, depreciation and amortization expense increased by $3.0 million in 2013 compared to 2012 as a result of the accelerated amortization of certain intangible asset from business combination. Other sales, general and administrative expenses increased by $1.1 million mainly due to the increase in outside services, facilities expense and marketing related expenses. Sales, general and administrative headcount was 161 at end of 2013 compared to 167 at end of 2012.

Goodwill impairment. We review goodwill for impairment annually at the beginning of the fourth calendar quarter and whenever events or changes in circumstances would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. For the annual goodwill impairment analysis performed in the fourth quarter of 2012, we had two reporting units, the semiconductor products unit and the software and services unit. The result of the impairment test showed that goodwill impairment did not exist in our semiconductor products unit due to a significant excess of the fair value over the carrying value of the reporting unit. We however determined that goodwill impairment existed in our software and services unit and as such, we recorded a $27.7 million goodwill impairment charge in the fourth quarter of 2012.

During the first quarter of 2013, due to the sale of certain assets of MontaVista and the reorganization of resources, we changed how we manage and operate our business which resulted in the combination of semiconductor products and software and services into one reporting unit. Due to the change in the reporting unit structure, we performed a qualitative assessment of the goodwill at the company level as a whole in the first quarter of 2013 and concluded that it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying amount. The annual goodwill impairment analysis performed in the fourth quarter of 2013 did not result in an impairment charge.

Other Income (Expense), Net. Other income (expense), net, increased by $1.6 million in 2013 compared to 2012. The increase was due to the increase in interest expense of $0.9 million associated with long-term capital and technology license obligations and notes payable of the VIE, and higher other, net expenses of $0.7 million mainly due to foreign exchange losses resulting from balance sheet remeasurement.

Provision for (Benefit from) Income Taxes. The provision for income taxes for 2013 was primarily related to foreign tax rate differential and increase in indefinite-lived intangible related deferred tax liability. The difference between the benefit from income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision for income taxes recorded for 2013 was primarily attributable to the impact of losses that are not benefited, the difference in foreign tax rates and increase in indefinite lived intangible related deferred tax liability. The provision for income taxes for 2012 was primarily related to the establishment of valuation allowance against our federal and state net deferred tax assets. The need for valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of our net deferred tax assets during the fourth quarter of 2012, we determined that it was more-likely-than-not we would not realize the full value of our federal and state deferred tax assets. Negative evidence includes a three year cumulative loss in United States jurisdiction and impairment of goodwill during the fourth quarter of 2012, which was a new significant event that led to reevaluation of our position on valuation allowance. We made the same assessment throughout 2013 and continue to believe that it is more-likely-than-not that we would not realize the full value of our federal and state deferred tax assets. As such, we determined that as of end of 2012 and 2013, a full valuation allowance is required on our net federal and state deferred tax assets. In all other jurisdictions with deferred tax assets, we had cumulative positive earnings in recent years which are verifiable and therefore heavily weighted such that these deferred tax assets did not require a valuation allowance.

On January 2, 2013, the President of the United States of America signed into law The American Taxpayer Relief Act of 2012, or ATRA. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through end of 2011. The ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. The benefit of the reinstated credit did not impact the consolidated statement of operations in the period of enactment, which was the first quarter of 2013, as the research and development credit carryforwards are offset by a full valuation allowance.

On September 13, 2013, the Treasury Department and the Internal Revenue Service released final regulations and re-proposed regulations (collectively, the “2013 Regulations”) that provide guidance with respect to sections 162(a), 263(a), and 168 of the Internal Revenue Code of 1986. The 2013 Regulations are generally effective for taxable years beginning on or after January 1, 2014, although earlier adoption is permitted. We do not expect any significant impact, especially in light of the full valuation allowance on our federal and state net deferred tax assets as of end of 2013.

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

Cost of Revenue and Gross Margin. Cost of revenue decreased in 2012 by $1.7 million or 1.6% compared to 2011 primarily due to the decrease in net revenue. Gross margin decreased by 3.4 percentage points from 59.8% in 2011 to 56.4% in 2012. The decrease in the overall gross margin was mainly due to overall decreases in revenue and shifts of product sales mix of our semiconductor products as we sold more of our lower performance products, which yield lower gross margins compared to our higher performance products. In addition, contributing to the overall decrease in gross margin in 2012 compared to 2011 was the write-downs of Celestial product inventories of approximately $4.8 million during the first quarter of 2012.

Research and Development Expenses. Research and development expenses increased by $17.7 million, or 19.2%, in 2012 compared to 2011. Our research and development expense in 2012 included $4.1 million from a variable interest entity, or VIE, and the remaining research and development expense increase of $13.6 million or 14.8% compared to 2011 was partly due to higher salaries and benefit expenses of $3.8 million and stock-based compensation expenses and related taxes of $2.7 million as a result of an increase in average headcount throughout the year and additional expense associated with stock option and restricted stock unit grants. In addition, depreciation and amortization expense increased by $4.7 million as a result of an increase in purchased technology licenses used for research and development projects. Outsourced product development cost also increased by $1.8 million as well as facilities expense, design tools and other miscellaneous research and development expenses, combined of $0.6 million, as a result of the increase in research and development activities to support the development of our new products. Research and development headcount increased to 528 at end of 2012 from 526 at the end of 2011.

Sales, General and Administrative Expenses. Sales, general and administrative expenses increased by $5.0 million, or 7.5%, in 2012 compared to 2011. The increase was mainly due to higher expenses in 2012 associated with certain charges related to loss on disposition of certain consumer product assets of $2.7 million, and higher intangible impairment of 2.1 million, which were partly offset by credit associated with the proceeds from settlement of an escrow claim of $4.4 million. Contributing to higher sales, general and administrative expenses in 2012 compared to 2011 was also the credits in 2011 related to the change in contingent earn-out consideration of $4.6 million and the release of the assumed liability from business acquisition of $1.2 million. In addition, stock-based compensation expense and related taxes increased by $2.6 million in 2012 compared to 2011 as a result of additional expense associated with option and restricted unit grants and vesting acceleration of certain option grants. The total restructuring related cost associated with severance payments to certain employees and excess facility related costs increased by $0.2 million in 2012 compared to 2011. The increase in total sales, general and administrative expenses as discussed above was partially offset by the decrease in salaries and employee benefits of $2.6 million in 2012 as a result of the decrease in headcount and lower outside services of $1.7 million due to the timing of when the costs were incurred generally related to acquisition of businesses. Sales, general and administrative headcount decreased to 167 at end of 2012 from 187 at end of 2011.

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

Other Income (Expense), Net. Other income (expense), net, increased by $0.4 million in 2012 compared to 2011. The increase was primarily due to higher interest expense associated with long-term capital lease payable, which was partially offset by lower other expenses, net mainly from lower foreign exchange losses resulting from balance sheet remeasurement.

Provision for (Benefit from)Income taxes. Provision for income taxes was $36.3 million in 2012 compared to benefit from income taxes of $4.5 million in 2011. The provision for income taxes for 2012 was primarily related to the establishment of valuation allowance against our federal and state net deferred tax assets. The need for valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of our net deferred tax assets during the fourth quarter of 2012, we determined that it was more-likely-than-not we would not realize the full value of our federal and state deferred tax assets. Negative evidence includes a three year cumulative loss in United States jurisdiction and $27.7 million impairment of goodwill during the fourth quarter of 2012, which was a new significant event that led to reevaluation of our position on valuation allowance. As such, we determined that as of December 31, 2012, a full valuation allowance is required on our net federal and state deferred tax assets. In all other jurisdictions with deferred tax assets, we had cumulative positive earnings in recent years which are verifiable and therefore heavily weighted such that the remaining deferred tax assets did not require a valuation allowance. The benefit from income taxes for 2011 was primarily related to the federal research and development credits and stock-based compensation related to the joint research and development arrangement with our foreign affiliate, partially offset by the foreign rate differential due to foreign loss being tax benefited at lower rates than the U.S. statutory rate.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of $127.8 million and net accounts receivable of $43.6 million. This compares to cash and cash equivalents of $76.8 million and net accounts receivable of $33.6 million at December 31, 2012.

Following is a summary of our working capital and cash and cash equivalents as of the periods presented:

	As of December 31,
	2013	2012
	(in thousands)
Working capital	$151,071	$109,682
Cash and cash equivalents	127,763	76,784

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$55,834	$28,293	$25,655
Net cash used in investing activities	(8,289)	(18,081)	(49,274)
Net cash provided by (used in) financing activities	3,434	(3,347)	(3,829)

Cash Flows from Operating Activities

Net cash flows from operating activities increased by $27.5 million from $28.3 million in 2012 to $55.8 million in 2013. Total cash inflow from net loss, net of non-cash items in 2013 and 2012 were $61.0 million and $27.3 million, respectively. The increase resulted mainly from higher net revenue which generated higher income from operations. Changes in assets and liabilities resulted in net cash outflow of $5.1 million in 2013 compared to a cash inflow of $1.0 million in 2012. The significant changes in assets and liabilities in 2013 were higher accounts receivable resulting from higher revenue, lower inventories due to the timing of inventory build-up, lower deferred revenue as a result of lower subscription licenses and professional services billings to customers and higher accounts payable due to the timing of payments to the vendors. The significant changes in assets and liabilities for 2012 were mainly due to higher accounts payable due to the timing of payments to vendors, higher deferred revenue due to the timing of subscription licenses and professional services billings to customers and lower accounts receivable due to the timing of product shipments and billings and increased collection efforts from the customers. Inventories increased mainly as a result of the inventory build-up in anticipation of the projected future customer demands.

Net cash flows from operating activities increased by $2.6 million from $25.7 million in 2011 to $28.3 million in 2012. Total cash inflow from net income (loss), net of non-cash expenses in 2012 and 2011 were $27.3 million and $50.9 million, respectively. The decrease resulted mainly from lower net revenue which generated lower income from operations. Changes in assets and liabilities generated net cash inflow of $1.0 million in 2012 compared to a net cash outflow of $25.2 million in 2011. See related discussions on significant changes in assets and liabilities for 2012 above. The significant changes in assets and liabilities in 2011 were mainly due to higher accounts receivable as a result of higher net revenue and the timing of collection, lower accounts payable as a result of timing of payments to vendors, lower deferred revenue due to the timing of subscription licenses and professional services billings to customers, and higher inventory as a result of the inventory build-up in anticipation of the projected future customer demands.

Cash Flows from Investing Activities

Net cash used in investing activities in 2013 was $8.3 million compared to $18.1 million in 2012. Net cash used in investing activities in 2013 resulted from the cash payments made to purchase intangible assets of $3.8 million and property and equipment of $8.8 million, which was partially offset by the cash proceeds received related to the sale of certain assets of MontaVista of $3.4 million and proceeds received from the disposition of certain consumer product assets of $1.0 million. Net cash used in investing activities in 2012 resulted from cash payments made to purchase property and equipment of $13.2 million and intangible assets of $4.9 million.

Net cash used in investing activities decreased by $31.2 million in 2012 compared to 2011 mainly due to the cash outflow from business acquisition of $30.8 million in 2011. Net cash used in investing activities in 2011 consists of cash paid for business acquisition of $30.8 million, purchases of property and equipment of $11.8 million and purchases of intangible assets of $6.7 million.

Cash Flows from Financing Activities

Net cash provided by financing activities in 2013 was $3.4 million compared to $3.3 million in 2012. Net cash provided by financing activities in 2013 resulted mainly from the proceeds received from issuance of common stock upon the exercise of options of $10.8 million, and the proceeds from notes payable and convertible security of the non-controlling interest of the VIE of $9.5 million, which were partially offset by the principal payments of capital lease and technology license obligations of $15.9 million and payment of notes payable to the non-controlling interest of the VIE of $1.0 million. Net cash provided by financing activities in 2012 resulted from proceeds from issuance of common stock upon exercise of options of $8.3 million and from notes payable of the VIE to a third-party company of $5.0 million, partially offset by the principal payments of capital lease and technology license obligations of $10.0 million.

Net cash provided by financing activities was $3.3 million in 2012 compared to net cash used in financing activities of $3.8 million in 2011. Net cash used in financing activities in 2011 resulted from principal payments of capital lease and technology license obligations of $15.9 million, partially offset by the proceeds from issuance of common stock upon exercise of options of $12.1 million.

Capital Resources

Cash equivalents consist of an investment in a money market fund. We believe that our $127.8 million of cash and cash equivalents at end of 2013, and expected cash flow from operations, if any, will be sufficient to fund our projected operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, other than disclosed in Note 5 of Notes to Consolidated Financial Statements, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known through the filing of this report, we believe our exposure related to the above indemnities at end of 2013, is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of end of 2013:

	Payments Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$68,618	$5,291	$14,751	$16,718	$31,858
Capital lease and technology license obligations	35,223	18,315	16,908	-	-
Total	$103,841	$23,606	$31,659	$16,718	$31,858

As of end of 2013, the liability for uncertain tax positions was $0.7 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

In November 2013, we signed a new lease agreement with a landlord to lease approximately 55,440 sq. ft. in the first 12 months and 110,881 sq. ft. thereafter in the building adjacent to our current principal executive office in San Jose, California. The lease term is 8.0 years commencing on the earlier of October 1, 2014 or the date we begin to conduct our business within any portion of the leased facility and ending ninety six months thereafter. The base monthly rate to lease the facility is $0.12 million for the first 12 months and $0.25 million for months thirteen through twenty-four and then increases incrementally by approximately 3% annually through the end of the lease term. Further, we entered into an amendment to the lease agreement related to the building in San Jose, California where our principal executive offices are located to extend the lease term to the expiration date of the new lease agreement for the adjacent building as discussed above.

In September 2013, we signed a purchase agreement of $5.5 million with a third party vendor to purchase any combination of core software licenses as specified in the agreement under a flexible spending program with a minimum annual spending of $2.75 million each for two years.

In September 2013, the VIE entered into a purchase agreement with a third party vendor to purchase certain test equipment amounting to $6.1 million, payable in installments over two years. Furthermore, we entered into an agreement with the VIE and third party vendor, whereby we guaranteed the payment and will assume the ownership of the test equipment in the event the VIE defaults such payment obligation. The equipment was received and recorded as of December 31, 2013.

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

Interest Rate Risk

We had cash and cash equivalents of $127.8 million and $76.8 million at end of 2013 and 2012, respectively, which was held for working capital purposes. Our cash equivalents at end of 2013 and 2012, consisted of investments in a money market fund. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short term nature. Declines in interest rates, however, will reduce future investment income.

Item 8. Financial Statement and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cavium, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cavium, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 24, 2014

CAVIUM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$127,763	$76,784
Accounts receivable, net of allowances of $933 and $991, respectively	43,636	33,567
Inventories	45,768	46,508
Prepaid expenses and other current assets	6,491	4,865
Assets held for sale	-	2,609
Deferred tax assets	-	568
Total current assets	223,658	164,901
Property and equipment, net	28,494	30,692
Intangible assets, net	43,240	62,888
Goodwill	71,478	71,478
Deferred tax assets, net of current portion	61	449
Other assets	1,054	1,096
Total assets	$367,985	$331,504

Liabilities and Equity
Current liabilities:
Accounts payable	$23,467	$16,083
Other accrued expenses and other current liabilities	9,836	8,680
Deferred revenue	8,669	12,944
Notes payable and other	13,512	1,012
Capital lease and technology license obligations	17,103	16,500
Total current liabilities	72,587	55,219
Notes payable, net of current portion	-	4,000
Capital lease and technology license obligations, net of current portion	16,292	24,832
Deferred tax liability	1,931	2,421
Other non-current liabilities	2,344	1,970
Total liabilities	93,154	88,442

Commitments and contingencies (Note 12)

Equity
Preferred stock, par value $0.001:
10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001:
200,000,000 shares authorized; 52,221,251 and 50,630,991 shares issued and outstanding, respectively	53	51
Additional paid-in capital	443,588	398,133
Accumulated deficit	(157,057)	(154,092)
Total stockholders' equity attributable to the Company	286,584	244,092
Non-controlling interest	(11,753)	(1,030)
Total equity	274,831	243,062
Total liabilities and equity	$367,985	$331,504
The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011

Net revenue	$303,993	$235,480	$259,205
Cost of revenue	114,679	102,602	104,281
Gross profit	189,314	132,878	154,924
Operating expenses:
Research and development	134,596	109,943	92,197
Sales, general and administrative	64,088	71,794	66,771
Goodwill impairment	-	27,680	-
Total operating expenses	198,684	209,417	158,968
Loss from operations	(9,370)	(76,539)	(4,044)
Other expense, net:
Interest expense	(1,502)	(646)	(229)
Other, net	(879)	(157)	(179)
Total other expense, net	(2,381)	(803)	(408)
Loss before income taxes	(11,751)	(77,342)	(4,452)
Provision for (benefit from) income taxes	1,937	36,321	(4,485)
Net income (loss)	(13,688)	(113,663)	33
Net loss attributable to non-controlling interest	(10,723)	(1,031)	-
Net income (loss) attributable to the Company	$(2,965)	$(112,632)	$33

Earnings per share attributable to the Company:
Net income (loss )per common share, basic	$(0.06)	$(2.26)	$0.00
Shares used in computing basic net income (loss) per common share	51,596	49,886	48,311
Net income (loss) per common share, diluted	$(0.06)	$(2.26)	$0.00
Shares used in computing diluted net income (loss) per common share	51,596	49,886	50,771

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN EQUITY

(in thousands, except share data)

	Attributable to the Company's Stockholders
	Common Stock		Additional Paid-in	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2010	46,338,336	$46	$276,057	$(41,493)	$-	$234,610
Common stock issued in connection with exercises of stock options	1,265,016	1	12,061			12,062
Common stock issued in connection with vesting of restricted stock units	693,735	1				1
Issuance of common stock in connection with business acquisition	806,265	1	35,362			35,363
Deferred stock-based compensation			(2,105)			(2,105)
Stock-based compensation			30,729			30,729
Net income				33		33
Balance at December 31, 2011	49,103,352	49	352,104	(41,460)	-	310,693
Common stock issued in connection with exercises of stock options	645,104	1	8,300			8,301
Common stock issued in connection with vesting of restricted stock units	882,535	1				1
Acceleration of unvested shares			1,321			1,321
Stock-based compensation			36,408			36,408
Capital contribution by non-controlling interest					1	1
Net loss				(112,632)	(1,031)	(113,663)
Balance at December 31, 2012	50,630,991	51	398,133	(154,092)	(1,030)	243,062
Common stock issued in connection with exercises of stock options	723,047	1	10,826			10,827
Common stock issued in connection with vesting of restricted stock units	867,213	1				1
Stock-based compensation			34,629			34,629
Net loss				(2,965)	(10,723)	(13,688)
Balance at December 31, 2013	52,221,251	$53	$443,588	$(157,057)	$(11,753)	$274,831

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(13,688)	$(113,663)	$33
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	34,598	37,196	31,256
Depreciation and amortization	40,993	31,972	25,673
Write-down of intangible assets	-	5,570	3,480
Change in contingent earn-out liability	-	-	(4,564)
Deferred income taxes	743	35,553	(4,992)
Gain on sale of held for sale assets	(747)	-	-
Loss on disposal of property and equipment	71	265	-
(Gain) loss on disposition of certain consumer product assets	(1,000)	2,728	-
Goodwill impairment	-	27,680	-
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(10,069)	4,272	(7,927)
Inventories	788	(4,823)	(6,380)
Prepaid expenses and other current assets	(1,321)	(1,688)	(754)
Other assets	42	463	(195)
Accounts payable	7,685	3,312	(6,320)
Deferred revenue	(4,275)	1,742	(4,159)
Accrued expenses and other current and non-current liabilities	2,014	(2,286)	504
Net cash provided by operating activities	55,834	28,293	25,655

Cash flows from investing activities:
Purchases of property and equipment	(8,806)	(13,180)	(11,764)
Purchases of intangible assets	(3,833)	(4,901)	(6,730)
Proceeds received from sale of held for sale assets	3,350	-	-
Proceeds received from disposition of certain consumer product assets	1,000	-	-
Acquisitions of businesses, net of cash acquired	-	-	(30,780)
Net cash used in investing activities	(8,289)	(18,081)	(49,274)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	10,827	8,301	12,062
Principal payment of capital lease and technology license obligations	(15,893)	(9,966)	(15,891)
Proceeds from notes payable and convertible security from non-controlling interest of the VIE	9,500	5,012	-
Payment of notes payable to non-controlling interest of the VIE	(1,000)	-	-
Net cash provided by (used in) financing activities	3,434	3,347	(3,829)

Net increase (decrease) in cash and cash equivalents	50,979	13,559	(27,448)
Cash and cash equivalents, beginning of period	76,784	63,225	90,673
Cash and cash equivalents, end of period	$127,763	$76,784	$63,225

Supplemental disclosure of cash flow information:
Cash paid for interest	1,242	67	229
Cash paid for taxes	1,335	1,048	468

Supplemental disclosure of cash flows from investing activities
Property and equipment and intangible assets acquired included in accounts payable, other accrued expense and other current liabilities	264	1,341	487

Supplemental disclosure of cash flow from financing activities:
Property and equipment and intangible assets acquired included in capital lease and technology license obligations	5,860	34,227	-
Issuance of common stock in connection with acquisition	-	-	35,363

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

Allowance for Doubtful Accounts

The Company reviews its allowance for doubtful accounts by assessing individual accounts receivable over a specific age and amount. The Company’s allowance for doubtful accounts were not significant as of December 31, 2013 and 2012.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of estimated useful lives or unexpired lease term. Additions and improvements that increase the value or extend the life of an asset are capitalized. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Ordinary repairs and maintenance costs are expensed as incurred.

Estimated Useful Lives
Software, computer and other equipment	1 to 5 years
Test equipment and mask costs	1 to 3 years
Furniture, office equipment and leasehold improvements	1 to 5 years

The Company capitalizes the cost of fabrication masks that are reasonably expected to be used during production manufacturing. Such amounts are included within property and equipment and are depreciated over a period of 12 to 24 months and recorded as a component of cost of revenue. If the Company does not reasonably expect to use the fabrication mask during production manufacturing, the related mask costs are expensed to research and development in the period in which the costs are incurred.

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

Summarized below are individual customers whose accounts receivable balances were 10% or higher of the consolidated gross receivable:

	As of December 31,
	2013	2012
Percentage of gross accounts receivable
Phoenics Electronics	13%	*
Flextronics	13%	*
Huawei Technologies	10%	*
*	Represents less than 10% of the gross accounts receivable for the respective period end.

Cisco Systems, Inc. accounted for 18.6%, 24.3% and 24.0% of the Company’s net revenue in 2013, 2012 and 2011, respectively. No other customer accounted for more than 10% of the Company’s net revenue in 2013, 2012 and 2011.

Business Combinations

The Company accounts for business combinations using the purchase method of accounting. The Company determines the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with the guidance provided under business combinations, the Company allocates the purchase price of business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process research and development, or IPR&D, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The Company’s valuation  assumption of acquired net assets requires significant estimates, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets includes future expected cash flows from customer contracts, customer lists, and distribution agreements and acquired developed technologies, expected costs to develop IPR&D into commercially viable products, estimated cash flows from projects when completed and discount rates. The Company estimates the fair value based upon assumptions the Company believes to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

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

Deferred revenue

The Company records deferred revenue for customer billings and advance payments received from customers before the performance obligations have been completed and/or services have been performed for products and/or service related agreements. In addition, the Company also records deferred revenue, net of deferred costs on shipments to a sell-through distributor.

Warranty Accrual

The Company’s products are generally subject to a one-year warranty period. The Company provides for the estimated future costs of replacement upon shipment of the product as cost of revenue. The warranty accrual is estimated based on cost of historical claims compared to associated historical product cost. In addition, the Company also provides a one-year warranty period on certain professional services. Such warranty accrual is estimated based on the resource hours needed to cover during the warranty period.

Research and Development

Research and development costs are expensed as incurred and primarily include personnel costs, prototype expenses, which include the cost of fabrication mask costs not reasonably expected to be used in production manufacturing, and allocated facilities costs as well as depreciation of equipment used in research and development.

Advertising

The Company expenses advertising costs as incurred. Advertising costs were $1.4 million, $0.9 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Operating Leases

The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent paid is recorded as deferred rent in accrued expenses and other current and non-current liabilities on the consolidated balance sheets.

Accounting for Stock-Based Compensation

The Company applies the fair value recognition provisions of stock-based compensation. The Company recognizes the fair value of the awards on a straight-line basis over the options’ vesting periods. The Company uses the closing trading price of its common stock on the date of grant as the fair value of the awards of restricted stock units. The Company estimates the grant date fair value of stock option awards using the Black-Scholes option valuation model. The Black-Scholes option-pricing model used to determine the fair value of stock options requires various subjective assumptions, including expected volatility, expected term and the risk-free interest rates. For options granted prior to 2012, the expected volatility of common stock at the date of grant was based on reported market value data of a group of publicly traded companies, which were selected from certain market indices, that the Company believed was relatively comparable after consideration of their size, stage of life cycle, profitability, growth, and risk and return of investments. Further, the expected term was estimated using the simplified method as permitted by the provisions on stock-based compensation. Since the Company’s stock has been publicly traded since May 2007, the Company determined that it had sufficient trading history to use the historical volatility for option grants beginning in the first quarter of 2012. The Company recognizes stock-based compensation expense only for the portion of stock options that are expected to vest, based on the Company’s estimated forfeiture rate. If the actual number of future forfeitures differs from that estimated by management, the Company may be required to record adjustments to stock-based compensation expense in future periods.

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

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity that are not the result of transactions with stockholders. For the years ended December 31, 2013, 2012 and 2011, there were no components of comprehensive income (loss) which were excluded from the net income (loss) and, therefore, no separate statement of comprehensive income (loss) has been presented.

Foreign Currency Translation

The Company uses the United States dollar as the functional currency for its subsidiaries. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets and liabilities. Net revenue and expenses are remeasured at average exchange rates in effect during each period, except for those revenue, cost of sales and expenses related to the nonmonetary assets and liabilities, which are remeasured at historical exchange rates. The aggregate foreign exchange gains and losses, which are included in other, net in the consolidated statements of operations were not material for the years ended December 31, 2013, 2012 and 2011.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued a new accounting guidance relating to the financial statement presentation of unrecognized tax benefits. The new update provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective for the Company on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company does not expect that this new guidance will have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

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

The following table sets forth the computation of net income (loss) per share:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Net income (loss) attributable to the Company	$(2,965)	$(112,632)	$33
Weighted average common shares outstanding - basic	51,596	49,886	48,311
Dilutive effect of employee stock plans	-	-	2,460
Weighted average common shares outstanding - diluted	51,596	49,886	50,771
Net income (loss )per common share, basic	$(0.06)	$(2.26)	$0.00
Net income (loss) per common share, diluted	$(0.06)	$(2.26)	$0.00

The following outstanding options and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Options to purchase common stock	3,552	4,198	507
Restricted stock units	1,776	1,824	28

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

At December 31, 2013 and 2012, all of the Company’s investments were classified as cash equivalents and are comprised of an investment in a money market fund. In accordance with the guidance for fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund as Level 1, which approximated $94.2 million and $50.2 million as of December 31, 2013 and 2012, respectively. The carrying amount of the Company’s accounts receivable, accounts payable and accrued expenses approximate fair value due to their short term maturities.

The notes payable and the convertible security are carried at fair value and are a Level 3 measurement. See Note 5 of the Notes to Consolidated Financial Statements for further discussion of the fair value measurement.

There are no other financial assets and liabilities, except those disclosed in Notes 5 and 6 of Notes to Consolidated financial statements that require Level 2 or Level 3 fair value hierarchy measurements and disclosures.

4. Balance Sheet Components

Inventories

	As of December 31,
	2013	2012
	(in thousands)
Work-in-process	$35,027	$33,418
Finished goods	10,741	13,090
	$45,768	$46,508

During the second quarter of 2013, the Company incurred a $3.9 million inventory write-down associated with discontinued consumer products.

Property and equipment, net

	As of December 31,
	2013	2012
	(in thousands)
Test equipment and mask costs	$34,457	$32,771
Software, computer and other equipment	34,945	35,563
Furniture, office equipment and leasehold improvements	938	1,089
	70,340	69,423
Less: accumulated depreciation and amortization	(41,846)	(38,731)
	$28,494	$30,692

In 2013, certain fully depreciated property and equipment have been eliminated from both the gross and accumulated amount. Depreciation and amortization expense was $17.7 million, $14.8 million and $11.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company has capitalized $3.6 million, $4.8 million and $5.1 million of mask costs for the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011, total amortization expense from masks was $4.5 million, $4.2 million and $2.7 million, respectively. Total mask cost, net of accumulated depreciation at December 31, 2013 and 2012 was $2.3 million and $3.3 million, respectively.

The Company leases certain design tools under capital lease and certain financing arrangements which are included in property and equipment, which total cost, net of accumulated amortization, amounted to $16.2 and $16.8 million at December 31, 2013 and 2012, respectively. Amortization expense related to assets recorded under capital lease and certain financing agreements was $6.5 million, $4.8 million and $4.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Other accrued expenses and other current liabilities

	As of December 31,
	2013	2012
	(in thousands)
Accrued compensation and related benefits	$4,262	$4,458
Professional fees	1,536	1,067
Customer deposits	1,470	385
Restructuring related payables	57	210
Income tax payable	544	467
Deferred tax liability	277	-
Other	1,690	2,093
	$9,836	$8,680

Warranty Accrual

The following table presents a reconciliation of the warranty liability, which is included within other accrued expenses and other current liabilities above:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Beginning balance	$440	$412	$234
Accruals and adjustments	206	467	802
Settlements	(479)	(439)	(624)
Ending balance	$167	$440	$412

Deferred revenue

	As of December 31,
	2013	2012
	(in thousands)
Services/support and maintenance	$5,326	$8,017
Software license/subscription	1,176	2,529
Distributor deferred margin	2,167	2,398
	$8,669	$12,944

Other non-current liabilities

	As of December 31,
	2013	2012
	(in thousands)
Accrued rent	$1,034	$659
Income tax payable	698	779
Restructuring related payables	-	52
Other	612	480
	$2,344	$1,970

5. Business Combinations and Divestitures

Acquisition of Wavesat Inc.

In January 2011, the Company completed the acquisition of substantially all of the assets of Wavesat Inc. (“Wavesat”) including, but not limited to, certain intellectual property, all of Wavesat’s rights to, in and under customer contracts and other material agreements, inventory, fixed assets and assumed certain liabilities for a total purchase price of $10.5 million.

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

Amount
(in thousands)
Net tangible liabilities	$(1,912)
IPR&D	800
Other identifiable intangible assets	3,700
Goodwill	7,912
Total purchase price	$10,500

Acquired IPR&D assets were initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The fair value of the IPR&D was determined based on an income approach using the discounted cash flow method. During the fourth quarter of 2011, the Company decided to abandon the related IPR&D project, and as such, the initially recognized fair value of the acquired IPR&D was charged to selling, general and administrative expenses within total operating expenses (see Note 6 of Notes to Consolidated Financial Statements).

Other identifiable intangible assets acquired included existing technology of $2.5 million, core technology of $0.9 million and trademarks of $0.3 million. The fair value of the existing technology was determined based on an income approach using the discounted cash flow method and its remaining useful life was based on historical product development cycles, the projected rate of technology attrition, and the pattern of projected economic benefit of the asset. The fair value of core technology and trademark were determined using a variation of income approach known as profit allocation method and its estimated useful lives were determined based on the future economic benefit expected to be received from the assets. During the year ended December 31, 2011, the Company wrote-down the carrying value of the existing technology, core technology and trademarks as a result of the assessment of the recoverability and future benefit from the assets. The write-down of the intangible assets was charged to selling, general and administrative expenses within total operating expenses (see Note 6 of Notes to Consolidated Financial Statements).

This acquisition added multicore wireless digital system processing to the Company’s embedded processor product line. This factor contributed to a purchase price resulting in the recognition of goodwill. Of the total acquired goodwill from Wavesat, approximately $4.2 million is expected to be deductible for tax purposes in future periods.

Acquisition of Celestial Semiconductor, Ltd.

In March 2011, the Company completed the acquisition of substantially all of the assets and assumed certain liabilities of Celestial Semiconductor, Ltd. (“Celestial Semiconductor) for an aggregate purchase price consideration, consisting of a mix of cash and shares of the Company’s common stock. In addition, the Company agreed to pay an additional earn-out consideration determined based on a certain percentage of the qualified earn-out revenue for the 12 months following the close of the acquisition as specified in the asset purchase agreement.

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

Following summarizes the total purchase price consideration:

Amount
(in thousands)
Cash consideration	$20,606
Common stock (758,265 shares at $43.86 per share)	33,258
Estimated fair value of the contingent earn-out consideration to other selling shareholders'	3,432
Total	$57,296

In February 2012, the Company filed an indemnity notice and escrow claim against Celestial Semiconductor for the escrow fund amounting to $4.4 million. The claim alleged Celestial Semiconductor breached certain representations made in the asset purchase agreement. The claim was settled in March 2012, and the full amount of the escrow was released to the Company. Since the related settlement claim does not establish a clear and direct link to the acquisition price, the Company reflected the receipt of the settlement proceeds in the consolidated statement of operations in the first quarter of 2012 as a credit to sales, general and administrative expenses within total operating expenses.

The total common stock issued to Celestial Semiconductor was determined by dividing the purchase price consideration of $35.0 million as per the asset purchase agreement with the Company’s average stock price of $43.41, or total equivalent common stock of 806,265 shares. The average stock price was determined based on the average closing price reported on NASDAQ for the 15 trading days ending five trading days prior to March 1, 2011. The Company, Celestial Semiconductor and a former executive of Celestial Semiconductor, who became an employee of the Company, entered into a holdback share agreement to hold 48,000 shares issued to such executive in an escrow account. Such holdback shares would vest and would be released to such executive over two years following the acquisition date subject to the terms and conditions of continued employment with the Company. Accordingly, the fair value of such shares at the closing date, approximately $2.1 million, was not included in the purchase price and was accounted for as liability-classified stock-based compensation and recognized ratably over the vesting period of two years. The vested shares are marked-to-market at each reporting period and the related compensation liability was recorded as deferred compensation in accrued expenses and other current liabilities and reclassified to equity upon release of the vested shares. During the first quarter of 2012, the Company released 4,733 vested shares in accordance with the vesting term per the holdback share agreement. In April 2012, the Company and such executive signed an employment separation agreement wherein as part of the employment separation package, the Company agreed to release the remaining holdback shares to such executive at the separation date. Accordingly, the Company recognized the stock-based compensation expense related to the accelerated vesting of such remaining holdback shares at the separation date. Total stock-based compensation expense recorded as sales, general and administrative expenses related to such holdback shares for years ended December 31, 2012 and 2011, amounted to $0.8 million and $0.6 million, respectively.

The contingent earn-out provision of up to $10.0 million was expected to be allocated approximately $5.0 million to certain employees of Celestial Semiconductor who became employees of the Company (“affected employees”) and approximately $5.0 million to other selling shareholders who did not become employees of the Company (“other selling shareholders”). The contingent earn-out was determined based on a certain percentage of the qualified earn-out revenue for the 12 months following the close of the acquisition as specified in the asset purchase agreement. The estimated initial fair value of the earn-out liability was determined using the weighted probabilities of the achievement of the qualified earn-out revenue discounted using the estimated cost of debt. This fair value measurement was based on significant sales inputs not observed in the market and thus represented a Level 3 measurement.

The initial fair value of the earn-out liability expected to be distributed to other selling shareholders amounted to $3.4 million and was accounted for as part of the purchase price and was recorded as acquisition related payables in other accrued expense and other current liabilities. The initial fair value of the earn-out liability to be distributed to the affected employees amounted to $3.4 million and was not considered to be a component of the purchase price. Instead, considering the terms of employment, compensation expense was recognized ratably over a one year period beginning on the acquisition date. As of the second quarter of 2011, the Company recorded $1.1 million as accrued compensation and related benefits in other accrued expense and other current liabilities. In accordance with the business combination guidance, any changes in the fair value of the contingent earn-out consideration subsequent to the acquisition date, including changes from events after the acquisition date, are recognized in earnings in the period the estimated fair value changes. During the third quarter of 2011, management determined that the qualifying earn-out revenue would more-likely-than-not be achieved due to a delay in the end customers’ product roll-out. As such, management assessed that the initial contingent earn-out liability totaling $4.6 million would likely not be paid out, and thus, the related liability was reversed within sales, general and administrative expenses within total operating expenses. The qualifying earn-out was not achieved within the earn-out period which expired in March 2012, the first year anniversary of the acquisition.

The purchase price allocation was as follows:

Amount
(in thousands)
Net tangible assets	$436
IPR&D	600
Other identifiable intangible assets	20,000
Goodwill	36,260
Total purchase price	$57,296

Acquired IPR&D assets were initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Upon successful completion of the development process for the acquired IPR&D projects, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence. The fair value of the IPR&D was determined based on an income approach using the discounted cash flow method. During the fourth quarter of 2011, the Company decided to abandon one of the two IPR&D projects. As such, the related initial fair value of such IPR&D project amounting to $0.3 million was charged to selling, general and administrative expense within total operating expenses. The other IPR&D project was completed with an initial fair value of $0.3 million was classified as part of finite-lived intangible assets, and is being amortized over the estimated useful life of 5 years.

Other identifiable intangible assets include acquired existing technology of $11.3 million, core technology of $3.0 million, customer contracts and relations of $4.6 million, trademarks of $1.0 million and order backlog of $0.1 million. The fair value of the existing technology and customer contracts and relationships were determined based on an income approach using the discounted cash flow method. The remaining useful life of existing technology was based on historical product development cycles, the projected rate of technology attrition, and the pattern of projected economic benefit of the asset. The remaining useful life of customer contracts and relationships was estimated based on customer attrition, new customer acquisition and future economic benefit of the asset. The fair value of core technology and trademark were determined using a variation of income approach known as profit allocation method and its estimated useful life was determined based on the future economic benefit expected to be received from the assets. The fair value of the order backlog was determined using a cost approach where the fair value was based on estimated sales and marketing expenses expected that would have to be incurred to regenerate the order backlog and its estimated useful life was determined based on the future economic benefit expected to be received from the asset.

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

Pro forma financial information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company, Wavesat and Celestial Semiconductor. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the comparable prior annual reporting period as presented:

	Net Revenue	Net Loss
	(in thousands)
Actual from acquisition dates to December 31, 2011	$4,015	$(16,740)
Supplemental pro forma from January 1, 2011 to December 31, 2011	259,525	(5,439)

The supplemental pro forma information from January 1 to December 31, 2011 combines the historical results of the Company, Wavesat and Celestial Semiconductor for the year ended December 31, 2011, adjusted had the acquisition date been January 1, 2010. The supplemental pro forma net loss was adjusted to exclude acquisition related costs incurred by the Company, Wavesat and Celestial Semiconductor of $5.4 million, write-off of IPR&D of $1.1 million and write-down of intangible assets of $2.4 million; and excludes net credit related to the release of the contingent earn-out liability of $4.6 million. The supplemental pro forma net loss was also adjusted to include amortization of acquired intangibles of $0.8 million calculated from January 1, 2011 to the respective acquisition dates.

Variable Interest Entity

Between May 2012 and December 2013, the Company entered into several note purchase agreements with a VIE to provide cash advances. The Company has a purchase option to acquire the assets of the VIE on terms specified in one of the note purchase agreements. As of December 31, 2013, the Company had made cash advances of $5.0 million under four convertible notes receivable which, as amended, mature on August 31, 2014. In addition, third party investors (“non-controlling interest”) had made cash advances of $11.6 million under thirteen convertible notes receivable which mature on August 31, 2014. All the convertible notes bear interest at a rate of 6%, payable at maturity. Two of the convertible notes held by a third party investor with a principal amount of $1.0 million matured and were paid by the VIE in December 2013. Two of the convertible notes held by the Company are collateralized by a lien on the VIE’s assets. Pursuant to the convertible notes, in the event of a corporate transaction, as defined in the convertible notes, the holders of the convertible notes will be entitled to receive the principal plus a fixed return on their investment, while in case of a qualified equity financing of the VIE, as defined in the convertible notes, the outstanding principal balance plus the accrued interest on the convertible notes will be automatically converted into convertible preferred stock of the VIE at a discounted price.

All of the convertible notes are classified as a Level 3 liability due to the above mentioned features and therefore they are all measured and presented at fair value in the consolidated financial statements.  Due to the fact that the VIE has issued the notes to multiple third party investors at the same terms and features, the fair value of the notes was determined to equal the carrying value.  The prior year amount has been transferred from Level 2 to Level 3 for comparability purposes.

In December 2013, a third party investor exchanged its convertible note with a principal of $1.4 million and invested additional cash of $1.5 million with the VIE for a $2.9 million convertible security which has the same features as the convertible notes, with the exception of the requirement for repayment and interest. The Company has determined that for accounting purposes, the convertible security has derivative features, and as such, the Company estimated the fair value of the derivative features based on market approach using Level 3 inputs. The assumptions used in the fair value estimate are related to the probability of the aforementioned capital scenarios. The assumptions used in the fair value estimate are based, in part, on significant uncertainties, are difficult to predict and could differ materially in the future. Based on the most reasonable assumptions determined by management, the fair value of the derivative feature of the convertible security as of December 31, 2013 is approximately the same as the principal amount. Accordingly, the Company classified the $2.9 million convertible security as derivative liability within notes payable and other on the consolidated balance sheets.

The convertible notes and the derivative feature of the convertible security will be remeasured at each reporting period and, depending on the probability of the occurrence of the features mentioned above, the valuation of these instruments could range from their current fair value to approximately two times the principal amount of the convertible notes plus the accrued interest and the principal amount of the convertible security.

The Company has concluded that it is the primary beneficiary of the VIE due to the Company’s involvement with the VIE and the purchase option to acquire the assets of the VIE. As such, the Company has included the accounts of the VIE in the consolidated financial statements. The significant components of the VIE’s financial statements included in the Company’s consolidated financial statements as of December 31, 2013 include cash of $1.9 million; property and equipment and intangible assets of $6.7 million; accounts payable and accrued expenses of $3.4 million; notes payable and convertible security of $13.5 million; other short-term and long-term payable of $6.3 million and non-controlling interest of $11.8 million. As of December 31, 2012, the significant component of the VIE’s financial statements included in the Company’s consolidated financial statements include cash of $1.4 million, intangible assets of $1.0 million and notes payable of $5.0 million. For the years ended December 31, 2013 and 2012, the Company’s portion of the net loss of the VIE was $5.2 million and $3.2 million, respectively.

Disposition of Certain Consumer Product Assets

In September 2012, the Company completed the sale of certain consumer product assets to a third party company. The consumer product assets that were sold originated from the acquisition of Star Semiconductor Corporation in fiscal year 2008 and had been further developed by the Company. Under an asset purchase agreement, the Company agreed to transfer certain assets such as property and equipment and intangible assets to the third party company for an aggregate cash consideration of $2.4 million, payable in installments starting from January 10, 2013 through January 10, 2015. The Company determined that the payment terms were not fixed and determinable and as such the Company treated this transaction as disposition of assets and will recognize the future payments as a credit to sales, general and administrative expenses when the payments are due. The carrying value of the assets related to the sale of $2.7 million was recognized as a loss on disposition of certain consumer product assets within sales, general and administrative expenses during the third quarter of 2012. During the year ended December 31, 2013, the Company received total installment cash consideration of $1.0 million, which was recognized as a credit within sales, general and administrative expenses.

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

6. Goodwill and Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of the goodwill as of December 31, 2013 was $71.5 million, unchanged from the balance as of December 31, 2012.

The Company reviews goodwill for impairment annually at the beginning of its fourth calendar quarter and whenever events or changes in circumstances that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. For the annual goodwill impairment analysis performed in the fourth quarter of 2012, the Company had two reporting units, namely, semiconductor products unit and software and services unit. The result of the impairment test showed that goodwill impairment does not exist in its semiconductor products unit due to a significant excess of the fair value over the carrying value of the reporting unit. The Company however determined that goodwill impairment existed in its software and services unit and as such, the Company recorded a $27.7 million goodwill impairment charge in the fourth quarter of 2012. The carrying amount of the goodwill after the goodwill impairment charge at December 31, 2012 was $56.3 million in the semiconductor products unit and $15.2 million in the software and services reporting unit.

In the first step of the impairment test of the software and services unit performed in the annual impairment test in 2012, the fair value of the related reporting unit was compared to its carrying amount, including goodwill to determine if potential impairment existed. The fair value estimate in step one was determined using the weighted fair values derived from the income and market approach. The income approach was based on discounted cash flows which include assumptions for, among others, forecasted revenue, gross margins, working capital cash flows, growth rates, and long-term discount rates, all of which required significant judgment by management. The long-term discount rate used is based on the weighted average cost of capital adjusted for the relevant risks associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. The assumptions took into account the current industry environment and its impact on the Company’s business. The market approach utilized valuation multiples based on operating and valuation metrics from comparable companies in the industry.

As a result of the first step of the goodwill impairment test, the Company determined that impairment existed within the software and services unit as the carrying amount of the related reporting unit exceeded its fair value. As such, the Company also assessed that it was more-likely-than-not that impairment of the long-lived tangible and intangible assets within the asset group existed prior to performing the second step of the goodwill impairment analysis and concluded that certain acquired intangible assets were impaired. See detailed discussions on “intangible asset, net” below. In the second step of the goodwill impairment analysis, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. Based on the Company’s analyses, the implied fair value of goodwill was lower than the carrying value of goodwill and as a result, the Company recorded a goodwill impairment charge in the fourth quarter of 2012 in the consolidated statement of operations.

The estimates and assumptions described above used to estimate the goodwill impairment charge was subjected to a high degree of bias and uncertainty. Different assumptions as to the Company’s future revenues, cost structure, growth rate and discount rate would result in estimated future cash flows that could be materially different than those considered in the impairment assessment performed. Any future fair value estimates for the Company’s reporting unit that are greater than the fair value estimate at the impairment test, will not result in a reversal of the impairment charges.

During the first quarter of 2013, due to the sale of certain assets of MontaVista and the reorganization of resources, the Company changed how it manages and operates the business which resulted in the combination of semiconductor product and software and services into one reporting unit. See related discussions in Note 11 of Notes to Consolidated Financial Statements. As such, beginning in the first quarter of 2013, the Company assessed the goodwill impairment at the reporting unit level which is at the Company level as a whole. Due to the change in the reporting unit structure, the Company performed a qualitative assessment of the goodwill at the Company level as a whole and concluded that it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying amount.

The Company performed the annual goodwill impairment analysis beginning of the fourth quarter of 2013 and concluded that it was more-likely-than-not that the fair value of the reporting unit, which is the Company as a whole, exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of these key factors: (i) changes in the industry and competitive environment; (ii) market capitalization; (iii) stock price; and (iv) overall financial performance. Based on the foregoing, the first and second steps of the goodwill impairment test were unnecessary and goodwill was not impaired as of December 31, 2013.

Intangible assets, net

	As of December 31, 2013
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Existing and core technology - product	$42,086	$(35,637)	$6,449	1.68
Technology licenses	68,175	(32,015)	36,160	7.88
Customer contracts and relationships	8,991	(8,827)	164	1.30
Trade name	2,296	(1,829)	467	1.10
Order backlog	640	(640)	-	-
Total amortizable intangible assets	$122,188	$(78,948)	$43,240	6.87

	As of December 31, 2012
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Existing and core technology - product	$47,658	$(35,326)	$12,332	2.39
Technology licenses	66,034	(20,078)	45,956	7.94
Customer contracts and relationships	8,991	(5,291)	3,700	4.93
Trade name	2,296	(1,396)	900	2.10
Order backlog	640	(640)	-	-
Total amortizable intangible assets	125,619	(62,731)	62,888	6.57

For 2013, the majority of the decrease in gross intangibles was related to fully amortized intangible assets that have been eliminated from both the gross and accumulated amounts. Amortization expenses were $23.3 million, $17.2 million and $13.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The amortization expense for the year ended December 31, 2013 includes the effect of the change in the estimated useful lives of certain consumer product related intangible assets amounting to $6.2 million, or $0.12 earnings per share attributable to the Company.

No intangible impairment was recorded during the year ended December 31, 2013. As a result of the goodwill impairment test in 2012 as discussed above, the Company also evaluated the recoverability of its long-lived assets within its asset group. The determination of the recoverability is based on the estimated undiscounted cash flows expected to be generated from the long-lived asset group compared to the carrying amount of the long-lived asset group. The Company determined that the carrying value of the long-lived asset group was not recoverable as the carrying value of the long-lived asset group which contained the intangible assets exceeded the undiscounted cash flows of the long-lived asset group for a period of time commensurate with the remaining useful life of the primary asset of the group plus a salvage value of the asset group at the end of this period. The impairment loss was calculated by comparing the fair value of the intangible assets to their carrying value. In calculating the fair value of the intangible assets, the Company utilized discounted cash flow assumptions related to the acquired intangible assets in the long lived asset group. This fair value measurement was based on significant management judgment to forecast the future operating results, inputs not observed in the market and thus represented a Level 3 measurement. This resulted in an impairment charge for certain acquired intangible assets, primarily subscriber-base and customer contracts and relationships of $5.6 million recorded during the fourth quarter of 2012. The significant decline in fair value of the intangible assets was primarily attributable to the decline in forecasted revenue in the software and services reporting unit. During the year ended December 31, 2011, the Company wrote-off the acquired IPR&D of $1.1 million as a result of the abandonment of certain acquired IPR&D projects. In addition, the Company recorded an impairment loss related to certain acquired intangibles of $2.4 million as a result of the recoverability assessment using the expected cash flows from the cash generating group to which the assets belong. The impairment charges were recorded in sales, general and administrative expenses in the consolidated statement of operations.

The estimated future amortization expense from amortizable intangible assets is as follows (in thousands):

2014	$13,084
2015	6,474
2016	4,367
2017	3,195
2018	3,057
2019 and thereafter	13,063
$43,240

7. Restructuring Accrual

The excess facility related restructuring accrual at the beginning of 2012 relates to the unused portion of operating lease facility from the acquisition of MontaVista Software, Inc. in 2009. During the second quarter of 2012, the Company settled with the landlord to buy-out the remaining lease term.

In the first quarter of 2012, the Company recorded a restructuring accrual of $0.4 million related to the unused leased facility in Canada. The lease will expire in March 2014.

In connection with a workforce reduction during the years ended December 31, 2013 and 2012, the Company incurred and settled $1.4 million and $1.2 million, respectively, in expense primarily related to severance and other related benefits.

A summary of the accrued restructuring liabilities including related activities for the periods presented are as follows:

	As of December 31, 2013			As of December 31, 2012
	Severance and other benefits	Excess Facility Related Cost	Total	Severance and other benefits	Excess Facility Related Cost	Total
	(in thousands)			(in thousands)
Balance at beginning of the year	$-	$262	$262	$-	$1,388	$1,388
Additions	1,371	-	1,371	1,245	420	1,665
Cash payments and other non-cash adjustments	(1,371)	(205)	(1,576)	(1,245)	(1,546)	(2,791)
Balance at end of the year	$-	$57	$57	$-	$262	$262

Current portion	$-	$57	$57	$-	$210	$210
Long-term portion	-	-	-	-	52	52

8. Equity

Common and Preferred Stock

As of December 31, 2013, the Company is authorized to issue 200,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. The Company is authorized to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2013 and 2012, no shares of preferred stock were outstanding.

2007 Stock Incentive Plan

Upon completion of its IPO in May 2007, the Company adopted the 2007 Stock Incentive Plan, the 2007 Plan, which reserved 5,000,000 shares of the Company’s common stock. The number of shares of the common stock reserved for issuance will be increased annually on January 1st each year for 10 years commencing from January 1, 2008 through January 1, 2017, by the lesser of (i) 5% of the total number of shares of the common stock outstanding on the applicable January 1st date or (ii) 5,000,000 shares. The board of directors may also act, prior to the first day of any fiscal year, to increase the number of shares as the board of directors shall determine, which number shall be less than each of (i) and (ii). The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2007 Plan is equal to 10,000,000 shares. As of December 31, 2013, there were 7,706,559 shares reserved for issuance under the 2007 Plan. The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively, “stock awards”), and performance cash awards, all of which may be granted to employees (including officers), directors, and consultants or affiliates. Awards granted under the 2007 Plan vest at the rate specified by the plan administrator, for stock options, typically with 1/8th of the shares vesting six months after the date of grant and 1/48th of the shares vesting monthly thereafter over the next three and one half years and for restricted stocks typically with quarterly vesting over four years. The term of awards expires seven to ten years from the date of grant. As of December 31, 2013, 12,944,987 shares have been granted under the 2007 Plan.

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

Under the Company’s 2001 Plan, certain employees have the right to early-exercise unvested stock options, subject to rights held by the Company to repurchase unvested shares in the event of voluntary or involuntary termination. For options granted prior to March 2005, the Company has the right to repurchase any such shares at the shares’ original purchase price. For options granted after March 2005, the Company has the right to repurchase such shares at the lower of market value or the original purchase price. No outstanding unvested shares of common stock as of December 31, 2013 and 2012.

Stock Options

Detail related to stock option activity is as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2010	5,613,564	$12.34
Options granted	403,960	37.81
Options exercised	(1,265,016)	9.54
Options cancelled and forfeited	(100,788)	15.35
Balance as of December 31, 2011	4,651,720	12.34
Options granted	354,834	33.69
Options exercised	(645,104)	12.87
Options cancelled and forfeited	(163,746)	23.89
Balance as of December 31, 2012	4,197,704	16.83
Options granted	242,375	37.15
Options exercised	(723,047)	14.95
Options cancelled and forfeited	(164,816)	34.36
Balance as of December 31, 2013	3,552,216	17.79

The aggregate intrinsic value for options exercised during the years ended December 31, 2013, 2012 and 2011, were $16.0 million, $12.6 million and $41.3 million, respectively, representing the difference between the closing price of the Company’s common stock at the date of exercise and the exercise price paid.

The following table summarizes information about stock options outstanding as of December 31, 2013:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.30 - $1.50	114,669	1.42	$0.90	114,669	$0.90
3.04 - 3.04	563,549	2.22	3.04	563,549	3.04
3.74 - 8.52	95,720	2.31	7.93	95,720	7.93
10.32 - 10.32	765,745	2.10	10.32	765,745	10.32
12.56 - 14.42	79,010	2.03	13.87	79,010	13.87
14.80 - 14.80	445,994	1.21	14.80	445,994	14.80
16.32 - 24.16	502,120	2.80	22.27	495,815	22.24
24.99 - 42.01	985,409	4.77	34.34	579,393	32.83
0.30 - 42.01	3,552,216	2.83	$17.79	3,139,895	$15.36	$61,217,211
Exercisable	3,139,895	2.50	$15.36			$60,983,467
Vested and expected to vest	3,525,967	2.81	$17.65			$61,216,433

The aggregate intrinsic value for options outstanding at December 31, 2013, represents the difference between the weighted average exercise price and the closing price of the Company’s common stock at December 31, 2013, as reported on The NASDAQ Global Market, for all in the money options outstanding.

The fair value of each option grants for the years ended December 31, 2013, 2012 and 2011 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.32% to 1.04%	0.57% to 1.55%	0.59% to 1.64%
Expected life	3.77 to 4.53 years	4.08 to 4.53 years	4.53 years
Dividend yield	0%	0%	0%
Volatility	45.8% to 49.6%	51.3% to 57.3%	54.0% to 54.8%

The estimated weighted-average grant date fair value of options granted for the years ended December 31, 2013, 2012 and 2011, were $14.91, $14.79 and $17.29 per share, respectively.

As of December 31, 2013, there is $5.6 million of unrecognized compensation costs, net of estimated forfeitures, related to stock options granted under the Company’s 2007 Equity Incentive Plan and 2001 Stock Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.23 years.

Restricted Stock Units

The Company began issuing restricted stock units, or RSUs, in 2007. Shares are issued on the date the restricted stock units vest, and the fair value of the underlying stock on the dates of grant is recognized as stock-based compensation over a three or four-year vesting period. A summary of the activity of restricted stock for the related periods are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2010	1,592,039	$22.80
Granted	1,215,771	37.15
Issued and released	(693,735)	26.16
Cancelled and forfeited	(161,470)	25.42
Balance as of December 31, 2011	1,952,605	30.33
Granted	1,165,136	34.23
Issued and released	(882,535)	29.34
Cancelled and forfeited	(411,643)	30.90
Balance as of December 31, 2012	1,823,563	33.17
Granted	1,119,570	36.32
Issued and released	(867,213)	32.46
Cancelled and forfeited	(299,750)	32.29
Balance as of December 31, 2013	1,776,170	35.64

The total intrinsic value of the RSUs outstanding as of December 31, 2013 was $56.3 million, representing the closing price of the Company’s stock on December 31, 2013, multiplied by the number of non-vested RSUs expected to vest as of December 31, 2013.

For restricted stock units, or RSUs, stock-based compensation expense is calculated based on the market price of the Company’s common stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.

As of December 31, 2013, there was $50.0 million of unrecognized compensation costs, net of estimated forfeitures related to RSUs granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.44 years.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the consolidated statements of operations for each of the periods presented:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cost of revenue	$951	$1,954	$1,781
Research and development	18,577	16,729	13,829
Sales, general and administrative	15,070	18,513	15,646
	$34,598	$37,196	$31,256

The total stock-based compensation cost capitalized as part of inventory as of December 31, 2013 and 2012 was not significant.

9. Income Taxes

The following table presents the provision for (benefit from) income taxes and the effective tax rates:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Loss before income taxes	$(11,751)	$(77,342)	$(4,452)
Provision for (benefit from) income taxes	1,937	36,321	(4,485)
Effective tax rate	-16.5%	-47.0%	100.7%

The provision for income taxes for the year ended December 31, 2013 was primarily related to foreign tax rate differential and increase in indefinite-lived intangible related deferred tax liability. The provision for income taxes for the year ended December 31, 2012 was primarily related to the establishment of a valuation allowance against the deferred tax assets in the United States and the taxes assessed by foreign jurisdictions. The recording of valuation allowance was mainly due to the fact that the losses generated by the Company’s United States operations for the year ended December 31, 2012 caused the Company’s operating results for the most recent three-year period ended December 31, 2012, to be in a loss position on a cumulative basis, as well as the impairment of goodwill during the fourth quarter of 2012. In making this determination, the Company considered all available evidence, both positive and negative. Such evidence included, among others, the Company’s history of losses and profitability, jurisdictional income recognition trends, taxable income adjusted for certain extraordinary and other items, the impact of acquisitions, and forecasted income by jurisdiction. The benefit from income taxes for the year ended December 31, 2011 was primarily related to the federal research and development credits and stock-based compensation related to the joint research and development arrangement with the Company’s foreign affiliate, partially offset by the foreign rate differential due to foreign loss being tax benefited at lower rates than the U.S. statutory rate.

The domestic and foreign components of loss before income tax expense were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Domestic	$(20,066)	$(63,739)	$(8,425)
Foreign	8,315	(13,603)	3,973
	$(11,751)	$(77,342)	$(4,452)

Provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current tax provision (benefit)
Domestic	$10	$(320)	$(355)
Foreign	1,123	1,085	862
	1,133	765	507

Deferred tax provision (benefit)
Domestic	713	35,344	(5,000)
Foreign	91	212	8
	804	35,556	(4,992)
Provision for (benefit from) income taxes	$1,937	$36,321	$(4,485)

The Company’s effective tax rate differs from the United States federal statutory rate as follows:

	Year Ended December 31,
	2013	2012	2011
Income tax at statutory rate	35.0%	35.0%	35.0%
Stock compensation costs	1.8	(1.1)	42.4
Other	1.5	0.3	(3.7)
State taxes, net of federal benefit	(1.6)	(0.9)	(0.6)
Foreign income inclusion in the U.S.	(3.8)	(0.4)	(10.0)
Research and development credits	48.0	-	77.6
Foreign tax rate differential	46.7	(8.8)	(40.0)
Change in valuation allowance	(144.1)	(58.6)	-
Goodwill impairment	-	(12.5)	-
Total	(16.5)%	(47.0)%	100.7%

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities are as follows:

	As of December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Tax credits	$28,758	$21,353
Net operating loss carryforwards	36,645	25,868
Capitalized research and development	10	22
Intangible assets	1,627	-
Stock compensation	9,035	9,066
Other	4,118	4,444
Gross deferred tax assets	80,193	60,753
Less: valuation allowance	(79,928)	(59,736)
Net deferred tax assets	265	1,017
Deferred tax liabilities:
Depreciation and amortization	(1,254)	(1,735)
Other	(1,158)	(686)
Net deferred tax liabilities	$(2,147)	$(1,404)

Reported As
Deferred tax assets, current	$-	$568
Deferred tax assets, non-current	61	449
Deferred tax liabilities, current	(277)	-
Deferred tax liabilities, non-current	(1,931)	(2,421)
Net deferred tax liabilities	$(2,147)	$(1,404)

As of December 31, 2013, the Company had total net operating loss carryforwards for federal and states of California and Massachusetts income tax purposes of $265.9 million and $167.0 million, respectively. If not utilized, these federal and state net operating loss carryforwards will expire beginning in 2020 and 2014, respectively. The federal and states of California and Massachusetts net operating loss carryforwards include excess windfall deductions of $122.6 million and $77.5 million, respectively.

The Company is tracking the portion of its deferred tax assets attributable to stock option benefits in a separate memo account pursuant to the accounting guidance for stock-based compensation. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to the guidance for stock-based compensation, the stock option benefits of approximately $47.5 million will be recorded within stockholders’ equity when it reduces cash taxes payable. The Company uses ASC 740 ordering for purposes of determining when excess tax benefits have been realized, and the Company considers the direct effects of stock option deductions to calculate excess tax benefits.

The Company also had federal and state research and development tax credit carryforwards of approximately $25.1 million and $14.0 million, respectively. The federal and state tax credit carryforwards will expire commencing 2020 and 2016, respectively, except for the California research tax credits which carry forward indefinitely. The Company also has various federal tax credits of approximately $0.9 million as of December 31, 2013.

The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. The need for valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of the Company’s net deferred tax assets during the fourth quarter of 2012, the Company determined that it was more-likely-than-not it would not realize the full value of its federal and state deferred tax assets. The Company made the same assessment throughout 2013 and continues to believe that it is more-likely-then-not that it would not realize the full value of its federal and state deferred tax assets. As such, the Company determined that as of December 31, 2013 and 2012, a full valuation allowance is required on its net federal and state deferred tax assets. The provision for income taxes increases in the period the valuation allowance against deferred tax assets is established. Adjustments could be required in the future if the Company concludes that it is more-likely-than-not that deferred tax assets are recoverable. A release of valuation allowance could have the effect of decreasing the income tax provision in the statements of operations in the period the valuation allowance is released.

Certain of the Company’s net operating losses and research credits totaling $33.6 million are subject to an annual limitation of $1.8 million to $5.6 million over the next 16 years due to the ownership change limitations required by the Internal Revenue Code and similar state provisions. This limitation also results in some amount of these carryforwards expiring prior to benefiting the Company. The deferred tax assets shown above have been adjusted to reflect these expiring carryforwards.

Undistributed earnings of the Company’s foreign subsidiary of approximately $1.1 million and $0.9 million as of December 31, 2013 and 2012, respectively, are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. As of December 31, 2013 and 2012, the amount of potential United States income tax of a future distribution would result in an insignificant amount of United States and foreign taxes.

The following table summarizes the activity related to the unrecognized tax benefits:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Balance at beginning of the year	$12,749	$11,164	$12,949
Gross increases (decreases) related to prior year's tax positions	(526)	312	(3,340)
Gross increases related to current year's tax positions	2,402	1,273	1,555
Balance at the end of the year	$14,625	$12,749	$11,164

Included in the unrecognized tax benefits at December 31, 2013 is $0.7 million that, if recognized, would reduce the Company’s annual effective tax rate after considering the valuation allowance. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has no significant accrued potential penalties and interest as of December 31, 2013 and 2012, as a significant amount of liabilities have been recorded against loss carryforwards on a net basis. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

Beginning in 2011, the Company operated under tax incentives in Singapore, which are effective through February 2020. The tax incentives are conditional upon the Company meeting certain employment, revenue, and investment thresholds. Because of uncertainty of achieving such thresholds, the Company did not recognize any tax benefits from operating under the tax incentives in Singapore for the years ended December 31, 2012 and 2011. The Company realized benefits from the reduced tax rate for the periods presented as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Provision for Singapore entity at statutory tax rate of 17%	$615	$351	$534
Provision for (benefit from) Singapore entity in the consolidated statement of operations	(209)	351	534
Benefit from preferential tax rate differential	(824)	-	-
Impact of tax benefits per basic and diluted share	$(0.02)	$-	$-

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

The Company’s major tax jurisdictions are the United States federal government, the states of California and Massachusetts, Japan, India, China and Singapore. The Company files income tax returns in the United States federal jurisdiction, the states of California and Massachusetts, various other states, and foreign jurisdictions in which it has a subsidiary or branch operations. The United States federal corporation income tax returns beginning with the 2000 tax year remain subject to examination by the Internal Revenue Service, or IRS. The California corporation income tax returns beginning with the 2000 tax year remain subject to examination by the California Franchise Tax Board. As of December 31, 2013, there are no on-going tax audits in the major tax jurisdictions other than India. The India tax audit is for the tax years 2010 and 2011, and the Company does not expect any significant tax adjustments.

On January 2, 2013, the President of the United States of America signed into law The American Taxpayer Relief Act of 2012, or ATRA. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. The ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. The benefit of the reinstated credit did not impact the consolidated statement of operations in the period of enactment, which was the first quarter of 2013, as the research and development credit carryforwards are offset by a full valuation allowance.

On September 13, 2013, the Treasury Department and the Internal Revenue Service released final regulations and re-proposed regulations (collectively, the “2013 Regulations”) that provide guidance with respect to sections 162(a), 263(a), and 168 of the Internal Revenue Code of 1986. The 2013 Regulations are generally effective for taxable years beginning on or after January 1, 2014, although earlier adoption is permitted. The Company does not expect any significant impact, especially in light of the full valuation allowance on its federal and state net deferred tax assets as of December 31, 2013.

10. Retirement Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company matches 50% of the employees’ contribution up to two thousand dollars per employee. Company contributions to the plan may be made at the discretion of the board of directors. For the years ended December 31, 2013, 2012 and 2011, the Company’s defined contribution expense was $0.8 million, $0.7 million and $0.7 million, respectively.

In connection with local foreign laws, the Company is required to have a severance plan for its employees in Korea and India. The Company’s severance pay liability is calculated based on the salary of each employee multiplied by the years of such employee’s employment, and is reflected in the Company’s balance sheet in other long-term liabilities on an accrual basis. The total liability from such severance plan amounted to $0.4 million and $0.4 million as of December 31, 2013 and 2012, respectively.

11. Segment and Geographic Information

Operating segments are based on components of the Company that engage in business activity that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by the Company’s chief operating decision maker, or CODM, to make decisions about resource allocation and performance and (b) for which discrete financial information is available. The Company’s primary business has been its semiconductor business, which comes from the development and sale of semiconductor products. Prior to fiscal year 2010, the Company was organized as, and operated in, one operating segment. In the fourth quarter of 2009, the Company acquired MontaVista which changed the way the CODM viewed and managed the business and allocated resources. This resulted in the Company having two operating segments, which were the same as the reportable segments namely, semiconductor products and software and services beginning first quarter of 2010.

During the first quarter of 2013, the Company sold certain assets and reorganized the software and services unit which resulted in a decrease in the significance of the related business unit to the overall operations of the Company. Due to such decrease in the significance of the software and services unit, the CODM now views, manages and allocates resources across the business as a whole and no longer reviews the discrete financial information for semiconductor products and software and services separately. As a result of this change, the Company manages and operates as one reporting segment, which is also the same as the reportable segment beginning in the first quarter of 2013. The Company has updated the segment disclosure to conform the presentation of the earlier periods, which previously reported two reportable segments, to one reportable segment.

The Company’s revenue consists primarily of sale of semiconductor products to providers of networking equipment and their contract manufacturers and distributors and also derives revenue from licensing software and related maintenance and support. The revenue from these sources is classified by the Company as product revenue. The Company also generates revenue from professional service arrangements which is categorized as service revenue. The total service revenue is less than 10% of the Company’s total revenue for the years ended December 31, 2013, 2012 and 2011. As a result, the financial information used to produce the Company’s general-purpose financial statements does not report this service revenue separately.

The following table is based on the geographic location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers.

Sales by geography for the periods indicated were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
United States	$90,537	$66,839	$82,277
China	77,965	65,898	75,390
Korea	30,003	16,899	12,776
Mexico	22,572	9,954	2,962
Finland	17,767	2,399	4,640
Taiwan	26,023	25,204	31,264
Japan	9,231	15,820	14,377
Malaysia	14,789	16,021	16,871
Other countries	15,106	16,446	18,648
Total	$303,993	$235,480	$259,205

The following table sets forth long lived assets, which consist of property and equipment, net by geographic regions:

	As of December 31,
	2013	2012
	(in thousands)
United States	$25,160	$27,678
All other countries	3,334	3,014
Total	$28,494	$30,692

12. Commitments and Contingencies

The Company is not currently a party to any legal proceedings and outcome of which, if determined adversely to the Company, would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expire on various dates ending in October 2022. The Company also acquires certain assets under capital leases.

In November 2013, the Company signed a new lease agreement with a landlord to lease approximately 55,440 sq. ft. in the first 12 months and 110,881 sq. ft. thereafter in a building adjacent to the Company’s principal executive office in San Jose, California. The lease term is 8.0 years commencing on the earlier of October 1, 2014 or the date the Company begins to conduct its business within any portion of the leased facility and ending ninety six (96) months thereafter. The base monthly rate to lease the facility is $0.12 million for the first 12 months and $0.25 million for months thirteen through twenty-four and then increases incrementally by approximately 3% annually through end of the lease term. Further, the Company entered into an amendment to the lease agreement related to the building in San Jose, California where the Company’s principal executive offices are located to extend the lease term to the expiration date of the new lease agreement for the adjacent building as discussed above.

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

Minimum commitments under non-cancelable operating and capital lease agreements, excluding the accrued restructuring liability (See Note 7 of the Consolidated Financial Statements) as of December 31, 2013 are as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
2014	$18,315	$5,291	$23,606
2015	11,758	6,515	18,273
2016	5,150	8,236	13,386
2017	-	8,277	8,277
2018	-	8,441	8,441
2019 thereafter	-	31,858	31,858
	$35,223	$68,618	$103,841
Less: Interest component (3.75% annual rate)	1,828
Present value of minimum lease payment	33,395

Current portion of the obligations	$17,103
Long-term portion of obligations	$16,292

Rent expense incurred under operating leases was $5.1 million, $5.4 million and $5.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In September 2013, the Company signed a purchase agreement of $5.5 million with a third party vendor to purchase any combination of core software licenses as specified in the agreement under a flexible spending program with a minimum annual spending of $2.75 million each for two years.

In September 2013, the VIE entered into a purchase agreement with a third party vendor to purchase certain test equipment amounting to $6.1 million, payable in installments over two years. Furthermore, the Company entered into an agreement with the VIE and third party vendor, whereby the Company guaranteed the payment of the test equipment in the event the VIE defaults such payment obligation. The equipment was received and recorded as of December 31, 2013.

Selected Quarterly Consolidated Financial Data (Unaudited)

The following table sets forth the Company’s unaudited consolidated statements of operations data for each of the quarters in the periods ended December 31, 2013 and 2012. The quarterly data have been prepared on the same basis as the audited consolidated financial statements. This should be read together with the consolidated financial statements and related notes included elsewhere in this Annual Report. Net income (loss) per common share, basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

	Quarter Ended
	2013				2012
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(in thousands, except per share data)

Net revenue	$81,135	$79,124	$74,204	$69,530	$66,369	$61,081	$55,287	$52,743
Cost of revenue	29,059	28,516	30,945	26,159	25,049	24,796	24,749	28,008
Gross profit	52,076	50,608	43,259	43,371	41,320	36,285	30,538	24,735
Operating expenses:
Research and development	36,127	33,630	32,424	32,415	29,318	27,444	26,123	27,058
Sales, general and administrative	17,871	14,833	16,144	15,240	21,608	19,213	18,489	12,484
Goodwill impairment	-	-	-	-	27,680	-	-	-
Total operating expenses	53,998	48,463	48,568	47,655	78,606	46,657	44,612	39,542
Income (loss) from operations	(1,922)	2,145	(5,309)	(4,284)	(37,286)	(10,372)	(14,074)	(14,807)
Other expense, net:
Interest expense	(395)	(390)	(375)	(342)	(581)	(11)	(22)	(32)
Other, net	(74)	(126)	(418)	(261)	(164)	115	(14)	(94)
Total other income (expense), net	(469)	(516)	(793)	(603)	(745)	104	(36)	(126)
Income (loss) before income taxes	(2,391)	1,629	(6,102)	(4,887)	(38,031)	(10,268)	(14,110)	(14,933)
Provision for (benefit from) income taxes	120	714	677	426	41,415	(1,719)	(2,271)	(1,104)
Net income (loss)	(2,511)	915	(6,779)	(5,313)	(79,446)	(8,549)	(11,839)	(13,829)
Net loss attributable to non-controlling interest	(2,698)	(3,421)	(2,475)	(2,129)	(607)	(424)	-	-
Net income (loss) attributable to the Company	$187	$4,336	$(4,304)	$(3,184)	$(78,839)	$(8,125)	$(11,839)	$(13,829)
Earnings per share attributable to the Company:
Net income (loss) per common share, basic	$0.00	$0.08	$(0.08)	$(0.06)	$(1.56)	$(0.16)	$(0.24)	$(0.28)
Net income (loss) per common share, diluted	$0.00	$0.08	$(0.08)	$(0.06)	$(1.56)	$(0.16)	$(0.24)	$(0.28)
(1)

Research and development expense included expenses from the VIE of $1.3 million and $3.0 million for the quarters ended September 30 and December 31, 2012, respectively; and $3.6 million, $3.7 million, $4.7 million and $3.5 million for the quarters ended March 31, June 30, September 30 and December 31, 2013, respectively.

(2)

Sales, general and administrative expense for the quarter ended March 31, 2012 includes a one-time credit adjustment related to the settlement of an escrow claim from the Celestial Semiconductor acquisition of $4.4 million.

(3)	Sales, general and administrative expense for the quarter ended September 30, 2012 includes a one-time adjustment related to the loss on disposition of certain consumer product assets of $2.7 million.
(4)	Sales, general and administrative expense for the quarter ended December 31, 2012 includes a one-time adjustment related to the impairment of intangible assets of $5.6 million.
(5)	As a result of the annual goodwill impairment test in 2012, the Company recorded a goodwill impairment charge of $27.7 million in the quarter ended December 31, 2012.
(6)

The provision for income taxes for the quarter ended December 31, 2012 was primarily related to the establishment of valuation allowance against the Company’s federal and state net deferred tax assets. After considering both negative and positive evidence to assess the recoverability of the Company’s net deferred tax assets during the fourth quarter of 2012, the Company determined that it was more-likely-than-not it would not realize the full value of its federal and state deferred tax assets.

(7)

Research and development expense for the quarter ended June 30, 2013 includes additional amortization expense of $0.6 million resulting from the change in estimated useful lives of certain consumer related intangible assets.

(8)

Sales, general and administrative expense for the quarter ended June 30, 2013 includes a one-time accrual for a contractual settlement of $1.3 million to a certain customer, which was settled in the third quarter of 2013.

(9)

Research and development expense for the quarter ended December 31, 2013 includes additional amortization expense of $2.9 million resulting from the change in estimated useful lives of certain intangible assets.

(10)

Sales, general and administrative expense for the quarter ended December 31, 2013 includes additional amortization expense of $2.7 million resulting from the change in estimated useful lives of certain intangible assets.

Schedule II — Valuation and Qualifying Accounts and Reserves

	Balance at			Balance at
	beginning			end of
Description	of period	Additions	Deductions	period
	(in thousands)
Year ended December 31, 2013
Allowance for doubtful accounts	$24	$3	$(3)	$24
Allowance for customer returns	967	2,752	(2,810)	909
Income tax valuation allowance	59,736	20,192	-	79,928

Year ended December 31, 2012
Allowance for doubtful accounts	$80	$42	$(98)	$24
Allowance for customer returns	614	3,786	(3,433)	967
Income tax valuation allowance	13,513	46,223	-	59,736

Year ended December 31, 2011
Allowance for doubtful accounts	$47	$290	$(257)	$80
Allowance for customer returns	532	2,435	(2,353)	614
Income tax valuation allowance	11,833	1,680	-	13,513

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

Cavium’s management assessed the effectiveness of Cavium’s internal control over financial reporting as of December 31, 2013, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on the assessment by Cavium’s management, Cavium’s management determined that Cavium’s internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2013. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of Cavium’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended) during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2014 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item is included in our proxy statement for our 2014 annual meeting of stockholders under the sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item relating to security ownership of certain beneficial owners and management is included in our proxy statement for our 2014 annual meeting of stockholders under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The information required by this item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the proxy statement for our 2014 annual meeting of stockholders under the section entitled “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included in our proxy statement for our 2014 annual meeting of stockholders under the sections entitled “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the information included in our proxy statement for our 2014 annual meeting of stockholders under the proposal entitled “Ratification of Selection of Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

Index to Consolidated Financial Statements

a. The following documents are filed as part of this report:

1.	Financial Statements:	45
	See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
2.	Financial Statement Schedule:	78
	Schedule II — Valuation and Qualifying Accounts and Reserve
3.	Exhibits:	82
	The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2014.

Cavium, Inc.
By /s/ Syed Ali
Syed Ali
President and Chief Executive Officer
By /s/ Arthur Chadwick
Arthur Chadwick
Chief Financial Officer, Vice President of Finance and Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Syed Ali	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2014
Syed Ali
/s/ Arthur Chadwick	Chief Financial Officer, Vice President of Finance and Administration (Principal Financial and Accounting Officer)	February 24, 2014
Arthur Chadwick
/s/ Sanjay Mehrotra	Director	February 24, 2014
Sanjay Mehrotra
/s/ Madhav Rajan	Director	February 24, 2014
Madhav Rajan
/s/ C.N. Reddy	Director	February 24, 2014
C.N. Reddy
/s/ Anthony Thornley	Director	February 24, 2014
Anthony Thornley

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
2.1	Asset Purchase Agreement, dated January 25, 2011, between the Registrant and Wavesat, Inc.	8-K	001-33435	2.1	1/31/2011

2.2	Asset Purchase Agreement, dated January 31, 2011, between the Registrant, Cavium Networks Singapore Pte. Ltd., and Celestial Semiconductor Ltd.	8-K/A	001-33435	2.2	2/3/2011

2.3	Supplemental Agreement relating to the Asset Purchase Agreement dated January 31, 2011 between the Registrant, Cavium Networks Singapore Pte. Ltd., and Celestial Semiconductor Ltd., dated March 4, 2011	8-K	001-33435	1.1	3/9/2011

2.3	Agreement and Plan Merger and Reorganization by and between the Registrant, MV Acquisition Corporation, Manta, LLC ., and MontaVista Software, Inc., dated November 6, 2009	8-K	001-33435	2.1	11/10/2009

2.4	Amendment No. 1 to Agreement and Plan Merger and Reorganization by and between the Registrant, MV Acquisition Corporation, Manta, LLC ., and MontaVista Software, Inc., dated November 6, 2009	8-K	001-33435	10.1	12/18/2009

2.5	Asset Purchase Agreement, dated July 15, 2008, between the Registrant, Cavium (Taiwan) Ltd., and Star Semiconductor Corporation	8-K	001-33435	10.1	7/16/2008

2.6	Agreement and Plan of Merger and Reorganization, dated November 6, 2009, by and between the Registrant, WWC Acquisition Corporation, WWC I, LLC, and W&W Communications, Inc.	8-K	001-33435	10.26	11/10/2008

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-33435	3.2	6/20/2011

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-140660	3.5	4/13/2007

4.1	Reference is made to exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate	S-1/A	333-140660	4.2	4/24/2007

4.4	Registration Rights Agreement by and between the Registrant and certain stockholders of MontaVista Software, Inc., dated December 14, 2009.	8-K	001-33435	4.1	12/18/2009

4.5	Shareholders Agreement dated March 4, 2011, between the Registrant and Celestial Semiconductor Ltd.	8-K	001-33435	1.2	3/9/2011

10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and officers	S-1	333-140660	10.1	2/13/2007

10.2†	2001 Stock Incentive Plan and forms of agreements thereunder	S-1	333-140660	10.2	2/13/2007

10.3†	Amended 2007 Equity Incentive Plan	10-Q	001-33435	10.1	5/6/2013

10.4†	Form of Option Agreement under 2007 Equity Incentive Plan	10-Q	001-33435	10.24	5/2/2008

10.5†	Form of Option Grant Notice and Form of Exercise Notice under 2007 Equity Incentive Plan	S-1	333-140660	10.4	2/13/2007

10.6†	Form of Restricted Stock Unit Grant Notice under 2007 Equity Incentive Plan	10-Q	001-33435	10.25	8/8/2008

10.7†	Restricted Stock Unit Retention Plan	10-K	001-33435	10.7	3/2/2009

10.8†	Executive Employment Agreement, dated January 2, 2001, between the Registrant and Syed Ali	S-1	333-140660	10.5	2/13/2007

10.9†	Amendment to Executive Employment Agreement, dated December 24, 2008, between the Registrant and Syed Ali	10-K	001-33435	10.9	3/2/2009

10.10†	Employment Offer Letter, dated December 27, 2004, between the Registrant and Arthur Chadwick	S-1	333-140660	10.6	2/13/2007

10.11†	Employment Offer Letter, dated January 22, 2001, between the Registrant and Anil K. Jain	S-1	333-140660	10.7	2/13/2007

10.12†	Amendment to Offer Letter, dated December 24, 2008, between the Registrant and Anil Jain	10-K	001-33435	10.12	3/2/2009

10.13†	Employment Offer Letter, dated May 6, 2003, between the Registrant and Rajiv Khemani	S-1	333-140660	10.8	2/13/2007

10.14†	Letter Agreement, dated September 1, 2006, between the Registrant and Anthony Thornley	S-1	333-140660	10.10	2/13/2007

10.15†	Letter Agreement, dated July 15, 2009, between the Registrant and Sanjay Mehrotra	8-K	001-33435	10.1	7/24/2009

10.16†	Letter Agreement, dated March 22, 2013, between the Registrant and Madhav Rajan	10-Q	001-33435	10.2	5/6/2013

10.17†	2013 Executive Officer Salaries	10-Q	001-33435	10.3	5/6/2013

#10.18	Master Technology License Agreement, dated December 30, 2003, between the Registrant and MIPS Technologies, Inc.	S-1/A	333-140660	10.21	4/6/2007

#10.19	MIPS Core Technology Schedule, dated as of September 29, 2010, by and among the Registrant and MIPS Technologies, Inc.	10-Q	001-33435	10.1	10/29/2010

10.20	Agreement and Plan of Merger and Reorganization by and between the Registrant, MV Acquisition Corporation, Mantra, LLC, and MontaVista Software, Inc., dated November 6, 2009.	8-K	001-33435	2.1	11/10/2009

10.21	Amendment No. 1 to Agreement and Plan of Merger and Reorganization by and between the Registrant, MV Acquisition Corporation, Mantra, LLC, and MontaVista Software, Inc., dated December 14, 2009.	8-K	001-33435	10.1	12/18/2009

10.22	Lease Agreement dated March 17, 2011, between the Registrant and SI 37, LLC (“2315 Lease”)	8-K	001-33435	10.1	3/1/2011

10.23	Lease Agreement dated November 1, 2013, between the Registrant and SI 37, LLC (“2345 Lease”)	10-Q	001-33435	10.1	11/4/2013

10.24	First Amendment to Lease Agreement dated November 1, 2013, between the Registrant and SI 37, LLC (“2315 Lease”)	10-Q	001-33435	10.2	11/4/2013

10.25†	Employment Offer Letter, dated February 11, 2011, between the Registrant and Vincent Pangrazio	10-Q	001-33435	10.1	5/6/2011

10.26	Separation Agreement, dated December 14, 2012 between Registrant and Rajiv Khemani	10-K	001-33435	10.23	2/28/2013

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

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