Form 10-Q
period 2014-03-31
CAVIUM, INC.
filed 2014-05-02
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of April 29, 2014 was: 52,837,888

CAVIUM, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of March 31, 2014	As of December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$124,106	$127,763
Accounts receivable, net of allowances of $996 and $933, respectively	56,819	43,636
Inventories	49,048	45,768
Prepaid expenses and other current assets	5,834	6,491
Total current assets	235,807	223,658
Property and equipment, net	28,562	28,494
Intangible assets, net	41,453	43,240
Goodwill	71,478	71,478
Deferred tax assets	61	61
Other assets	1,035	1,054
Total assets	$378,396	$367,985

Liabilities and Equity
Current liabilities:
Accounts payable	$24,060	$23,467
Other accrued expenses and other current liabilities	9,519	9,836
Deferred revenue	8,475	8,669
Notes payable and other	15,770	13,512
Capital lease and technology license obligations	14,227	17,103
Total current liabilities	72,051	72,587
Capital lease and technology license obligations, net of current portion	15,297	16,292
Deferred tax liability	2,365	1,931
Other non-current liabilities	2,437	2,344
Total liabilities	92,150	93,154

Commitments and contingencies (Note 11)

Equity
Common stock, par value $0.001:
200,000,000 shares authorized; 52,835,888 and 52,221,251 shares issued and outstanding, respectively	53	53
Additional paid-in capital	456,758	443,588
Accumulated deficit	(154,710)	(157,057)
Total stockholders' equity attributable to the Company	302,101	286,584
Non-controlling interest	(15,855)	(11,753)
Total equity	286,246	274,831
Total liabilities and equity	$378,396	$367,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Net revenue	$83,241	$69,530
Cost of revenue	30,350	26,159
Gross profit	52,891	43,371
Operating expenses:
Research and development	37,289	32,415
Sales, general and administrative	15,932	15,240
Total operating expenses	53,221	47,655
Loss from operations	(330)	(4,284)
Other income (expense), net:
Interest expense	(459)	(342)
Change in estimated fair value of notes payable and other	(858)	-
Other, net	135	(261)
Total other expense, net	(1,182)	(603)
Loss before income taxes	(1,512)	(4,887)
Provision for income taxes	243	426
Net loss	(1,755)	(5,313)
Net loss attributable to non-controlling interest	(4,102)	(2,129)
Net income (loss) attributable to the Company	$2,347	$(3,184)

Earnings per share attributable to the Company:
Net income (loss ) per common share, basic	$0.04	$(0.06)
Shares used in computing basic net income (loss) per common share	52,550	51,001
Net income (loss) per common share, diluted	$0.04	$(0.06)
Shares used in computing diluted net income (loss) per common share	54,221	51,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,755)	$(5,313)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	9,587	8,274
Depreciation and amortization	7,851	9,324
Deferred income taxes	198	193
Gain on sale of held for sale assets	-	(747)
Gain on disposition of certain consumer product assets	(250)	(250)
Change in estimated fair value of notes payable and other	858	-
Changes in assets and liabilities:
Accounts receivable, net	(13,183)	(2,560)
Inventories	(3,286)	5,099
Prepaid expenses and other current assets	659	1,698
Other assets	18	(338)
Accounts payable	(1,127)	(4,307)
Deferred revenue	(194)	(2,287)
Accrued expenses and other current and non-current liabilities	(242)	(629)
Net cash (used in) provided by operating activities	(866)	8,157

Cash flows from investing activities:
Purchases of property and equipment	(2,145)	(670)
Purchases of intangible assets	(1,231)	(2,343)
Proceeds received from sale of held for sale assets	-	3,350
Proceeds received from disposition of certain consumer product assets	250	250
Net cash (used in) provided by investing activities	(3,126)	587

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	3,589	6,845
Principal payment of capital lease and technology license obligations	(4,908)	(6,362)
Proceeds from notes payable from non-controlling interest of the VIE	1,400	500
Tax withholdings for stock option exercises on behalf of employees	254	-
Net cash provided by financing activities	335	983

Net increase (decrease) in cash and cash equivalents	(3,657)	9,727
Cash and cash equivalents, beginning of period	127,763	76,784
Cash and cash equivalents, end of period	$124,106	$86,511

Supplemental disclosure of cash flows from investing activities
Property and equipment and intangible assets acquired included in accounts payable, other accrued expense and other current liabilities	1,984	1,198

Supplemental disclosure of cash flow from financing activities:
Property and equipment and intangible assets acquired included in capital lease and technology license obligations	984	-

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

The condensed consolidated financial statements have been prepared in accordance with US GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. For further information, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K (File No. 001-33435) on file with the SEC for the year ended December 31, 2013.

The condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s condensed consolidated financial position at March 31, 2014, and the condensed consolidated results of its operations for the three months ended March 31, 2014 and 2013, and condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by US GAAP. Certain reclassifications have been made to prior period amounts in the condensed consolidated statements of cash flows to conform to current period presentation.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There had been no material changes to these accounting policies.

2. Net Income (Loss) Per Common Share

The following table sets forth the computation of net income (loss) per share:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)
Net income (loss) attributable to the Company	$2,347	$(3,184)
Weighted average common shares outstanding - basic	52,550	51,001
Dilutive effect of employee stock plans	1,671	-
Weighted average common shares outstanding - diluted	54,221	51,001
Net income (loss ) per common share, basic	$0.04	$(0.06)
Net income (loss) per common share, diluted	$0.04	$(0.06)

The following outstanding options and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Options to purchase common stock	610	3,834
Restricted stock units	-	2,230

3. Fair Value Measurements

At March 31, 2014 and December 31, 2013, all of the Company’s investments were classified as cash equivalents and are comprised of an investment in a money market fund. In accordance with the guidance for fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund as Level 1, which approximated $94.2 million and $94.2 million as of March 31, 2014 and December 31, 2013, respectively. The carrying amount of the Company’s accounts receivable, accounts payable and accrued expenses approximate fair value due to their short term maturities.

The notes payable and other are carried at fair value and are a Level 3 measurement. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further discussion of the fair value measurements.

4. Balance Sheet Components

Inventories

	As of March 31, 2014	As of December 31, 2013
	(in thousands)
Work-in-process	$36,334	$35,027
Finished goods	12,714	10,741
	$49,048	$45,768

Property and equipment, net

	As of March 31, 2014	As of December 31, 2013
	(in thousands)
Test equipment and mask costs	$37,021	$34,457
Software, computer and other equipment	36,428	34,945
Furniture, office equipment and leasehold improvements	1,077	938
	74,526	70,340
Less: accumulated depreciation and amortization	(45,964)	(41,846)
	$28,562	$28,494

Depreciation and amortization expense was $4.2 million and $4.5 million for the three months ended March 31, 2014 and 2013, respectively.

The Company leases certain design tools under capital lease and certain financing arrangements which are included in property and equipment, which total cost, net of accumulated amortization amounted to $15.3 and $16.2 million at March 31, 2014 and December 31, 2013, respectively. Amortization expense related to assets recorded under capital lease and certain financing agreements was $2.0 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively.

Other accrued expenses and other current liabilities

	As of March 31, 2014	As of December 31, 2013
	(in thousands)
Accrued compensation and related benefits	$4,912	$4,262
Professional fees	1,405	1,536
Customer deposits	911	1,470
Income tax payable	308	544
Deferred tax liability	41	277
Other	1,942	1,747
	$9,519	$9,836

Warranty Accrual

The following table presents a reconciliation of the warranty liability, which is included within other accrued expenses and other current liabilities above:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Beginning balance	$167	$440
Accruals and adjustments	97	85
Settlements	(92)	(155)
Ending balance	$172	$370

Deferred revenue

	As of March 31, 2014	As of December 31, 2013
	(in thousands)
Services/support and maintenance	$4,755	$5,326
Software license/subscription	1,410	1,176
Distributor deferred margin	2,310	2,167
	$8,475	$8,669

5. Business Combinations and Divestitures

Variable Interest Entity

Between May 2012 and March 2014, the Company entered into several note purchase agreements with a VIE to provide cash advances. The Company has a purchase option to acquire the assets of the VIE on terms specified in one of the note purchase agreements. As of March 31, 2014, the Company had made cash advances of $10.0 million under seven convertible notes receivable which, as amended, mature on August 31, 2014. In addition, third party investors (“non-controlling interest”) had made cash advances of $13.0 million under fifteen convertible notes receivable which mature on August 31, 2014. All the convertible notes bear interest at a rate of 6%, payable at maturity. Two of the convertible notes held by a third party investor with a principal amount of $1.0 million matured and were paid by the VIE in December 2013. Two of the convertible notes held by the Company are collateralized by a lien on the VIE’s assets. Pursuant to the convertible notes, in the event of a corporate transaction, as defined in the convertible notes, the holders of the convertible notes will be entitled to receive the principal plus a fixed return on their investment, while in case of a qualified equity financing of the VIE, as defined in the convertible notes, the outstanding principal balance plus the accrued interest on the convertible notes will be automatically converted into convertible preferred stock of the VIE at a discounted price.

In December 2013, a third party investor exchanged its convertible note with a principal of $1.4 million and invested additional cash of $1.5 million with the VIE for a $2.9 million convertible security which has the same features as the convertible notes, with the exception of the requirement for repayment, interest and maturity. The Company has determined that for accounting purposes, the convertible security has derivative features, and as such, the Company estimated the fair value of the derivative features based on market approach using Level 3 inputs. The assumptions used in the fair value estimate are related to the probability of the aforementioned capital scenarios. The assumptions used in the fair value estimate are based, in part, on significant uncertainties, are difficult to predict and could differ materially in the future. Based on the most reasonable assumptions determined by management, the fair value of the derivative feature of the convertible security as of the issuance date is approximately the same as the principal amount. Accordingly, the Company classified the $2.9 million convertible security as derivative liability within notes payable and other on the condensed consolidated balance sheets.

All of the convertible notes and derivative feature of convertible security are classified as Level 3 liability due to the above mentioned features and therefore they are all measured and presented at fair value in the condensed consolidated financial statements.  The convertible notes and the derivative feature of the convertible security are remeasured at each reporting period and, depending on the probability of the occurrence of the features mentioned above, the valuation of these instruments could range from their current fair value to approximately two times the principal amount of the convertible notes and the convertible security. As of March 31, 2014, the Company estimated the fair value of the convertible notes and derivative feature of the convertible security included in the condensed consolidated financial statements using the same fair value measurement model. Based on the Company’s assessment, there have been no changes in the probability scenarios that could significantly change the fair value of the convertible notes and derivative features of convertible security from December 31, 2013 to March 31, 2014, with the exception of a change in fair value due to the time value of money, which was recorded as a change in estimated fair value of notes and other in the statements of operations in the three months ended March 31, 2014. The table below summarizes the change in the value of the convertible notes and derivative features of the convertible security for the three months ended March 31, 2014:

	As of December 31, 2013	Additions	Change in estimated fair value recognized in statements of operations	As of March 31, 2014
	(in thousands)
Convertible notes	$10,612	$1,400	$670	$12,682
Derivative feature of convertible security	2,900	-	188	3,088
Total notes payable and other	$13,512	$1,400	$858	$15,770

In April 2014, the Company made an additional cash advance of $3.0 million to the VIE under a promissory note that bears an annual interest rate of 6% and matures on the first anniversary date of the promissory note.

The Company has concluded that it is the primary beneficiary of the VIE due to the Company’s involvement with the VIE and the purchase option to acquire the assets of the VIE. As such, the Company has included the accounts of the VIE in the condensed consolidated financial statements. The significant components of the VIE’s financial statements included in the Company’s condensed consolidated financial statements as of March 31, 2014 include cash of $0.9 million; property and equipment and intangible assets of $7.2 million; accounts payable and accrued expenses of $2.5 million; notes payable and other of $15.8 million; capital lease and technology license obligations of $6.0 million and non-controlling interest of $15.9 million. As of December 31, 2013, the significant component of the VIE’s financial statements included in the Company’s condensed consolidated financial statements include cash of $1.9 million; property and equipment and intangible assets of $6.7 million; accounts payable and accrued expenses of $3.4 million; notes payable and other of $13.5 million; capital lease and technology license obligations of $6.3 million and non-controlling interest of $11.8 million. For the three months ended March 31, 2014 and 2013, the Company’s portion of the net loss of the VIE was $2.2 million and $1.6 million, respectively.

Disposition of Certain Consumer Product Assets

In September 2012, the Company completed the sale of certain consumer product assets to a third party company. The consumer product assets that were sold originated from the acquisition of Star Semiconductor Corporation in fiscal year 2008 and had been further developed by the Company. Under an asset purchase agreement, the Company agreed to transfer certain assets such as property and equipment and intangible assets to the third party company for an aggregate cash consideration of $2.4 million, payable in installments starting from January 10, 2013 through January 10, 2015. The Company determined that the payment terms were not fixed and determinable and as such the Company treated this transaction as disposition of assets and will recognize the future payments as a credit to sales, general and administrative expenses when the payments are due. The carrying value of the assets related to the sale of $2.7 million was recognized as a loss on disposition of certain consumer product assets within sales, general and administrative expenses during the third quarter of 2012. During the three months ended March 31, 2014 and 2013, the Company received total installment cash consideration of $0.3 million and $0.3 million, respectively, which were recognized as credits within sales, general and administrative expenses.

Sale of Held for Sale Assets

In January 2013, the Company completed the sale of certain assets to a third-party company. The assets sold originated from the acquisition of MontaVista Software, Inc. in fiscal year 2009. Under the asset purchase agreement, the Company agreed to transfer certain assets for an aggregate cash consideration of $3.3 million and the carrying value of the assets held for sale was approximately $2.6 million. The difference between the sale consideration and the carrying value of the assets held for sale of $0.7 million was recognized as a gain on sale of held for sale assets within sales, general and administrative expenses during the three months ended March 31, 2013.

6. Goodwill and Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of the goodwill as of March 31, 2014 was $71.5 million, unchanged from the balance at December 31, 2013.

Intangible assets, net

	As of March 31, 2014
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Technology licenses	$70,120	$(34,443)	$35,677	7.64
Existing and core technology - product	42,084	(36,796)	5,288	1.49
Customer contracts and relationships	8,991	(8,862)	129	1.08
Trade name	2,296	(1,937)	359	0.86
Order backlog	640	(640)	-	-
Total amortizable intangible assets	$124,131	$(82,678)	$41,453	6.79

	As of December 31, 2013
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Technology licenses	$68,175	$(32,015)	$36,160	7.88
Existing and core technology - product	42,086	(35,637)	6,449	1.68
Customer contracts and relationships	8,991	(8,827)	164	1.30
Trade name	2,296	(1,829)	467	1.10
Order backlog	640	(640)	-	-
Total amortizable intangible assets	$122,188	$(78,948)	$43,240	6.87

Amortization expense was $3.7 million and $4.8 million for the three months ended March 31, 2014 and 2013, respectively. The estimated future amortization expense from amortizable intangible assets is as follows (in thousands):

Remainder of 2014	$9,977
2015	7,124
2016	5,016
2017	3,216
2018	3,057
2019 and thereafter	13,063
$41,453

7. Restructuring Accrual

The excess facility related restructuring accrual at the beginning of 2014 relates to the unused leased facility in Canada. The lease expired in March 2014.

In connection with a workforce reduction during the three months ended March 31, 2014, the Company incurred and paid $0.6 million related to severance and other related benefits.

A summary of the accrued restructuring liabilities including related activities during the three months ended March 31, 2014, is as follows:

	Severance and other benefits	Excess Facility Related Cost	Total
	(in thousands)
Balance at December 31, 2013	$-	$57	$57
Additions	570	-	570
Cash payments and other non-cash adjustments	(570)	(57)	(627)
Balance at March 31, 2014	$-	$-	$-

8. Equity

Equity Incentive Plans

The following table summarizes the details related to stock options granted and outstanding under the 2007 Equity Incentive Plan and 2001 Stock Incentive Plan for the three months ended March 31, 2014:

	Number of Shares Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2013	3,552,216	17.79
Options granted	153,000	37.83
Options exercised	(310,488)	11.56
Options cancelled and forfeited	(2,000)	0.30
Balance as of March 31, 2014	3,392,728	19.28

The fair value of each option grants for the three months ended March 31, 2014 and 2013 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	1.47%	0.32%
Expected life	4.53 years	4.53 years
Dividend yield	0%	0%
Volatility	43.8%	49.6%

The estimated weighted-average grant date fair value of options granted for the three months ended March 31, 2014 and 2013 were $14.37 per share and $15.30 per share, respectively.

As of March 31, 2014, there is $6.6 million of unrecognized compensation costs, net of estimated forfeitures, related to stock options granted under the Company’s 2007 Equity Incentive Plan and 2001 Stock Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.66 years.

The following table summarizes the details related to restricted stock units, or RSUs, granted and outstanding under the 2007 Equity Incentive Plan for the three months ended March 31, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2013	1,776,170	35.64
Granted	1,016,955	37.54
Issued and released	(304,148)	33.65
Cancelled and forfeited	(16,331)	36.21
Balance as of March 31, 2014	2,472,646	36.66

For restricted stock units, or RSUs, stock-based compensation expense is calculated based on the market price of the Company’s common stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.

In February 2014, the Company granted one-year performance-based RSU’s. During the three months ended March 31, 2014, the Company evaluated the probability of achieving the milestone and determined that the fair value of these performance RSU’s was $2.1 million. The Company recorded the related stock-based compensation expense for the three months ended March 31, 2014 and continues to evaluate the probability of achieving the milestone at each reporting period and adjust any RSU expense which is included in stock-based compensation expense.

As of March 31, 2014, there was $73.9 million of unrecognized compensation costs, net of estimated forfeitures related to RSUs granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.87 years.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cost of revenue	$247	$287
Research and development	5,404	3,906
Sales, general and administrative	3,936	4,081
	$9,587	$8,274

The total stock-based compensation cost capitalized as part of inventory as of March 31, 2014 and December 31, 2013 was not significant.

Changes in equity

A reconciliation of the changes in equity for the three months ended March 31, 2014 is presented below:

	Attributable to the Company	Attributable to non-controlling interest	Total equity
	(in thousands)
Balance at December 31, 2013	$286,584	$(11,753)	$274,831
Common stock issued in connection with exercises of stock options	3,589	-	3,589
Stock-based compensation	9,581	-	9,581
Net income (loss)	2,347	(4,102)	(1,755)
Balance at March 31, 2014	$302,101	$(15,855)	$286,246

9. Income Taxes

The quarterly provision for income taxes is based on the estimated annual effective tax rate, plus any discrete items. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Loss before income taxes	$(1,512)	$(4,887)
Provision for income taxes	243	426
Effective tax rate	-16.1%	-8.7%

The provision for income taxes for the three months ended March 31, 2014 was primarily related to earnings in foreign jurisdictions. The difference between the benefit from income taxes that would be derived by applying the statutory rate to the Company’s loss before income taxes and the provision for income taxes recorded for the three months ended March 31, 2014 was primarily attributable to the difference in foreign tax rates and an increase in indefinite lived intangible related deferred tax liability. The provision for income taxes for the three months ended March 31, 2013 was primarily related to earnings in foreign jurisdictions. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to the Company’s loss before income taxes and the provision for income taxes recorded for March 31, 2013 was primarily attributable to the impact of losses that are not benefited, the difference in foreign tax rates and an increase in indefinite lived intangible related deferred tax liability.

The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of the Company’s net deferred tax assets during the fourth quarter of 2012, the Company determined that it was more-likely-than-not it would not realize the full value of its federal and state deferred tax assets. As such, the Company determined that as of December 31, 2012, a full valuation allowance was required on its net federal and state deferred tax assets. Adjustments could be required in the future if the Company concludes that it is more-likely-than-not that these net deferred tax assets are recoverable. A release of the valuation allowance could have the effect of decreasing the income tax provision in the period the valuation allowance is released. The Company continues to monitor the likelihood that it will be able to recover its deferred tax assets. As of March 31, 2014, the Company believes that it is not more likely than not that it will be able to fully realize its United States federal and state deferred tax assets and, as such, the Company continues to provide a full valuation allowance on those deferred tax assets.

As of March 31, 2014 and December 31, 2013, the Company had unrecognized tax benefits for income taxes associated with uncertain tax positions of $14.8 million and $14.6 million, respectively. If all of these unrecognized tax benefits were recognized, $0.7 million would reduce the Company’s effective tax rate. The Company is not anticipating any significant changes in unrecognized tax benefits in the next 12 months.

The Company’s major tax jurisdictions are the United States federal government, the states of California and Massachusetts, Japan, India, China and Singapore. The Company files income tax returns in the United States federal jurisdiction, the states of California and Massachusetts, various other states, and foreign jurisdictions in which it has a subsidiary or branch operations. The United States federal corporation income tax returns beginning with the 2000 tax year remain subject to examination by the Internal Revenue Service, or IRS. The California corporation income tax returns beginning with the 2000 tax year remain subject to examination by the California Franchise Tax Board. As of March 31, 2014, there are no on-going tax audits in the major tax jurisdictions other than India. The India tax audit is for the tax years 2010 and 2011, and the Company does not expect any significant tax adjustments.

The federal research and development credits regulation, which was extended for two years under The American Taxpayer Relief Act of 2012, expired at the end of 2013.  As a result, the quarterly provision and the annual effective tax rate did not consider the effects of the federal research and development credits.

10. Segment and Geographic Information

Operating segments are based on components of the Company that engage in business activity that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by the Company’s chief operating decision maker, or CODM, to make decisions about resource allocation and performance and (b) for which discrete financial information is available. The Company manages and operates as one reporting segment.

The Company’s revenue consists primarily of sale of semiconductor products to network equipment providers and data centers and their contract manufacturers and distributors and also derives revenue from licensing software and related maintenance and support. The revenue from these sources is classified by the Company as product revenue. The Company also generates revenue from professional service arrangements which is categorized as service revenue. The total service revenue is less than 10% of the Company’s total revenue for the three months ended March 31, 2014 and 2013. As a result, the financial information used to produce the Company’s general-purpose financial statements does not report this service revenue separately.

The following table is based on the geographic location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers.

Sales by geography for the periods indicated were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
United States	$30,077	$22,651
China	22,004	16,820
Korea	3,664	7,035
Mexico	4,650	4,150
Finland	7,712	2,455
Taiwan	6,198	5,891
Malaysia	2,834	3,465
Other countries	6,102	7,063
Total	$83,241	$69,530

The following table sets forth long lived assets, which consist of property and equipment, net by geographic regions:

	As of March 31, 2014	As of December 31, 2013
	(in thousands)
United States	$24,164	$25,160
All other countries	4,398	3,334
Total	$28,562	$28,494

11. Commitments and Contingencies

The Company is not currently a party to any legal proceedings and outcome of which, if determined adversely to the Company, would have a material adverse effect on the condensed consolidated financial position, condensed results of operations or condensed cash flows of the Company.

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

Minimum commitments under non-cancelable operating and capital lease agreements as of March 31, 2014 are as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
Remainder of 2014	$13,716	$4,165	$17,881
2015	12,103	6,928	19,031
2016	5,150	8,680	13,830
2017	-	8,731	8,731
2018	-	8,929	8,929
2019 thereafter	-	31,983	31,983
	$30,969	$69,416	$100,385
Less: Interest component (3.75% annual rate)	1,445
Present value of minimum lease payment	29,524

Current portion of the obligations	$14,227
Long-term portion of obligations	$15,297

Rent expense incurred under operating leases was $1.4 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively.

In September 2013, the VIE entered into a purchase agreement with a third party vendor to purchase certain test equipment amounting to $6.1 million, payable in installments over two years. The equipment was received and recorded in the fourth quarter of 2013. In January 2014, the VIE purchased and recorded additional parts to the test equipment amounting to $1.0 million, payable in installment over two years. The Company has an agreement with the VIE and third party vendor, whereby the Company guaranteed the payment of the test equipment in the event the VIE defaults such payment obligation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document.

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
—

We acquired Celestial Systems, Inc. in October 2010. With the acquisition of Celestial Systems, we gained additional professional services such as Digital Media product development and Android commercialization and support.

—

We completed the acquisition of substantially all of the assets and assumed certain liabilities of Wavesat Inc. in January 2011. This acquisition added multicore wireless digital system processing to our embedded processor product line.

—

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

Customer Product Life Cycle. We typically commence commercial shipments from nine months to three years following a design win. Once our product is in production, revenue from a particular customer may continue for several years. We estimate our customers’ product life cycles based on the customer, type of product and end market. In general, products that go into the enterprise network and data center take longer to reach volume production but tend to have longer lives. Products for other markets, such as broadband and consumer, tend to ramp relatively quickly, but generally have shorter life cycles. We estimate these life cycles based on our management’s experience with network equipment providers and data centers as well as the semiconductor market as a whole.

Results of Operations

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Three Months Ended March 31,
	2014	2013	change	%
	(in thousands)
Net revenue	$83,241	$69,530	$13,711	19.7%
Cost of revenue	30,350	26,159	4,191	16.0%
Gross Profit	$52,891	$43,371	$9,520	22.0%
Gross Margin	63.5%	62.4%	1.1%

Net Revenue. Our net revenue consists primarily of sales of our semiconductor products to network equipment providers and data centers and their contract manufacturers and distributors. Initial sales of our products for a new design are usually made directly to network equipment providers and data centers as they design and develop their product. Once their design enters production, they often outsource their manufacturing to contract manufacturers that purchase our products directly from us or from our distributors. We price our products based on market and competitive conditions and periodically reduce the price of our products, as market and competitive conditions change, and as manufacturing costs are reduced. We do not experience different margins on direct sales to network equipment providers and data centers and indirect sales through contract manufacturers because in all cases we negotiate product pricing directly with the network equipment providers and data centers. To date, substantially all of our revenue has been denominated in U.S. dollars.

Three customers together accounted for 41.8% of our net revenue for the three months ended March 31, 2014 and one customer accounted for 18.9% of our net revenue for the three months ended March 31, 2013. No other customer accounted for more than 10% of our revenues for the three months ended March 31, 2014 and 2013.

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. We have an existing agreement with a distributor to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to this distributor, we defer revenue and costs until products are sold to its end customers. For the three months ended March 31, 2014 and 2013, 4.3% and 5.9%, respectively, of our net revenues were from products sold by this distributor. Revenue recognition depends on notification from this distributor that product has been sold to its end customers.

We use our distributors, other than the distributor discussed above, primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through these distributors accounted for 27.9% and 30.8% of net revenue for the three months ended March 31, 2014 and 2013, respectively. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

Our net revenue increased by $13.7 million or 19.7% in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in net revenue was attributable mainly to the increase in sales in our enterprise network; data center and access and service provider markets, combined of $17.4 million which was partially offset by the decrease in sales in our broadband and consumer market of $3.7 million. The overall increase in sales in our enterprise networks; data center; and access and service provider markets was mainly due to the fluctuation in demand for our products in those respective markets, as a result of the timing of our customers’ volume production of our design wins. The decrease in sales of our broadband and consumer market was mainly due to the fluctuation in demand for our products in those respective markets and to a certain extent, due to lesser focus on certain consumer product markets.

The following table is based on the geographic location of our customers including the original equipment manufacturers, contract manufacturers or the distributors who purchased our products and services. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods presented were:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
United States	$30,077	$22,651
China	22,004	16,820
Korea	3,664	7,035
Mexico	4,650	4,150
Finland	7,712	2,455
Taiwan	6,198	5,891
Malaysia	2,834	3,465
Other countries	6,102	7,063
Total	$83,241	$69,530

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

We use third-party foundries and assembly and test contractors, which are primarily located in Asia, to manufacture, assemble and test our semiconductor products. We purchase processed wafers on a per wafer basis from our fabrication suppliers, which are currently Samsung, TSMC, Global Foundries, and Fujitsu. We also outsource the sort, assembly, final testing and other processing of our product to third-party contractors, primarily ASE Electronics in Taiwan, Malaysia and Singapore, as well as ISE Labs, Inc., in the United States. We negotiate wafer fabrication on a purchase order basis. There are no long-term agreements with any of these third-party contractors. A significant disruption in the operations of one or more of these third-party contractors would impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition and results of operations.

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

Cost of revenue increased by $4.2 million or 16.0% in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to the increase in net revenue. Gross margin increased by 1.1 percentage point from 62.4% in the three months ended March 31, 2013 to 63.5% in the three months ended March 31, 2014. The increase in the overall gross margin was mainly due to overall increases in revenue, which was partially offset by the shifts of product sales mix of our higher and lower performance products. Higher performance products yields higher gross margins compared to our lower performance products.

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

	Three Months Ended March 31,
	2014	2013	change	%
	(in thousands)
Research and development expenses	$37,289	$32,415	$4,874	15.0%
Percent of total net revenue	44.8%	46.6%	-1.8%

Research and development expenses increased by $4.9 million or 15.0% in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Research and development expense in the three months ended March 31, 2014 and 2013 included $4.2 million and $3.6 million, respectively, from a variable interest entity, or VIE. The remaining research and development expense increased by $4.3 million or 14.9%.

The increase was mainly due to increase in salaries and employee benefits of $2.5 million and stock-based compensation expense and related taxes of $2.0 million, mainly resulting from the increase in research and development headcount and increase in stock option and RSU grants. The other increase of $1.2 million was due to increase in facilities expense, design tools and other miscellaneous research and development, as a result of the increase in research and development activities to support the development of our new products. The increases as discussed above were partially offset by the decrease in outsourced product development cost mainly in our consumer related products of $0.7 million and decrease in depreciation and amortization expense of $0.7 million mainly due to the acceleration of estimated useful life of certain intangible assets in the first and fourth quarter of 2013. Research and development headcount was 631 at March 31, 2014 compared to 534 at March 31, 2013.

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

	Three Months Ended March 31,
	2014	2013	change	%
	(in thousands)
Sales, general and administrative expenses	$15,932	$15,240	$692	4.5%
Percent of total net revenue	19.1%	21.9%	-2.8%

Sales, general and administrative expenses increased by $0.7 million or 4.5% in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Sales, general and administrative expenses in the three months ended March 31, 2014 included $0.3 million from a VIE. The remaining sales, general and administrative expenses increased by $0.4 million or 2.8%. Salaries and employee benefits increased by $0.4 million and facilities expense and other miscellaneous sales, general and administrative expenses, combined increased by $0.1 million mainly due to the increase in headcount. In the three months ended March 31, 2013, we recorded credits of $0.7 million associated with the gain on sale of held for sale assets. The increases in sales, general and administrative expenses as discussed above were partially offset by the decrease in the cost incurred for severance and other benefits of $0.6 million related to restructuring activities during the three months ended March 31, 2014 and 2013, and the decrease in depreciation and amortization expense of $0.2 million mainly due to the acceleration of amortization of certain acquired intangible asset in the fourth quarter of 2013. Sales, general and administrative headcount was 171 at March 31, 2014 compared to 154 at March 31, 2013.

Other income (expense), net. Other income (expense), net primarily includes interest income on cash and cash equivalents, foreign currency gains and losses, financing expenses, change in the estimated fair value of notes payable and other, interest expense associated with capital lease and technology license obligations and interest expense associated with the notes payable of the VIE. Total other income (expense), net for the periods presented were:

	Three Months Ended March 31,
	2014	2013	change	%
	(in thousands)
Interest expense	$(459)	$(342)	$(117)	34.2%
Change in estimated fair value of notes payable and other	(858)	-	(858)	-100.0%
Other, net	135	(261)	396	-151.7%
Total other expense, net	$(1,182)	$(603)	$(579)	96.0%

Other expense, net, increased by $0.6 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was due to the increase in interest expense associated with notes payable of the VIE and long-term capital and technology license obligations and recognition of the change in estimated fair value of notes payable and other. These increases were partially offset by other, net which consists mainly of foreign exchange gains in the three months ended March 31, 2014 compared to foreign exchange losses in the three months ended March 31, 2013.

Provision for Income Taxes. For the three months ended March 31, 2014 and 2013, the provision for income taxes was based on our estimated annual effective tax rate, plus any discrete items, and taking into account valuation allowance, as necessary, in compliance with applicable guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the provision for income taxes and the effective tax rates for the respective periods presented:

	Three Months Ended March 31,
	2014	2013	change	%
	(in thousands)
Loss before income taxes	$(1,512)	$(4,887)	$3,375	-69.1%
Provision for income taxes	243	426	(183)	-43.0%
Effective tax rate	-16.1%	-8.7%	-7.4%

The provision for income taxes for the three months ended March 31, 2014 was primarily related to earnings in foreign jurisdictions. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision for income taxes recorded for the three months ended March 31, 2014 was primarily attributable to the difference in foreign tax rates and increase in indefinite lived intangible related deferred tax liability. The provision for income taxes for the three months ended March 31, 2013 was primarily related to earnings in foreign jurisdictions. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision for income taxes recorded for March 31, 2013 was primarily attributable to the impact of losses that are not benefited, the difference in foreign tax rates and increase in indefinite lived intangible related deferred tax liability.

Liquidity and Capital Resources

Following is a summary of our working capital and cash and cash equivalents as of the periods presented:

	As of March 31, 2014	As of December 31, 2013
	(in thousands)
Working capital	$163,756	$151,071
Cash and cash equivalents	124,106	127,763

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash (used in) provided by operating activities	$(866)	$8,157
Net cash (used in) provided by investing activities	(3,126)	587
Net cash provided by financing activities	335	983

Cash Flows from Operating Activities

Net cash flows from operating activities decreased by $9.1 million from net cash provided by operating activities of $8.2 million in the three months ended March 31, 2013 to net cash used in operating activities of $0.9 million in the three months ended March 31, 2014. Total cash inflow from income after adjustment of non-cash items in the three months ended March 31, 2014 and 2013 were $16.5 million and $11.5 million, respectively. The increase resulted mainly from higher net revenue which generated higher income from operations. Changes in assets and liabilities resulted in net cash outflow of $17.4 million in the three months ended March 31, 2014 compared to a cash inflow of $3.3 million in the three months ended March 31, 2013. The significant changes in assets and liabilities in three months ended March 31, 2014 were higher accounts receivable resulting from higher revenue and timing of collections from customers and higher inventories due to the timing of inventory build-up. The significant changes in assets and liabilities in the three months ended March 31, 2013 were mainly due to lower accounts payable and accrued expenses due to the timing of payments to vendors, lower deferred revenue resulted from lower subscription licenses and professional service billings to customers and higher receivable resulted from the timing of collections from customers.

Cash Flows from Investing Activities

Net cash used in investing activities in the three months ended March 31, 2014 was $3.1 million compared to net cash provided by investing activities of $0.6 million in the three months ended March 31, 2013. Net cash used in investing activities in the three months ended March 31, 2014 resulted from the cash payments made to purchase property and equipment of $2.1 million and intangible assets of $1.2 million, which was partially offset by the proceeds received from the disposition of certain consumer product assets of $0.3 million.

Net cash provided by investing activities in the three months ended March 31, 2013 resulted from the receipt of cash proceeds related to the sale of certain held for sale assets of $3.3 million and proceeds from disposition of certain consumer product assets of $0.3 million, which was partially offset by the cash payments made to purchase intangible assets of $2.3 million and property and equipment of $0.7 million.

Cash Flows from Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2014 was $0.3 million compared to $1.0 million in the three months ended March 31, 2013. Net cash provided by financing activities in the three months ended March 31, 2014 resulted mainly from the proceeds received from issuance of common stock upon the exercise of options of $3.6 million, proceeds from notes payable of the non-controlling interest of the VIE of $1.4 million and tax withholdings for stock option exercises on behalf of employees remitted to the government in succeeding quarter of $0.3 million, which were partially offset by the principal payments of capital lease and technology license obligations of $4.9 million. Net cash provided by financing activities in the three months ended March 31, 2013 resulted from the proceeds received from issuance of common stock upon exercise of options of $6.8 million and proceeds from notes payable of the non-controlling interest of the VIE of $0.5 million, partially offset by the principal payments of capital lease and technology license obligations of $6.4 million.

Capital Resources

Cash equivalents consist of an investment in a money market fund. We believe that our $124.1 million of cash and cash equivalents at March 31, 2014, and expected cash flow from operations, if any, will be sufficient to fund our projected operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, other than disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known through the filing of this report, we believe our exposure related to the above indemnities of March 31, 2014, is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of March 31, 2014:

	Payments Due By Period
	Total	Remainder of 2014	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$69,416	$4,165	$15,608	$17,660	$31,983
Capital lease and technology license obligations	30,969	13,716	17,253	-	-
Total	$100,385	$17,881	$32,861	$17,660	$31,983

As of March 31, 2014, the liability for uncertain tax positions was $0.7 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

In September 2013, the VIE entered into a purchase agreement with a third party vendor to purchase certain test equipment amounting to $6.1 million, payable in installments over two years. The equipment was received and recorded in the fourth quarter of 2013. In January 2014, the VIE purchased and recorded additional parts to the test equipment amounting to $1.0 million, payable in installment over two years. We have an agreement with the VIE and third party vendor, whereby we guaranteed the payment and will assume the ownership of the test equipment in the event the VIE defaults such payment obligation.

In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either not enforceable or legally binding or are subject to change based on our business decisions.

Critical Accounting Policies and Estimates

The preparation of our financial statements and accompanying disclosures in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The SEC has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) stock-based compensation; (3) inventory valuation; (4) accounting for income taxes; (5) mask costs; (6) business combinations and (7) valuation of goodwill and purchased intangible assets and related estimated useful lives of intangible assets. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. Management believes that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 24, 2014.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the three months ended March 31, 2014, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on February 24, 2014.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2014.

Risks Related to Our Business and Industry

*We have a limited history of profitability, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.

We incurred a net loss attributable to the Company in the fourth quarter of 2011, and for each of the quarters since then through the second quarter of 2013. As of March 31, 2014, our accumulated deficit was $154.7 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that may require additional expenditures. As a result of these expenditures, we may not generate sufficient revenue to achieve profitability. Our revenue growth trend in 2013 may not be sustainable, and accordingly, we may incur losses in the future.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 55.0% and 49.3% of our net revenue from our top five customers for the three months ended March 31, 2014 and 2013, respectively. Three customers together accounted for 41.8% of our net revenue for the three months ended March 31, 2014 and one customer accounted for 18.9% of our net revenue for the three months ended March 31, 2013. No other customer accounted for more than 10% of our revenues for the three months ended March 31, 2014 and 2013. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and that the portion of our revenues attributable to some of these customers may increase in the future. However, we may not be able to maintain or increase sales to some of our top customers for a variety of reasons, including the following:

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

The failure of our patents and other intellectual property protections to adequately protect our technology might make it easier for our competitors to offer similar products or technologies, which would harm our business. We have been issued 63 patents in the United States and 30 patents in foreign countries and have an additional 161 patent applications pending in the United States and 48 patent applications pending in foreign countries as of March 31, 2014. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

*Features of debt financings of a variable interest entity that is included in our consolidated financial statements may create accounting charges that could reduce profitability.

As of March 31, 2014, we made cash advances of $10.0 million for several convertible notes receivable with a variable interest entity, or VIE. We concluded that we are the primary beneficiary of the VIE due to our involvement with the VIE and our purchase option to acquire the assets of the VIE and therefore we have included the accounts of the VIE in our consolidated financial statements.  As of March 31, 2014, in addition to the cash advances from us, the VIE received $13.0 million from third party investors for several convertible notes receivable and $2.9 million for a convertible security. All of the convertible notes contain a convertible feature in the event of a qualified equity financing of the VIE as defined in the convertible notes. In the event of a corporate transaction, as defined in the convertible notes, the holders of the convertible notes will be entitled to receive the principal of the notes plus a fixed return on their investment. The convertible security has the same features as the convertible notes, with the exception of the requirement for repayment and interest. We determined that for accounting purposes, the convertible security has derivative features. All of the convertible notes and the derivative feature of the convertible security are presented at fair value in our consolidated financial statements following the authoritative guidance of fair value measurement and disclosure. Therefore, we estimate the fair value of the convertible notes and the derivative feature of the convertible security at each reporting period. The assumptions used in the fair value estimate include the probability of a qualified equity financing or a corporate transaction of the VIE. The assumptions used in the fair value estimate are based, in part, on significant uncertainties, are difficult to predict and could differ materially in the future. The fair value of the convertible notes and derivative feature of the convertible security could increase to up to two times the principal amount and the accrued interest of the convertible notes and the principal amount of the convertible security in future reporting periods which would require us to record expense in our consolidated financial statements, which could reduce our profitability. As of and for the three months ended March 31, 2014, we estimated the fair value of the convertible notes and derivative feature of the convertible security and recorded a $0.9 million charge for the change in the fair value of the related instruments in our statements of operations. The VIE may issue additional notes on similar terms in the future, which could increase the expense we would have to record in our consolidated financial statements, which could reduce our profitability.

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

Although we reserve for uncertain tax positions, including related penalties and interest, the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to record additional income tax expense or establish an additional valuation allowance, which could materially impact our financial position and results of operations. (See Note 9 of the Notes to Condensed Consolidated Financial Statements).

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

We assessed that it was more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance on our federal and state deferred tax assets during the fourth quarter of 2012 and continue to maintain a valuation allowance on our federal and state deferred tax assets at the end of 2013 and as of March 31, 2014.

Risks Related to our Common Stock

The market price of our common stock may be volatile, which could cause the value of your investment to decline.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through March 2014, our stock price has fluctuated from a low of $7.61 to a high of $47.60. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

None

Item 6. Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVIUM, INC.

Date: May 2, 2014	By:	/S/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer and Vice President of Finance and Administration

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant(2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (3)

10.1†	Amended 2007 Equity Incentive Plan

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

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