Form 10-Q
period 2014-06-30
CAVIUM, INC.
filed 2014-08-01
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of July 28, 2014 was: 53,607,135

CAVIUM, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of June 30, 2014	As of December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$140,580	$127,763
Accounts receivable, net of allowances of $1,118 and $933, respectively	52,141	43,636
Inventories	56,750	45,768
Prepaid expenses and other current assets	7,903	6,491
Total current assets	257,374	223,658
Property and equipment, net	30,319	28,494
Intangible assets, net	39,161	43,240
Goodwill	71,478	71,478
Other assets	1,600	1,115
Total assets	$399,932	$367,985

Liabilities and Equity
Current liabilities:
Accounts payable	$28,466	$23,467
Other accrued expenses and other current liabilities	10,196	9,836
Deferred revenue	8,151	8,669
Notes payable and other	29,697	13,512
Capital lease and technology license obligations	16,375	17,103
Total current liabilities	92,885	72,587
Capital lease and technology license obligations, net of current portion	11,557	16,292
Deferred tax liability	2,461	1,931
Other non-current liabilities	2,521	2,344
Total liabilities	109,424	93,154

Commitments and contingencies (Note 11)

Equity
Common stock, par value $0.001:
200,000,000 shares authorized; 53,594,420 and 52,221,251 shares issued and outstanding, respectively	54	53
Additional paid-in capital	474,710	443,588
Accumulated deficit	(165,754)	(157,057)
Total stockholders' equity attributable to the Company	309,010	286,584
Non-controlling interest	(18,502)	(11,753)
Total equity	290,508	274,831
Total liabilities and equity	$399,932	$367,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenue	$90,681	$74,204	$173,922	$143,734
Cost of revenue	33,897	30,945	64,247	57,104
Gross profit	56,784	43,259	109,675	86,630
Operating expenses:
Research and development	38,834	32,424	76,123	64,839
Sales, general and administrative	17,017	16,144	32,949	31,384
Total operating expenses	55,851	48,568	109,072	96,223
Income (loss) from operations	933	(5,309)	603	(9,593)
Other income (expense), net:
Interest expense	(333)	(375)	(792)	(717)
Change in estimated fair value of notes payable and other	(13,927)	-	(14,785)	-
Other, net	(53)	(418)	82	(679)
Total other expense, net	(14,313)	(793)	(15,495)	(1,396)
Loss before income taxes	(13,380)	(6,102)	(14,892)	(10,989)
Provision for income taxes	311	677	554	1,103
Net loss	(13,691)	(6,779)	(15,446)	(12,092)
Net loss attributable to non-controlling interest	(2,647)	(2,475)	(6,749)	(4,604)
Net loss attributable to the Company	$(11,044)	$(4,304)	$(8,697)	$(7,488)

Earnings per share attributable to the Company:
Net loss per common share, basic	$(0.21)	$(0.08)	$(0.16)	$(0.15)
Shares used in computing basic net loss per common share	53,197	51,493	52,875	51,248
Net loss per common share, diluted	$(0.21)	$(0.08)	$(0.16)	$(0.15)
Shares used in computing diluted net loss per common share	53,197	51,493	52,875	51,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(15,446)	$(12,092)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	19,819	16,967
Depreciation and amortization	15,890	17,940
Deferred income taxes	182	398
Gain on sale of held for sale assets	-	(747)
Gain on disposition of certain consumer product assets	(500)	(500)
Change in estimated fair value of notes payable and other	14,785	-
Changes in assets and liabilities:
Accounts receivable, net	(8,504)	(11,154)
Inventories	(10,987)	6,987
Prepaid expenses and other current assets	(1,412)	607
Other assets	(271)	(237)
Accounts payable	3,096	2,312
Deferred revenue	(518)	(2,346)
Accrued expenses and other current and non-current liabilities	123	1,587
Net cash provided by operating activities	16,257	19,722

Cash flows from investing activities:
Purchases of property and equipment	(8,695)	(2,841)
Purchases of intangible assets	(1,999)	(2,992)
Proceeds received from sale of held for sale assets	-	3,350
Proceeds received from disposition of certain consumer product assets	500	500
Net cash used in investing activities	(10,194)	(1,983)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	11,308	7,416
Principal payment of capital lease and technology license obligations	(6,499)	(8,846)
Proceeds from notes payable from non-controlling interest of the VIE	1,400	4,550
Tax withholdings for stock option exercises on behalf of employees	545	-
Net cash provided by financing activities	6,754	3,120

Net increase in cash and cash equivalents	12,817	20,859
Cash and cash equivalents, beginning of period	127,763	76,784
Cash and cash equivalents, end of period	$140,580	$97,643

Supplemental disclosure of cash flows from investing activities
Property and equipment and intangible assets acquired included in accounts payable, other accrued expense and other current liabilities	2,166	1,688

Supplemental disclosure of cash flow from financing activities:
Property and equipment and intangible assets acquired included in capital lease and technology license obligations	984	625

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

The condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s condensed consolidated financial position at June 30, 2014, and the condensed consolidated results of its operations for the three and six months ended June 30, 2014 and 2013, and condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued changes to the accounting guidance for determining which disposals are required to be presented as discontinued operations. The changes require a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results when any of the following occurs: the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, the component of an entity or group or components of an entity is disposed of by sale, or the component of an entity or group of components of an entity is disposed of other than by sale. The amendments apply on a prospective basis to disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years, with early adoption permitted. The Company does not expect that this new change to the accounting guidance will have a significant impact on the Company’s consolidated financial statements.

In May 2014, FASB issued a new guidance on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. The new revenue guidance’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the guidance requires five basic steps: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when or as the entity satisfies a performance obligation. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods during the annual period. Early adoption is prohibited. Different transition methods are available - full retrospective method and a modified retrospective (cumulative effect) approach. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

2. Net Loss Per Common Share

The following table sets forth the computation of net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)		(in thousands, except per share data)
Net loss attributable to the Company	$(11,044)	$(4,304)	$(8,697)	$(7,488)
Weighted average common shares outstanding - basic	53,197	51,493	52,875	51,248
Dilutive effect of employee stock plans	-	-	-	-
Weighted average common shares outstanding - diluted	53,197	51,493	52,875	51,248
Net loss per common share, basic	$(0.21)	$(0.08)	$(0.16)	$(0.15)
Net loss per common share, diluted	$(0.21)	$(0.08)	$(0.16)	$(0.15)

The following outstanding options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Options to purchase common stock	2,853	3,833	2,853	3,833
Restricted stock units	2,423	2,020	2,423	2,020

3. Fair Value Measurements

At June 30, 2014 and December 31, 2013, all of the Company’s investments were classified as cash equivalents and are comprised of an investment in a money market fund. In accordance with the guidance for fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund as Level 1, which approximated $102.2 million and $94.2 million as of June 30, 2014 and December 31, 2013, respectively. The carrying amount of the Company’s accounts receivable, accounts payable and accrued expenses approximate fair value due to their short term maturities.

The notes payable and other are carried at fair value and are a Level 3 measurement. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further discussion of the fair value measurements.

4. Balance Sheet Components

Inventories

	As of June 30, 2014	As of December 31, 2013
	(in thousands)
Work-in-process	$40,275	$35,027
Finished goods	16,475	10,741
	$56,750	$45,768

Property and equipment, net

	As of June 30, 2014	As of December 31, 2013
	(in thousands)
Test equipment and mask costs	$40,597	$34,457
Software, computer and other equipment	38,796	34,945
Furniture, office equipment and leasehold improvements	1,430	938
	80,823	70,340
Less: accumulated depreciation and amortization	(50,504)	(41,846)
	$30,319	$28,494

Depreciation and amortization expense was $4.5 million and $4.4 million for the three months ended June 30, 2014 and 2013, respectively, and $8.7 million and $8.8 million for the six months ended June 30, 2014 and 2013, respectively.

The Company leases certain design tools under capital lease and certain financing arrangements which are included in property and equipment, which total cost, net of accumulated amortization amounted to $13.3 and $16.2 million at June 30, 2014 and December 31, 2013, respectively. Amortization expense related to assets recorded under capital lease and certain financing agreements was $2.0 million and $1.6 million for the three months ended June 30, 2014 and 2013, respectively, and $3.9 million and $3.2 million for the six months ended June 30, 2014 and 2013, respectively.

Other accrued expenses and other current liabilities

	As of June 30, 2014	As of December 31, 2013
	(in thousands)
Accrued compensation and related benefits	$5,852	$4,262
Accrued interest	861	453
Professional fees	1,118	1,536
Customer deposits	465	1,470
Accrued royalty	594	529
Income tax payable	374	544
Deferred tax liability	143	277
Other	789	765
	$10,196	$9,836

Warranty Accrual

The following table presents a reconciliation of the warranty liability, which is included within other accrued expenses and other current liabilities above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Beginning balance	$172	$370	$167	$440
Accruals and adjustments	40	147	137	232
Settlements	(55)	(200)	(147)	(355)
Ending balance	$157	$317	$157	$317

Deferred revenue

	As of June 30, 2014	As of December 31, 2013
	(in thousands)
Services/support and maintenance	$6,341	$5,326
Software license/subscription	1,801	1,176
Distributor deferred margin	9	2,167
	$8,151	$8,669

The Company records deferred revenue, net of deferred costs on shipments to a sell-through distributor. In April 2014, the Company terminated the distribution agreement with its sole sell-through distributor effective May 2014.

5. Business Combinations and Divestitures

Variable Interest Entity

Between May 2012 and June 2014, the Company entered into several note purchase agreements and promissory notes with the VIE to provide cash advances. The VIE is Xpliant, Inc. (“Xpliant”), a Delaware incorporated and privately held company, engaged in the design and development of next generation software defined network switch chips. The Company has concluded that it is the primary beneficiary of the VIE due to the Company’s involvement with the VIE and the purchase option to acquire the VIE. As such, the Company has included the accounts of the VIE in the condensed consolidated financial statements.

As of June 30, 2014, the Company had made cash advances of $15.0 million, consisting of $10.0 million under nine convertible notes receivable which, as amended, mature on August 31, 2014 and $5.0 million under two promissory notes which mature in April 2015 and June 2015. The outstanding convertible notes and promissory notes bear an annual interest rate of 6%. In July 2014, the Company made an additional cash advance of $2.0 million to the VIE under a promissory note that bears an annual interest rate of 6% and matures on the first anniversary date of the promissory note. The Company has a purchase option to acquire the assets of the VIE on terms specified in one of the note purchase agreements. Two of the convertible notes held by the Company are collateralized by a lien on the VIE’s assets.

In addition to the funding received by the VIE from the Company, between May 2012 and June 2014, certain third party investors (“non-controlling interest”) made cash advances of $13.0 million under fifteen convertible notes receivable which, as amended, mature on August 31, 2014. All the convertible notes bear interest at a rate of 6%, payable at maturity. Two of the convertible notes held by a third party investor with a principal amount of $1.0 million matured and were paid by the VIE in December 2013. Pursuant to the convertible notes, in the event the VIE closes a corporate transaction, as defined in the convertible notes, the holders of the convertible notes will be entitled to receive two times the outstanding  principal plus any unpaid accrued interest, while in case of a qualified financing of the VIE, as defined in the convertible notes, the outstanding principal balance plus the accrued interest on the convertible notes will be automatically converted into convertible preferred stock of the VIE at a discounted price.

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

All of the convertible notes and derivative feature of convertible security from non-controlling interest included in the condensed consolidated financial statements are classified as Level 3 liability due to the above mentioned features and therefore they are all measured and presented at fair value in the condensed consolidated financial statements.  The convertible notes and the derivative feature of the convertible security are remeasured at each reporting period and, depending on the probability of the occurrence of the features mentioned above, the valuation of these instruments could range from their current fair value to approximately two times the principal amount of the convertible notes and the convertible security. The probability scenarios used in the fair value estimation included assumptions of a corporate transaction and a qualified financing for both the convertible notes and derivative feature of convertible security and additional probability assumption of a redemption at maturity for convertible notes.

On June 30, 2014, pursuant to the option to acquire the VIE set forth in one of the note purchase agreements, the Company provided notice to the VIE of its election to exercise the purchase option. As a result, the occurrence of a corporate transaction is highly probable, which changed significantly the fair value estimation of the convertible notes and derivative feature of convertible security as of June 30, 2014 compared to the previous reporting periods. Considering the change in the probability scenario which assumed the occurrence of a corporate transaction, the estimated fair value of the convertible notes and derivative feature of convertible security as of June 30, 2014 is close to two times its outstanding principal amount, factoring in the time value of money through settlement at maturity date. The change in estimated fair value recognized in the statements of operations for the three and six months ended June 30, 2014 amounted to $13.9 million and $14.8 million, respectively.

The table below summarizes the change in the value of the convertible notes and derivative features of the convertible security for the six months ended June 30, 2014:

	As of December 31, 2013	Additions	Change in estimated fair value recognized in statements of operations	As of June 30, 2014
	(in thousands)
Convertible notes	$10,612	$1,400	$11,885	$23,897
Derivative feature of convertible security	2,900	-	2,900	5,800
Total notes payable and other	$13,512	$1,400	$14,785	$29,697

The significant components of the VIE’s financial statements included in the Company’s condensed consolidated financial statements as of June 30, 2014 include cash of $0.5 million; property and equipment and intangible assets of $6.6 million; accounts payable and accrued expenses of $2.8 million; notes payable and other of $29.7 million; capital lease and technology license obligations of $5.9 million and non-controlling interest of $18.5 million. As of December 31, 2013, the significant component of the VIE’s financial statements included in the Company’s condensed consolidated financial statements include cash of $1.9 million; property and equipment and intangible assets of $6.7 million; accounts payable and accrued expenses of $3.4 million; notes payable and other of $13.5 million; capital lease and technology license obligations of $6.3 million and non-controlling interest of $11.8 million. The Company’s portion of the net loss of the VIE for the three months ended June 30, 2014 and 2013 was $17.4 million and $1.2 million, respectively, and for the six months ended June 30, 2014 and 2013 was $19.6 million and $2.8 million, respectively.

On July 30, 2014, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Xpliant. Under the terms of the Merger Agreement, the Company will pay approximately $3.6 million in total consideration in a mix of cash and shares of the Company’s common stock in exchange for all outstanding securities held by Xpliant stockholders. In addition, pursuant to the Merger Agreement and in connection with the transaction contemplated by the Merger Agreement, Xpliant will pay the non-controlling interest holders of convertible notes and convertible security of Xpliant approximately $10.4 million in cash, which amount is subject to change depending on the exact payment date for purpose of calculating interest, and the Company, on behalf of Xpliant, will issue to such holders shares of the Company’s common stock with an aggregate value of approximately $21.8 million in satisfaction of the outstanding convertible notes and convertible security. In addition, per the Merger Agreement, the Company will grant awards to the employees of Xpliant in connection with the employees joining the Company. The Company will also provide additional funding to Xpliant to pay-out its outstanding liabilities, expenses and other costs through the completion of the Merger Agreement. The transaction contemplated by the Merger Agreement is expected to be completed before April 15, 2015, subject to certain closing conditions.

Disposition of Certain Consumer Product Assets

In September 2012, the Company completed the sale of certain consumer product assets to a third party company. The consumer product assets that were sold originated from the acquisition of Star Semiconductor Corporation in fiscal year 2008 and had been further developed by the Company. Under an asset purchase agreement, the Company agreed to transfer certain assets such as property and equipment and intangible assets to the third party company for an aggregate cash consideration of $2.4 million, payable in installments starting from January 10, 2013 through January 10, 2015. The Company determined that the payment terms were not fixed and determinable and as such the Company treated this transaction as disposition of assets and will recognize the future payments as a credit to sales, general and administrative expenses when the payments are due. The carrying value of the assets related to the sale of $2.7 million was recognized as a loss on disposition of certain consumer product assets within sales, general and administrative expenses during the third quarter of 2012. The Company received total installment cash consideration of $0.3 million each for the three months ended June 30, 2014 and 2013, respectively and $0.5 million each for the six months ended June 30, 2014 and 2013, respectively. The cash consideration received was recognized as credits within sales, general and administrative expenses.

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

6. Goodwill and Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of the goodwill as of June 30, 2014 was $71.5 million, unchanged from the balance at December 31, 2013.

Intangible assets, net

	As of June 30, 2014
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Technology licenses	$71,326	(36,640)	$34,686	7.49
Existing and core technology - product	42,085	(37,954)	4,131	1.34
Customer contracts and relationships	8,991	(8,897)	94	0.88
Trade name	2,296	(2,046)	250	0.61
Order backlog	640	(640)	-	-
Total amortizable intangible assets	$125,338	$(86,177)	$39,161	6.79

	As of December 31, 2013
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Technology licenses	$68,175	$(32,015)	$36,160	7.88
Existing and core technology - product	42,086	(35,637)	6,449	1.68
Customer contracts and relationships	8,991	(8,827)	164	1.30
Trade name	2,296	(1,829)	467	1.10
Order backlog	640	(640)	-	-
Total amortizable intangible assets	$122,188	$(78,948)	$43,240	6.87

Amortization expense was $3.5 million and $4.3 million for the three months ended June 30, 2014 and 2013, respectively, and $7.2 million and $9.1 million for the six months ended June 30, 2014 and 2013, respectively. The estimated future amortization expense from amortizable intangible assets is as follows (in thousands):

Remainder of 2014	$6,636
2015	7,478
2016	5,372
2017	3,481
2018	3,127
2019 and thereafter	13,067
$39,161

7. Restructuring Accrual

The excess facility related restructuring accrual at the beginning of 2014 relates to the unused leased facility in Canada. The lease expired in March 2014. During the second quarter of 2014, the Company recorded restructuring accrual of $0.2 million related to the unused portion of a leased facility in Beijing, China, which lease expires in December 2014.

In connection with a workforce reduction during the first and second quarter of 2014, the Company incurred and substantially paid $0.6 million and $0.6 million, respectively, related to severance and other related benefits.

Accrued restructuring related payable is included in other in the other accrued expenses and other current liabilities. A summary of the accrued restructuring liabilities including related activities during the six months ended June 30, 2014, is as follows:

	Severance and other benefits	Excess Facility Related Cost	Total
	(in thousands)
Balance at December 31, 2013	$-	$57	$57
Additions	1,151	186	1,337
Cash payments and other non-cash adjustments	(1,132)	(57)	(1,189)
Balance at June 30, 2014	$19	$186	$205

8. Equity

Equity Incentive Plans

The following table summarizes the details related to stock options granted and outstanding under the 2007 Equity Incentive Plan and 2001 Stock Incentive Plan for the six months ended June 30, 2014:

	Number of Shares Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2013	3,552,216	$17.79
Options granted	165,000	38.78
Options exercised	(855,880)	13.21
Options cancelled and forfeited	(8,000)	28.45
Balance as of June 30, 2014	2,853,336	20.35

The fair value of each option grant for the three and six months ended June 30, 2014 and 2013 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	1.26%	1.04%	1.26% to 1.47%	0.32% to 1.04%
Expected life	3.77 years	3.77 years	3.77 to 4.53 years	3.77 to 4.53 years
Dividend yield	0%	0%	0%	0%
Volatility	45.05%	45.80%	43.76% to 45.05%	45.80% to 49.60%

The estimated weighted-average grant date fair value of options granted for the three months ended June 30, 2014 and 2013 were $17.99 per share and $11.92 per share, respectively, and $14.63 per share and $14.91 per share for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, there is $5.9 million of unrecognized compensation costs, net of estimated forfeitures, related to stock options granted under the Company’s 2007 Equity Incentive Plan and 2001 Stock Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.49 years.

The following table summarizes the details related to restricted stock units, or RSUs, granted and outstanding under the 2007 Equity Incentive Plan for the six months ended June 30, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2013	1,776,170	$35.64
Granted	1,235,905	39.02
Issued and released	(517,288)	34.62
Cancelled and forfeited	(72,064)	36.41
Balance as of June 30, 2014	2,422,723	37.56

For RSUs, stock-based compensation expense is calculated based on the market price of the Company’s common stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.

In February 2014, the Company granted one-year performance-based RSU’s. Based on the Company’s evaluation of the probability of achieving the milestone as of the quarter ended June 30, 2014, the Company determined that the fair value of these performance RSU’s was $2.5 million and recorded the related stock-based compensation expense for the three and six months ended June 30, 2014. In May 2014, the Company granted a performance-based RSU. Based on the Company’s evaluation of the probability of achieving the milestones as of the quarter ended June 30, 2014, the Company determined that the fair value of this performance RSU was $1.5 million, however, no stock-based compensation expense recorded during three and six months ended June 30, 2014 related to this performance RSU grant. The Company continues to evaluate the probability of achieving the milestones for each performance-based RSU grants at each reporting period and adjust any RSU expense which is included in stock-based compensation expense.

As of June 30, 2014, there was $78.3 million of unrecognized compensation costs, net of estimated forfeitures related to RSUs granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.74 years.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Cost of revenue	$240	$152	$487	$439
Research and development	5,629	4,877	11,033	8,783
Sales, general and administrative	4,363	3,664	8,299	7,745
	$10,232	$8,693	$19,819	$16,967

The total stock-based compensation cost capitalized as part of inventory as of June 30, 2014 and December 31, 2013 was not significant.

Changes in equity

A reconciliation of the changes in equity for the six months ended June 30, 2014 is presented below:

	Attributable to the Company	Attributable to non-controlling interest	Total equity
	(in thousands)
Balance at December 31, 2013	$286,584	$(11,753)	$274,831
Common stock issued in connection with exercises of stock options	11,308	-	11,308
Stock-based compensation	19,815	-	19,815
Net loss	(8,697)	(6,749)	(15,446)
Balance at June 30, 2014	$309,010	$(18,502)	$290,508

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

The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Loss before income taxes	$(13,380)	$(6,102)	$(14,892)	$(10,989)
Provision for income taxes	311	677	554	1,103
Effective tax rate	-2.3%	-11.1%	-3.7%	-10.0%

The provision for income taxes for the three and six months ended June 30, 2014 was primarily related to earnings in foreign jurisdictions. The difference between the benefit from income taxes that would be derived by applying the statutory rate to the Company’s loss before income taxes and the provision for income taxes recorded for the three and six months ended June 30, 2014 was primarily attributable to the valuation allowance, the difference in foreign tax rates and an increase in indefinite lived intangible related deferred tax liability. The provision for income taxes for the three and six months ended June 30, 2013 was primarily related to earnings in foreign jurisdictions and additional establishment of unrecognized tax benefits in foreign jurisdictions. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to the Company’s loss before income taxes and the provision for income taxes recorded for the three and six months ended June 30, 2013 was primarily attributable to the impact of losses that are not benefited, the difference in foreign tax rates and an increase in indefinite lived intangible related deferred tax liability.

The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of the Company’s net deferred tax assets during the fourth quarter of 2012, the Company determined that it was more-likely-than-not it would not realize the full value of its federal and state deferred tax assets. As such, the Company determined that as of December 31, 2012, a full valuation allowance was required on its net federal and state deferred tax assets. Adjustments could be required in the future if the Company concludes that it is more-likely-than-not that these net deferred tax assets are recoverable. A release of the valuation allowance could have the effect of decreasing the income tax provision in the period the valuation allowance is released. The Company continues to monitor the likelihood that it will be able to recover its deferred tax assets. As of June 30, 2014, the Company believes that it is not more likely than not that it will be able to fully realize its United States federal and state deferred tax assets and, as such, the Company continues to provide a full valuation allowance on those deferred tax assets.

As of June 30, 2014 and December 31, 2013, the Company had unrecognized tax benefits for income taxes associated with uncertain tax positions of $15.0 million and $14.6 million, respectively. If all of these unrecognized tax benefits were recognized, $0.8 million would reduce the Company’s effective tax rate. The Company is not anticipating any significant changes in unrecognized tax benefits in the next 12 months.

The Company’s major tax jurisdictions are the United States federal government, the states of California and Massachusetts, Japan, India, China and Singapore. The Company files income tax returns in the United States federal jurisdiction, the states of California and Massachusetts, various other states, and foreign jurisdictions in which it has a subsidiary or branch operations. The United States federal corporation income tax returns beginning with the 2000 tax year remain subject to examination by the Internal Revenue Service, or IRS. The California corporation income tax returns beginning with the 2000 tax year remain subject to examination by the California Franchise Tax Board. As of June 30, 2014, there are no on-going tax audits in the major tax jurisdictions other than India and Singapore. The India tax audit is for the tax years 2010 and 2011 and the Singapore tax audit is for the tax year 2012. The Company does not expect any significant tax adjustments from either of these audits.

The federal research and development credits regulation, which was extended for two years under The American Taxpayer Relief Act of 2012, expired at the end of 2013.  As a result, the 2014 quarterly provision and the annual effective tax rate did not consider the effects of the federal research and development credits.

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

The Company’s revenue consists primarily of sale of semiconductor products to network equipment providers and data centers and their contract manufacturers and distributors and also derives revenue from licensing software and related maintenance and support. The revenue from these sources is classified by the Company as product revenue. The Company also generates revenue from professional service arrangements which is categorized as service revenue. The total service revenue is less than 10% of the Company’s total revenue for the three and six months ended June 30, 2014 and 2013.

The following table is based on the geographic location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers.

Sales by geography for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
United States	$23,727	$24,563	$53,804	$47,214
China	22,908	16,849	44,912	33,669
Finland	15,193	3,611	22,905	6,066
Taiwan	8,131	6,817	14,329	12,708
Korea	5,921	7,605	9,585	14,640
Mexico	4,602	5,415	9,252	9,565
Other countries	10,199	9,344	19,135	19,872
Total	$90,681	$74,204	$173,922	$143,734

The following table sets forth long lived assets, which consist of property and equipment, net by geographic regions:

	As of June 30, 2014	As of December 31, 2013
	(in thousands)
United States	$24,227	$25,160
All other countries	6,092	3,334
Total	$30,319	$28,494

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

Minimum commitments under non-cancelable operating and capital lease agreements as of June 30, 2014 are as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
Remainder of 2014	$12,067	$2,408	$14,475
2015	12,103	6,936	19,039
2016	5,150	8,680	13,830
2017	-	8,731	8,731
2018	-	8,929	8,929
2019 thereafter	-	31,983	31,983
	$29,320	$67,667	$96,987
Less: Interest component (3.75% annual rate)	1,388
Present value of minimum lease payment	27,932

Current portion of the obligations	$16,375
Long-term portion of obligations	$11,557

Rent expense incurred under operating leases was $1.7 million and $1.1 million for the three months ended June 30, 2014 and 2013, respectively, and $3.1 million and $2.4 million for the six months ended June 30, 2014 and 2013, respectively.

In September 2013, the VIE entered into a purchase agreement with a third party vendor to purchase certain test equipment amounting to $6.1 million, payable in installments over two years. The equipment was received and recorded in the fourth quarter of 2013. In January 2014, the VIE purchased and recorded additional parts to the test equipment amounting to $1.0 million, payable in installments over two years. In June 2014, the VIE entered into a non-cancellable purchase order with the same third party vendor to purchase additional test equipment amounting to $4.0 million, due and payable in September 2014. The related test equipment is expected to be received in August 2014. The Company has an agreement with the VIE and third party vendor, whereby the Company guaranteed the payment of the test equipment in the event the VIE defaults such payment obligation.

The Company has funding commitments in relation to the merger agreement entered on July 30, 2014 for the acquisition of the VIE. See Note 5 of Notes to Condensed Consolidated Financial Statements for related discussions.

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

Since inception, we have invested heavily in new product development and our net revenue has grown from $7.4 million in 2004 to $304.0 million in 2013 driven primarily by demand in the enterprise network and data center markets. We expect sales of our products for use in the enterprise network and data center markets to continue to represent a significant portion of our revenue in the foreseeable future, however, we do not expect the same growth in the broadband and consumer as well as the access and service provider markets.

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

Results of Operations

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	change	%	2014	2013	change	%
	(in thousands)				(in thousands)
Net revenue	$90,681	$74,204	$16,477	22.2%	$173,922	$143,734	$30,188	21.0%
Cost of revenue	33,897	30,945	2,952	9.5%	64,247	57,104	7,143	12.5%
Gross Profit	$56,784	$43,259	$13,525	31.3%	$109,675	$86,630	$23,045	26.6%
Gross Margin	62.6%	58.3%	4.3%		63.1%	60.3%	2.8%

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

Three customers together accounted for 51.4% and 46.8% of our net revenue for the three and six months ended June 30, 2014, respectively, and one customer accounted for 17.8% and 18.3% of our net revenue for the three and six months ended June 30, 2013, respectively. No other customer accounted for more than 10.0% of our revenues for the three and six months ended June 30, 2014 and 2013.

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. We had an agreement with a distributor to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to this distributor, we deferred revenue and costs until products were sold to our end customers. For the three months ended June 30, 2014 and 2013, 2.4% and 6.9%, respectively, and for the six months ended June 30, 2014 and 2013, 3.3% and 6.4%, respectively, of our net revenues were from products sold by this distributor. Revenue recognition depended on notification from this distributor that product had been sold to its end customers. In April 2014, we terminated the distribution agreement with this distributor effective May 2014.

We use our distributors, other than the distributor discussed above, primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through these distributors accounted for 27.5% and 34.4% of net revenue for the three months ended June 30, 2014 and 2013, respectively, and 27.7% and 32.6% for the six months ended June 30, 2014 and 2013, respectively.  The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

Our net revenue increased by $16.5 million or 22.2% in the three months ended June 30, 2014 and $30.2 million or 21.0% in the six months ended June 30, 2014 compared to the same periods in 2013. The increase in net revenue was attributable mainly to the increase in sales in our enterprise network; data center and access and service provider markets, combined of $21.0 million and $38.5 million for the three and six months ended June 30, 2014, respectively compared to the same periods in 2013. The increase was partially offset by the decrease in sales in our broadband and consumer market of $4.5 million and $8.3 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The overall increase in sales in our enterprise networks; data center; and access and service provider markets was mainly due to the fluctuation in demand for our products in those respective markets, as a result of the timing of our customers’ volume production of our design wins. The decrease in sales of our broadband and consumer market was mainly due to the fluctuation in demand for our products in those respective markets and to a certain extent, due to lesser focus on certain consumer product markets.

The following table is based on the geographic location of our customers including the original equipment manufacturers, contract manufacturers or the distributors who purchased our products and services. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods presented were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
United States	$23,727	$24,563	$53,804	$47,214
China	22,908	16,849	44,912	33,669
Finland	15,193	3,611	22,905	6,066
Taiwan	8,131	6,817	14,329	12,708
Korea	5,921	7,605	9,585	14,640
Mexico	4,602	5,415	9,252	9,565
Other countries	10,199	9,344	19,135	19,872
Total	$90,681	$74,204	$173,922	$143,734

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

Cost of revenue increased by $3.0 million or 9.5% in the three months ended June 30, 2014 and $7.1 million or 12.5% in the six months ended June 30, 2014 compared to the same periods in 2013 primarily due to the increase in net revenue. Gross margin increased by 4.3 percentage points from 58.3% in the three months ended June 30, 2013 to 62.6% in the three months ended June 30, 2014 and increased by 2.8 percentage points from 60.3% in the six months ended June 30, 2013 to 63.1% in the six months ended June 30, 2014. The increase in gross margin was mainly due to the inventory write-down of $3.9 million in the three months ended June 30, 2013 associated with discontinued consumer products, which was partially offset by the shift of product sales mix of our higher and lower performance products. Higher performance products yields higher gross margins compared to our lower performance products.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	change	%	2014	2013	change	%
	(in thousands)				(in thousands)
Research and development expenses	$38,834	$32,424	$6,410	19.8%	$76,123	$64,839	$11,284	17.4%
Percent of total net revenue	42.8%	43.7%	-0.9%		43.8%	45.1%	-1.3%

Research and development expenses increased by $6.4 million or 19.8% in the three months ended June 30, 2014 and increased by $11.3 million or 17.4% in the six months ended June 30, 2014 compared to the same periods in 2013. Research and development expense included expenses of a variable interest entity, or VIE of $4.7 million and $3.5 million for the three months ended June 30, 2014 and 2013, respectively and $8.9 million and $7.1 million in the six months ended June 30, 2014 and 2013, respectively.

The remaining research and development expense increased by $5.2 million or 18.1% and $9.5 million or 16.5% in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. This increase was mainly due to higher salaries and employee benefits of $2.0 million and $4.7 million for the three and six months ended June 30, 2014, respectively, and increase in stock-based compensation expense and related taxes of $1.0 million and $3.0 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 mainly resulting from the increase in research and development headcount and increase in stock option and RSU grants. The cost incurred for severance and other benefits increased by $0.6 million and $0.4 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to the timing of restructuring activities. Facilities expense, design tools and other miscellaneous research and development increased by $1.9 million and $2.5 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 as a result of the increase in research and development activities to support the development of our new products. The increases as discussed above were partially offset by the decrease in outsourced product development cost mainly in our consumer related products of $0.6 million for the six months ended June 30, 2014 compared to the same period in 2013 and the decrease in depreciation and amortization expense of $0.3 million and $0.5 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 mainly due to the acceleration of estimated useful life of certain consumer product related intangible assets in 2013. Research and development headcount was 661 at June 30, 2014 compared to 553 at June 30, 2013.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	change	%	2014	2013	change	%
	(in thousands)
Sales, general and administrative expenses	$17,017	$16,144	$873	5.4%	$32,949	$31,384	$1,565	5.0%
Percent of total net revenue	18.8%	21.8%	-3.0%		18.9%	21.8%	-2.9%

Sales, general and administrative expenses increased by $0.9 million or 5.4% in the three months ended June 30, 2014 and $1.6 million or 5.0% in the six months ended June 30, 2014 compared to the same periods in 2013. Sales, general and administrative expenses in the three and six months ended June 30, 2014 included $0.4 million and $0.6 million, respectively, from a VIE.

The remaining sales, general and administrative expenses increased by $0.5 million or 3.3% and $1.0 million or 3.1% in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. Salaries and employee benefits and stock-based compensation expense increased by $1.8 million and $2.3 million, respectively, and facilities expense and other miscellaneous sales, general and administrative expenses, combined increased by $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2014 compared to the same periods in 2013 mainly due to the increase in headcount. In the first quarter of 2013, we recorded a credit of $0.7 million associated with the gain on sale of held for sale assets. The cost incurred for severance and other benefits was flat in the three months ended June 30, 2014 and decreased by $0.6 million in the six months ended June 30, 2014, compared to the same periods in 2013, due to the timing of restructuring activities. Depreciation and amortization expense decreased by $0.2 million and $0.4 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 mainly due to the acceleration of amortization of certain acquired intangible asset in 2013. In the second quarter of 2013, we recorded a contractual settlement to a customer of approximately $1.3 million. Sales, general and administrative headcount was 175 at June 30, 2014 compared to 154 at June 30, 2013.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	change	%	2014	2013	change	%
	(in thousands)				(in thousands)
Interest expense	$(333)	$(375)	$42	-11.2%	$(792)	$(717)	$(75)	10.5%
Change in estimated fair value of notes payable and other	(13,927)	-	(13,927)	-100.0%	(14,785)	-	(14,785)	-100.0%
Other, net	(53)	(418)	365	-87.3%	82	(679)	761	-112.1%
Total other expense, net	$(14,313)	$(793)	$(13,520)	1704.9%	$(15,495)	$(1,396)	$(14,099)	1010.0%

Other expense, net, increased by $13.5 million and $14.1 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase was mainly due to the recognition of the change in the estimated fair value of notes payable and other of $13.9 million and $14.8 million in the three and six months ended June 30, 2014. The significant change in the estimated fair value of notes payable and other resulted from the change in the probability assumption used in the fair value measurement. See Note 5 of Notes to Condensed Consolidated Financial Statements for more detailed discussions. The increase as discussed above was offset by other, net which consists mainly of net foreign exchange gains in the three and six months ended June 30, 2014 compared to net foreign exchange losses in the three and six months ended June 30, 2013.

Provision for Income Taxes. For the three and six months ended June 30, 2014 and 2013, the provision for income taxes was based on our estimated annual effective tax rate, plus any discrete items, and taking into account valuation allowance, as necessary, in compliance with applicable guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the provision for income taxes and the effective tax rates for the respective periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	change	%	2014	2013	change	%
	(in thousands)				(in thousands)
Loss before income taxes	$(13,380)	$(6,102)	$(7,278)	119.3%	$(14,892)	$(10,989)	$(3,903)	35.5%
Provision for income taxes	311	677	(366)	-54.1%	554	1,103	(549)	-49.8%
Effective tax rate	-2.3%	-11.1%	8.8%		-3.7%	-10.0%	6.3%

The provision for income taxes for the three and six months ended June 30, 2014 was primarily related to earnings in foreign jurisdictions. The difference between the benefit from income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision for income taxes recorded for the three and six months ended June 30, 2014 was primarily attributable to the valuation allowance, the difference in foreign tax rates and an increase in indefinite lived intangible related deferred tax liability. The provision for income taxes for the three and six months ended June 30, 2013 was primarily related to earnings in foreign jurisdictions and additional establishment of unrecognized tax benefits in foreign jurisdictions. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision for income taxes recorded for the three and six months ended June 30, 2013 was primarily attributable to the impact of losses that are not benefited, the difference in foreign tax rates and an increase in indefinite lived intangible related deferred tax liability.

Liquidity and Capital Resources

Following is a summary of our working capital and cash and cash equivalents as of the periods presented:

	As of June 30, 2014	As of December 31, 2013
	(in thousands)
Working capital	$164,489	$151,071
Cash and cash equivalents	140,580	127,763

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$16,257	$19,722
Net cash used in investing activities	(10,194)	(1,983)
Net cash provided by financing activities	6,754	3,120

Cash Flows from Operating Activities

Net cash flows from operating activities decreased by $3.5 million from net cash provided by operating activities of $19.7 million in the six months ended June 30, 2013 to $16.3 million in the six months ended June 30, 2014. Total cash inflow from income after adjustment of non-cash items in the six months ended June 30, 2014 and 2013 were $34.7 million and $22.0 million, respectively. The increase resulted mainly from higher net revenue which generated higher income from operations. Changes in assets and liabilities resulted in net cash outflow of $18.4 million in the six months ended June 30, 2014 compared to $2.4 million in the six months ended June 30, 2013. The significant changes in assets and liabilities in six months ended June 30, 2014 were higher accounts receivable resulting from higher revenue and timing of collections from customers, higher inventories due to the timing of inventory build-up in anticipation for increase in revenue and higher accounts payable due to the timing of payments to the vendors. The significant changes in assets and liabilities in the six months ended June 30, 2013 were higher accounts receivable due to timing of collections from customers, lower inventories due to timing of inventory build-up, lower deferred revenue resulted from lower subscription licenses and professional services billings to customers and higher accounts payable due to the timing of payments to the vendors.

Cash Flows from Investing Activities

Net cash used in investing activities in the six months ended June 30, 2014 was $10.2 million compared to $2.0 million in the six months ended June 30, 2013. Net cash used in investing activities in the six months ended June 30, 2014 resulted from the cash payments made to purchase property and equipment of $8.7 million and intangible assets of $2.0 million, which was partially offset by the proceeds received from the disposition of certain consumer product assets of $0.5 million. Net cash used in investing activities in the six months ended June 30, 2013 resulted from cash payments made to purchases of intangible assets of $3.0 million and property and equipment of $2.9 million, which was partially offset by the cash proceeds received of $3.4 million related to the sale of held for sale assets and $0.5 million related to the disposition of certain consumer product assets.

Cash Flows from Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2014 was $6.8 million compared to $3.1 million in the six months ended June 30, 2013. Net cash provided by financing activities in the six months ended June 30, 2014 resulted mainly from the proceeds received from issuance of common stock upon the exercise of options of $11.3 million, proceeds from notes payable from non-controlling interest of the VIE of $1.4 million and tax withholdings for stock option exercises on behalf of employees of $0.5 million, which were partially offset by the principal payments of capital lease and technology license obligations of $6.5 million. Net cash provided by financing activities in the six months ended June 30, 2013 resulted from the proceeds received from issuance of common stock upon exercise of options of $7.4 million and proceeds from notes payable from non-controlling interest of the VIE of $4.6 million, partially offset by the principal payments of capital lease and technology license obligations of $8.8 million.

Capital Resources

Cash equivalents consist of an investment in a money market fund. We believe that our $140.6 million of cash and cash equivalents at June 30, 2014, and expected cash flow from operations, if any, will be sufficient to fund our projected operating requirements for at least 12 months, including the acquisition of the VIE. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, other than disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known through the filing of this report, we believe our exposure related to the above indemnities of June 30, 2014, is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The table below describes our commitments to settle contractual obligations in cash as of June 30, 2014:

	Payments Due By Period
	Total	Remainder of 2014	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$67,667	$2,408	$15,616	$17,660	$31,983
Capital lease and technology license obligations	29,320	12,067	17,253	-	-
Total	$96,987	$14,475	$32,869	$17,660	$31,983

As of June 30, 2014, the liability for uncertain tax positions was $0.8 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

In September 2013, the VIE entered into a purchase agreement with a third party vendor to purchase certain test equipment amounting to $6.1 million, payable in installments over two years. The equipment was received and recorded in the fourth quarter of 2013. In January 2014, the VIE purchased and recorded additional parts to the test equipment amounting to $1.0 million, payable in installment over two years.  In June 2014, the VIE entered into a non-cancellable purchase order with the same third party vendor to purchase additional test equipment amounting to $4.0 million, due and payable in September 2014. The related test equipment is expected to be received in August 2014. We have an agreement with the VIE and third party vendor, whereby we guaranteed the payment and will assume the ownership of the test equipment in the event the VIE defaults such payment obligation.

We have a funding commitments in relation to the merger agreement entered on July 30, 2014 for the acquisition of the VIE. See Note 5 of Notes to Condensed Consolidated Financial Statements for related discussions.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the six months ended June 30, 2014, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on February 24, 2014.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss attributable to the Company in the fourth quarter of 2011, and for each of the quarters since then through the second quarter of 2013 as well as the second quarter of 2014. As of June 30, 2014, our accumulated deficit was $165.8 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that may require additional expenditures. As a result of these expenditures, we may not generate sufficient revenue to achieve profitability. Our revenue growth trend in 2013 may not be sustainable, and accordingly, we may incur losses in the future.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 63.1% and 52.7% for the three months ended June 30, 2014 and 2013, respectively and 58.2% and 50.7% for the six months ended June 30, 2014 and 2013, respectively, of our net revenue from our top five customers. Three customers together accounted for 51.4% and 46.8% of our net revenue for the three and six months ended June 30, 2014, respectively, and one customer accounted for 17.8% and 18.3% of our net revenue for the three and six months ended June 30, 2013, respectively. No other customer accounted for more than 10% of our revenues for the three and six months ended June 30, 2014 and 2013. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and that the portion of our revenues attributable to some of these customers may increase in the future. However, we may not be able to maintain or increase sales to some of our top customers for a variety of reasons, including the following:

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Securities and Exchange Commission has adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free. We filed our first form SD with the SEC on May 30, 2014.

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

The failure of our patents and other intellectual property protections to adequately protect our technology might make it easier for our competitors to offer similar products or technologies, which would harm our business. We have been issued 65 patents in the United States and 31 patents in foreign countries and have an additional 169 patent applications pending in the United States and 70 patent applications pending in foreign countries as of June 30, 2014. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

Since May 2008, we have acquired two companies and acquired assets of, and assumed liabilities of, five other companies. We also made advances to a third-party company, which was considered a variable interest entity, for convertible notes receivable and promissory notes. On July 30, 2014, we entered into an Agreement and Plan of Merger and Reorganization with the VIE, Xpliant, Inc., to acquire Xpliant. We expect that we will in the future continue to acquire companies or assets of companies or invest in third-party companies that we believe to be complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market or application skills or enhancing and expanding our existing product lines. In connection with any such future acquisitions or investments, we may need to use a significant portion of our available cash, issue additional equity securities that would dilute current stockholders’ percentage ownership and incur substantial debt or contingent liabilities. These actions could adversely impact our operating results and the market price of our common stock. In addition, acquisitions of companies exposes us to risks, including:

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

*Features of debt financings of a variable interest entity that is included in our condensed consolidated financial statements may create accounting charges that could reduce profitability.

As of June 30, 2014, we made cash advances of $15.0 million consisting of $10.0 million for several convertible notes receivable and additional cash advances of $5.0 million for several promissory notes to a variable interest entity, or VIE. In July 2014, we made an additional cash advance of $2.0 million for a promissory note to the VIE. We concluded that we are the primary beneficiary of the VIE due to our involvement with the VIE and our purchase option to acquire the assets of the VIE and therefore we have included the accounts of the VIE in our consolidated financial statements.  As of June 30, 2014, in addition to the cash advances from us, the VIE received $13.0 million from third party investors for several convertible notes receivable and $2.9 million for a convertible security. All of the convertible notes contain a convertible feature in the event of a qualified equity financing and a corporate transaction of the VIE as defined in the convertible notes. In the event of a corporate transaction, as defined in the convertible notes, the holders of the convertible notes will be entitled to receive two times the outstanding principal of the notes plus accrued interest, while in the case of a qualified financing of the VIE, the outstanding principal balance plus the accrued interest on the convertible notes will be automatically converted into convertible preferred stock of the VIE at a discounted price. The convertible security has the same features as the convertible notes, with the exception of the requirement for repayment and interest. We determined that for accounting purposes, the convertible security has derivative features. All of the convertible notes and the derivative feature of the convertible security are presented at fair value in our consolidated financial statements following the authoritative guidance of fair value measurement and disclosure. Therefore, we estimate the fair value of the convertible notes and the derivative feature of the convertible security at each reporting period. The assumptions used in the fair value estimate include the probability of a qualified equity financing or a corporate transaction of the VIE. The assumptions used in the fair value estimate are based, in part, on significant uncertainties, are difficult to predict and could differ materially in the future. As of June 30, 2014, we estimated the fair value of the convertible notes and derivative feature of the convertible security included in our consolidated financial statements and recorded a $13.9 million and $14.8 million charge for the change in the fair value of the related instruments in the three and six months ended June 30, 2014, respectively, in our statements of operations.

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

We assessed that it was more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance on our federal and state deferred tax assets during the fourth quarter of 2012 and continue to maintain a valuation allowance on our federal and state deferred tax assets at the end of 2013 and as of June 30, 2014.

Risks Related to our Common Stock

The market price of our common stock may be volatile, which could cause the value of your investment to decline.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through June 2014, our stock price has fluctuated from a low of $7.61 to a high of $52.87. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Item 5. Other Information

On July 30, 2014, Cavium, Inc. (the “Company”), Cavium Semiconductor Corporation, a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub I”), and Cavium Networks, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub II” and, together with the Company and Merger Sub I, the “Purchasers”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Xpliant, Inc., a Delaware corporation (“Xpliant”) and with respect to certain sections of the Merger Agreement, certain stockholders of Xpliant, and with respect to one section of the Merger Agreement Guy Hutchison as the securityholders’ agent. On the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into Xpliant and then immediately following such merger, Xpliant, as the surviving corporation, will be merged with and into Merger Sub II, with Merger Sub II being the ultimate surviving entity and continuing as a wholly owned subsidiary of the Company.

Under the terms of the Merger Agreement, the Company will pay approximately $3.6 million in total consideration in a mix of cash and shares of the Company’s common stock in exchange for all outstanding securities held by Xpliant stockholders. In addition, pursuant to the Merger Agreement and in connection with the transaction contemplated by the Merger Agreement, Xpliant will pay the holders of convertible notes (other than the Company) and of other convertible security of Xpliant approximately $10.4 million in cash, which amount is subject to change depending on the exact payment date for purpose of calculating interest, and the Company, on behalf of Xpliant, will issue to such holders shares of the Company’s common stock with an aggregate value of approximately $21.8 million in satisfaction of the outstanding convertible notes and convertible security.  In addition, per the Merger Agreement, the Company will grant awards to the employees of Xpliant in connection with the employees joining the Company. The Company will also provide additional funding to Xpliant to pay-out its outstanding liabilities, expenses and other costs through the completion of the Merger Agreement. The transaction contemplated by the Merger Agreement is expected to be completed prior to April 2015, subject to certain closing conditions.

The number of shares of the Company’s common stock to be issued pursuant to the Merger Agreement as discussed above will be determined based on an average closing price of the Company’s common stock over a thirty day period prior to the applicable issuance of the shares.  The issuance of shares of the Company’s common stock pursuant to the Merger Agreement is expected to be pursuant to Regulation D under the Securities Act of 1933, as amended, as the Company believes that all note holders and stockholders of Xpliant are accredited investors.

The foregoing summary is qualified in its entirety by reference to the Merger Agreement. A copy of the Merger Agreement is filed as Exhibit 2.1 to this quarterly report and incorporated herein by reference. The Merger Agreement has been included to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about the Company. The representations, warranties and covenants contained in the Merger Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Merger Agreement. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to the agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the Merger Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company, Merger Sub I, Merger Sub II, Xpliant or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Item 6. Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVIUM, INC.

Date: August 1, 2014	By:	/S/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer and Vice President of Finance and Administration

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated July 30, 2014

3.1	Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant(2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (3)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1**

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

*

Certain schedules related to identified agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

**

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