Form 10-Q
period 2014-09-30
CAVIUM, INC.
filed 2014-10-31
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of October 28, 2014 was: 53,923,082

CAVIUM, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of September 30, 2014	As of December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$156,330	$127,763
Accounts receivable, net of allowances of $1,418 and $933, respectively	45,278	43,636
Inventories	54,083	45,768
Prepaid expenses and other current assets	7,240	6,491
Total current assets	262,931	223,658
Property and equipment, net	33,298	28,494
Intangible assets, net	39,082	43,240
Goodwill	71,478	71,478
Other assets	1,863	1,115
Total assets	$408,652	$367,985

Liabilities and Equity
Current liabilities:
Accounts payable	$23,039	$23,467
Other accrued expenses and other current liabilities	9,640	9,836
Deferred revenue	7,786	8,669
Notes payable and other	29,800	13,512
Capital lease and technology license obligations	17,066	17,103
Total current liabilities	87,331	72,587
Capital lease and technology license obligations, net of current portion	10,198	16,292
Deferred tax liability	2,675	1,931
Other non-current liabilities	2,532	2,344
Total liabilities	102,736	93,154

Commitments and contingencies (Note 11)

Equity
Common stock, par value $0.001:
200,000,000 shares authorized; 53,923,082 and 52,221,251 shares issued and outstanding, respectively	54	53
Additional paid-in capital	488,012	443,588
Accumulated deficit	(160,321)	(157,057)
Total stockholders' equity attributable to the Company	327,745	286,584
Non-controlling interest	(21,829)	(11,753)
Total equity	305,916	274,831
Total liabilities and equity	$408,652	$367,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenue	$97,833	$79,124	$271,755	$222,858
Cost of revenue	35,710	28,516	99,957	85,620
Gross profit	62,123	50,608	171,798	137,238
Operating expenses:
Research and development	40,459	33,630	116,582	98,469
Sales, general and administrative	18,141	14,833	51,090	46,217
Total operating expenses	58,600	48,463	167,672	144,686
Income (loss) from operations	3,523	2,145	4,126	(7,448)
Other income (expense), net:
Interest expense	(387)	(390)	(1,179)	(1,107)
Change in estimated fair value of notes payable and other	(103)	-	(14,888)	-
Other, net	(116)	(126)	(34)	(805)
Total other expense, net	(606)	(516)	(16,101)	(1,912)
Income (loss) before income taxes	2,917	1,629	(11,975)	(9,360)
Provision for income taxes	811	714	1,365	1,817
Net income (loss)	2,106	915	(13,340)	(11,177)
Net loss attributable to non-controlling interest	(3,327)	(3,421)	(10,076)	(8,025)
Net income (loss) attributable to the Company	$5,433	$4,336	$(3,264)	$(3,152)

Earnings per share attributable to the Company:
Net income (loss) per common share, basic	$0.10	$0.08	$(0.06)	$(0.06)
Shares used in computing basic net income (loss) per common share	53,786	51,772	53,182	51,425
Net income (loss) per common share, diluted	$0.10	$0.08	$(0.06)	$(0.06)
Shares used in computing diluted net income (loss) per common share	55,540	53,492	53,182	51,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(13,340)	$(11,177)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	30,780	25,768
Depreciation and amortization	24,324	26,589
Deferred income taxes	380	552
Gain on sale of held for sale assets	-	(747)
Gain on disposition of certain consumer product assets	(750)	(750)
Change in estimated fair value of notes payable and other	14,888	-
Changes in assets and liabilities:
Accounts receivable, net	(1,641)	(12,937)
Inventories	(8,310)	4,147
Prepaid expenses and other current assets	(749)	915
Other assets	(534)	52
Accounts payable	(5,014)	6,202
Deferred revenue	(883)	(2,254)
Accrued expenses and other current and non-current liabilities	(159)	1,910
Net cash provided by operating activities	38,992	38,270

Cash flows from investing activities:
Purchases of property and equipment	(11,972)	(5,528)
Purchases of intangible assets	(3,230)	(3,568)
Proceeds received from sale of held for sale assets	-	3,350
Proceeds received from disposition of certain consumer product assets	750	750
Net cash used in investing activities	(14,452)	(4,996)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	13,640	9,528
Principal payment of capital lease and technology license obligations	(11,313)	(13,369)
Proceeds from notes payable from non-controlling interest of the VIE	1,400	6,000
Tax withholdings for stock option exercises on behalf of employees	300	743
Net cash provided by financing activities	4,027	2,902

Net increase in cash and cash equivalents	28,567	36,176
Cash and cash equivalents, beginning of period	127,763	76,784
Cash and cash equivalents, end of period	$156,330	$112,960

Supplemental disclosures of cash flows from investing and financing activities:
Property and equipment and intangible assets acquired included in accounts payable, other accrued expense and other current liabilities	4,850	2,272

Property and equipment and intangible assets acquired included in capital lease and technology license obligations	4,809	313

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

The condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s condensed consolidated financial position at September 30, 2014, and the condensed consolidated results of its operations for the three and nine months ended September 30, 2014 and 2013, and condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB issued a new guidance on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. The new revenue guidance’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the guidance requires five basic steps: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when or as the entity satisfies a performance obligation. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods during the annual period. Early adoption is prohibited. Different transition methods are available - full retrospective method and a modified retrospective (cumulative effect) approach. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In June 2014, FASB issued an update to the accounting standards related to accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The update requires that a performance target in a share-based payment that affects vesting that could be achieved after the requisite service period should be accounted for as a performance condition under compensation-stock compensation guidance. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the requisite service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the effect of the adoption of this guidance on its financial statements.

In August 2014, the FASB issued an update to the accounting standards related to management’s responsibility in evaluating whether there is substantial doubt about the company’s ability to continue as a going concern and on the related disclosures in the notes. The update requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016 and for annual periods and interim periods thereafter, with early adoption permitted. The Company does not expect that this new change to the accounting guidance will have a significant impact on the Company’s consolidated financial statements.

2. Net Income (Loss) Per Common Share

The following table sets forth the computation of net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss) attributable to the Company	$5,433	$4,336	$(3,264)	$(3,152)
Weighted average common shares outstanding - basic	53,786	51,772	53,182	51,425
Dilutive effect of employee stock plans	1,754	1,720	-	-
Weighted average common shares outstanding - diluted	55,540	53,492	53,182	51,425
Net income (loss) per common share, basic	$0.10	$0.08	$(0.06)	$(0.06)
Net income (loss) per common share, diluted	$0.10	$0.08	$(0.06)	$(0.06)

The following outstanding options and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Options to purchase common stock	12	727	2,732	3,637
Restricted stock units	-	1	2,255	1,887

3. Fair Value Measurements

At September 30, 2014 and December 31, 2013, all of the Company’s investments were classified as cash equivalents and are comprised of an investment in a money market fund. In accordance with the guidance for fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund as Level 1, which approximated $122.2 million and $94.2 million as of September 30, 2014 and December 31, 2013, respectively. The carrying amount of the Company’s accounts receivable, accounts payable and accrued expenses approximate fair value due to their short term maturities.

The notes payable and other are carried at fair value and are a Level 3 measurement. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further discussion of the fair value measurements.

4. Balance Sheet Components

Inventories

	As of September 30, 2014	As of December 31, 2013
	(in thousands)
Work-in-process	$41,378	$35,027
Finished goods	12,705	10,741
	$54,083	$45,768

Property and equipment, net

	As of September 30, 2014	As of December 31, 2013
	(in thousands)
Test equipment and mask costs	$46,777	$34,457
Software, computer and other equipment	39,642	34,945
Furniture, office equipment and leasehold improvements	2,283	938
	88,702	70,340
Less: accumulated depreciation and amortization	(55,404)	(41,846)
	$33,298	$28,494

Depreciation and amortization expense was $4.9 million and $4.4 million for the three months ended September 30, 2014 and 2013, respectively, and $13.6 million and $13.2 million for the nine months ended September 30, 2014 and 2013, respectively.

The Company leases certain design tools under capital lease and certain financing arrangements which are included in property and equipment, which total cost, net of accumulated amortization amounted to $15.1 and $16.2 million at September 30, 2014 and December 31, 2013, respectively. Amortization expense related to assets recorded under capital lease and certain financing agreements was $2.3 million and $1.6 million for the three months ended September 30, 2014 and 2013, respectively, and $6.2 million and $4.8 million for the nine months ended September 30, 2014 and 2013, respectively.

Other accrued expenses and other current liabilities

	As of September 30, 2014	As of December 31, 2013
	(in thousands)
Accrued compensation and related benefits	$4,743	$4,262
Accrued interest	1,096	453
Professional fees	1,672	1,536
Customer deposits	93	1,470
Accrued royalty	696	529
Income tax payable	612	544
Deferred tax liability	127	277
Other	601	765
	$9,640	$9,836

Warranty Accrual

The following table presents a reconciliation of the warranty liability, which is included within other accrued expenses and other current liabilities above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Beginning balance	$157	$317	$167	$440
Accruals and adjustments	318	25	455	257
Settlements	(267)	(68)	(414)	(423)
Ending balance	$208	$274	$208	$274

Deferred revenue

	As of September 30, 2014	As of December 31, 2013
	(in thousands)
Services/support and maintenance	$6,552	$5,326
Software license/subscription	1,229	1,176
Distributor deferred margin	5	2,167
	$7,786	$8,669

The Company records deferred revenue, net of deferred costs on shipments to a sell-through distributor. In April 2014, the Company terminated the distribution agreement with its sole sell-through distributor effective May 2014.

5. Business Combinations and Divestitures

Variable Interest Entity

Between May 2012 and September 2014, the Company entered into several note purchase agreements and promissory notes with Xpliant, Inc. (“Xpliant” or the “VIE”) to provide cash advances. Xpliant is a Delaware incorporated and privately held company, engaged in the design and development of next generation software defined network switch chips. The Company has concluded that it is the primary beneficiary of the VIE due to the Company’s involvement with the VIE and the purchase option to acquire the VIE. As such, the Company has included the accounts of the VIE in the condensed consolidated financial statements.

As of September 30, 2014, the Company had made cash advances of $21.0 million, consisting of $10.0 million under nine convertible notes receivable which, as amended, matured on August 31, 2014 and $11.0 million under several promissory notes which mature between April 2015 and September 2015, or earlier if the closing of the acquisition occurs prior. The outstanding convertible notes and promissory notes bear an annual interest rate of 6%. The Company had a purchase option to acquire the assets of the VIE on terms specified in one of the note purchase agreements. Two of the convertible notes held by the Company are collateralized by a lien on the VIE’s assets.

In addition to the funding received by the VIE from the Company, between May 2012 and September 2014, certain third party investors (“non-controlling interest”) made cash advances of $13.0 million under fifteen convertible notes receivable which, as amended, matured on August 31, 2014. All of the convertible notes bear interest at a rate of 6%, payable at maturity. Two of the convertible notes held by a third party investor with a principal amount of $1.0 million matured and were paid by the VIE in December 2013. Pursuant to the convertible notes, in the event the VIE closes a corporate transaction, as defined in the convertible notes, the holders of the convertible notes will be entitled to receive two times the outstanding  principal plus any unpaid accrued interest, while in case of a qualified financing of the VIE, as defined in the convertible notes, the outstanding principal balance plus the accrued interest on the convertible notes will be automatically converted into convertible preferred stock of the VIE at a discounted price.

In December 2013, a third party investor exchanged its convertible note with a principal of $1.4 million and invested additional cash of $1.5 million with the VIE for a $2.9 million convertible security which has the same features as the convertible notes, with the exception of the requirement for repayment, interest and maturity. The Company has determined that for accounting purposes, the convertible security has derivative features, and as such, the Company estimated the fair value of the derivative features based on market approach using Level 3 inputs. The assumptions used in the fair value estimate are related to the probability of the aforementioned capital scenarios. The assumptions used in the fair value estimate are based, in part, on significant uncertainties, are difficult to predict and could differ materially in the future. Based on the most reasonable assumptions determined by management, the fair value of the derivative feature of the convertible security at the issuance date was approximately the same as the principal amount. Accordingly, the Company classified the $2.9 million convertible security as a derivative liability within notes payable and other on the condensed consolidated balance sheets.

All of the convertible notes and the derivative feature of convertible security relating to the non-controlling interests included in the condensed consolidated financial statements are classified as Level 3 liability due to the above mentioned features and therefore they are all measured and presented at fair value in the condensed consolidated financial statements.  The convertible notes and the derivative feature of the convertible security are remeasured at each reporting period and, depending on the probability of the occurrence of the features mentioned above, the valuation of these instruments could range from their current fair value to approximately two times the principal amount of the convertible notes and the convertible security. The probability scenarios used in the fair value estimation included assumptions of a corporate transaction and a qualified financing for both the convertible notes and derivative feature of convertible security and an additional probability assumption for a redemption at maturity for the convertible notes.

On June 30, 2014, pursuant to the option to acquire the VIE set forth in one of the note purchase agreements, the Company provided notice to the VIE of its decision to exercise the purchase option. As a result, the occurrence of a corporate transaction is highly probable, which changed significantly the fair value estimation of the convertible notes and derivative feature of convertible security as of June 30, 2014 compared to the previous reporting periods. Considering the change in the probability of a corporate transaction, the estimated fair value of the convertible notes and derivative feature of the convertible security as of June 30, 2014 was close to two times the outstanding principal amount, factoring in the time value of money through settlement at maturity date. As a result, the Company recorded the change in fair value of the notes and other of $13.9 million in the statements of operations in the three months ended June 30, 2014. During the three months ended September 30, 2014, the Company recorded the change in fair value of the notes and other related to the time value of money. The change in estimated fair value recognized in the statements of operations for the three and nine months ended September 30, 2014 amounted to $0.1 million and $14.9 million, respectively.

The table below summarizes the change in the value of the convertible notes and derivative features of the convertible security for the nine months ended September 30, 2014:

	Fair Value As of December 31, 2013	Additions	Change in estimated fair value recognized in statements of operations	Fair Value As of September 30, 2014
	(in thousands)
Convertible notes	$10,612	$1,400	$11,988	$24,000
Derivative feature of convertible security	2,900	-	2,900	5,800
Total notes payable and other	$13,512	$1,400	$14,888	$29,800

The significant components of the VIE’s financial statements included in the Company’s condensed consolidated financial statements as of September 30, 2014 include cash of $1.5 million; property and equipment and intangible assets of $9.7 million; accounts payable and accrued expenses of $2.9 million; notes payable and other of $29.8 million; capital lease and technology license obligations of $9.7 million and non-controlling interest of $21.8 million. As of December 31, 2013, the significant component of the VIE’s financial statements included in the Company’s condensed consolidated financial statements include cash of $1.9 million; property and equipment and intangible assets of $6.7 million; accounts payable and accrued expenses of $3.4 million; notes payable and other of $13.5 million; capital lease and technology license obligations of $6.3 million and non-controlling interest of $11.8 million. The Company’s portion of the net loss of the VIE for the three months ended September 30, 2014 and 2013 was $4.3 million and $1.3 million, respectively, and for the nine months ended September 30, 2014 and 2013 was $23.9 million and $4.1 million, respectively. Included in the net loss for the nine months ended September 30, 2014 was a charge of $14.9 million related to the change in fair value of notes payable and other.

On July 30, 2014, the Company entered into an Agreement and Plan of Merger and Reorganization, which was amended on October 8, 2014 (the “Merger Agreement”) with the VIE. Under the terms of the Merger Agreement, the Company will pay approximately $3.6 million in total consideration in a mix of cash and shares of the Company’s common stock in exchange for all outstanding securities held by Xpliant stockholders. The transaction contemplated by the Merger Agreement is expected to be completed before April 15, 2015, subject to certain closing conditions. The Company will also provide additional funding to the VIE to pay-out its outstanding liabilities, expenses and other costs through the completion of the Merger Agreement.

In addition, pursuant to the Merger Agreement and in connection with the transaction contemplated by the Merger Agreement, in October 2014, the Company extended additional loans to the VIE in the amount of $39.8 million in exchange for promissory notes that bear annual interest rate of 6% that mature in October 2015, or earlier if the closing of the acquisition occurs prior. In October 2014, these cash advances to the VIE were used to settle all outstanding convertible notes, related accrued interest and convertible security held by non-controlling interest of $30.8 million. Additionally, $1.7 million was used to make cash payments to the employees of the VIE and $7.3 million to cover settlement of certain outstanding liabilities of the VIE. Further, per the Merger Agreement, in October 2014, the Company issued RSU’s of approximately 193,000 shares with a fair value of $8.7 million based on the Company’s stock price at the actual grant date to the employees of the VIE.

Disposition of Certain Consumer Product Assets

In September 2012, the Company completed the sale of certain consumer product assets to a third party company. The consumer product assets that were sold originated from the acquisition of Star Semiconductor Corporation in fiscal year 2008 and had been further developed by the Company. Under an asset purchase agreement, the Company agreed to transfer certain assets such as property and equipment and intangible assets to the third party company for an aggregate cash consideration of $2.4 million, payable in installments starting from January 10, 2013 through January 10, 2015. The Company determined that the payment terms were not fixed and determinable and as such the Company treated this transaction as disposition of assets and will recognize the future payments as a credit to sales, general and administrative expenses when the payments are due. The carrying value of the assets related to the sale of $2.7 million was recognized as a loss on disposition of certain consumer product assets within sales, general and administrative expenses during the third quarter of 2012. The Company received total installment cash consideration of $0.3 million each for the three months ended September 30, 2014 and 2013, respectively and $0.8 million each for the nine months ended September 30, 2014 and 2013, respectively. The cash consideration received was recognized as credits within sales, general and administrative expenses.

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

6. Goodwill and Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of the goodwill as of September 30, 2014 was $71.5 million, unchanged from the balance at December 31, 2013.

Intangible assets, net

	As of September 30, 2014
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Technology licenses	$74,781	(38,871)	$35,910	7.06
Existing and core technology - product	42,085	(39,113)	2,972	1.26
Customer contracts and relationships	8,991	(8,933)	58	0.74
Trade name	2,296	(2,154)	142	0.37
Order backlog	640	(640)	-	-
Total amortizable intangible assets	$128,793	$(89,711)	$39,082	6.59

	As of December 31, 2013
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Technology licenses	$68,175	$(32,015)	$36,160	7.88
Existing and core technology - product	42,086	(35,637)	6,449	1.68
Customer contracts and relationships	8,991	(8,827)	164	1.30
Trade name	2,296	(1,829)	467	1.10
Order backlog	640	(640)	-	-
Total amortizable intangible assets	$122,188	$(78,948)	$43,240	6.87

Amortization expense was $3.5 million and $4.3 million for the three months ended September 30, 2014 and 2013, respectively, and $10.8 million and $13.4 million for the nine months ended September 30, 2014 and 2013, respectively. The estimated future amortization expense from amortizable intangible assets is as follows (in thousands):

Remainder of 2014	$3,478
2015	8,566
2016	6,460
2017	4,230
2018	3,223
2019 and thereafter	13,125
$39,082

7. Restructuring Accrual

The excess facility related restructuring accrual at the beginning of 2014 relates to the unused leased facility in Canada. The lease expired in March 2014. During the second quarter of 2014, the Company recorded restructuring accrual of $0.2 million related to the unused portion of a leased facility in Beijing, China, which lease expires in December 2014. The Company settled the related restructuring accrual during the third quarter of 2014.

In connection with a workforce reduction during the first and second quarter of 2014, the Company incurred and paid $0.6 million and $0.6 million, respectively, related to severance and other related benefits.

Accrued restructuring related payable is included in other in the other accrued expenses and other current liabilities. A summary of the accrued restructuring liabilities including related activities during the nine months ended September 30, 2014, is as follows:

	Severance and other benefits	Excess Facility Related Cost	Total
	(in thousands)
Balance at December 31, 2013	$-	$57	$57
Additions	1,151	186	1,337
Cash payments and other non-cash adjustments	(1,151)	(243)	(1,394)
Balance at September 30, 2014	$-	$-	$-

8. Equity

Equity Incentive Plans

The following table summarizes the details related to stock options granted and outstanding under the 2007 Equity Incentive Plan and 2001 Stock Incentive Plan for the nine months ended September 30, 2014:

	Number of Shares Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2013	3,552,216	$17.79
Options granted	165,000	38.78
Options exercised	(976,984)	13.96
Options cancelled and forfeited	(8,000)	28.45
Balance as of September 30, 2014	2,732,232	20.40

No stock option was granted during the three months ended September 30, 2014 and September 30, 2013. The fair value of each option grant for the nine months ended September 30, 2014 and 2013 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	-	-	1.26% to 1.47%	0.32% to 1.04%
Expected life	-	-	3.77 to 4.53 years	3.77 to 4.53 years
Dividend yield	-	-	0%	0%
Volatility	-	-	43.76% to 45.05%	45.82% to 49.60%

The estimated weighted-average grant date fair value of options granted for the nine months ended September 30, 2014 and 2013 was $14.63 per share and $14.91 per share, respectively.

As of September 30, 2014, there is $5.1 million of unrecognized compensation costs, net of estimated forfeitures, related to stock options granted under the Company’s 2007 Equity Incentive Plan and 2001 Stock Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.32 years.

The following table summarizes the details related to restricted stock units, or RSUs, granted and outstanding under the 2007 Equity Incentive Plan for the nine months ended September 30, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2013	1,776,170	$35.64
Granted	1,310,345	39.31
Issued and released	(724,846)	35.25
Cancelled and forfeited	(106,272)	36.61
Balance as of September 30, 2014	2,255,397	37.86

For RSUs, stock-based compensation expense is calculated based on the market price of the Company’s common stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.

In February 2014, the Company granted one-year performance-based RSU’s. Based on the Company’s evaluation of the probability of achieving the milestone as of September 30, 2014, the Company determined that the fair value of these performance RSU’s was $2.7 million and recorded the related stock-based compensation expense for the three and nine months ended September 30, 2014. In May 2014, the Company granted a performance-based RSU. Based on the Company’s evaluation of the probability of achieving the milestones as of September 30, 2014, the Company determined that the fair value of this performance RSU was $1.5 million; however, no stock-based compensation expense recorded during three and nine months ended September 30, 2014 related to this performance RSU grant. The Company continues to evaluate the probability of achieving the milestones for each of the performance-based RSU grants at each reporting period and will update the RSU expense which is included in stock-based compensation expense.

As of September 30, 2014, there was $66.1 million of unrecognized compensation costs, net of estimated forfeitures related to RSUs granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.56 years.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Cost of revenue	$239	$216	$726	$655
Research and development	5,731	4,899	16,764	13,682
Sales, general and administrative	4,991	3,686	13,290	11,431
	$10,961	$8,801	$30,780	$25,768

The total stock-based compensation cost capitalized as part of inventory as of September 30, 2014 and December 31, 2013 was not significant.

Changes in equity

A reconciliation of the changes in equity for the nine months ended September 30, 2014 is presented below:

	Attributable to the Company	Attributable to non-controlling interest	Total equity
	(in thousands)
Balance at December 31, 2013	$286,584	$(11,753)	$274,831
Common stock issued in connection with exercises of stock options	13,640	-	13,640
Stock-based compensation	30,785	-	30,785
Net loss	(3,264)	(10,076)	(13,340)
Balance at September 30, 2014	$327,745	$(21,829)	$305,916

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

The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Income (loss) before income taxes	$2,917	$1,629	$(11,975)	$(9,360)
Provision for income taxes	811	714	1,365	1,817
Effective tax rate	27.8%	43.8%	(11.4)%	(19.4)%

The provision for income taxes for the three and nine months ended September 30, 2014 was primarily related to earnings in foreign jurisdictions. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to the Company’s income (loss) before income taxes and the provision for income taxes recorded for the three and nine months ended September 30, 2014 was primarily attributable to the valuation allowance, the difference in foreign tax rates and an increase in the indefinite lived intangible related deferred tax liability. The provision for income taxes for the three and nine months ended September 30, 2013 was primarily related to earnings in foreign jurisdictions and additional establishment of unrecognized tax benefits in foreign jurisdictions. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to the Company’s income (loss) before income taxes and the provision for income taxes recorded for the three and nine months ended September 30, 2013 was primarily attributable to the impact of losses that are not benefited, the difference in foreign tax rates and an increase in indefinite lived intangible related deferred tax liability.

The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of the Company’s net deferred tax assets during the fourth quarter of 2012, the Company determined that it was more-likely-than-not it would not realize the full value of its federal and state deferred tax assets. As such, the Company determined that as of December 31, 2012, a full valuation allowance was required on its net federal and state deferred tax assets. Adjustments could be required in the future if the Company concludes that it is more-likely-than-not that these net deferred tax assets are recoverable. A release of the valuation allowance could have the effect of decreasing the income tax provision in the period the valuation allowance is released. The Company continues to monitor the likelihood that it will be able to recover its deferred tax assets. As of September 30, 2014, the Company believes that it is not more likely than not that it will be able to fully realize its United States federal and state deferred tax assets and, as such, the Company continues to provide a full valuation allowance on those deferred tax assets.

As of September 30, 2014 and December 31, 2013, the Company had unrecognized tax benefits for income taxes associated with uncertain tax positions of $14.4 million and $14.6 million, respectively. If all of these unrecognized tax benefits were recognized, $0.7 million would reduce the Company’s effective tax rate. The Company is not anticipating any significant changes in unrecognized tax benefits in the next 12 months.

The Company’s major tax jurisdictions are the United States federal government, the states of California and Massachusetts, Japan, India, China and Singapore. The Company files income tax returns in the United States federal jurisdiction, the states of California and Massachusetts, various other states, and foreign jurisdictions in which it has a subsidiary or branch operations. The United States federal corporation income tax returns beginning with the 2000 tax year remain subject to examination by the Internal Revenue Service, or IRS. The California corporation income tax returns beginning with the 2000 tax year remain subject to examination by the California Franchise Tax Board. As of September 30, 2014, there are no on-going tax audits in the major tax jurisdictions other than India and Singapore. The India tax audit is for the tax years 2010, 2011 and 2012, and the Singapore tax audit is for the tax year 2012. The Company does not expect any significant tax adjustments from either of these audits.

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

The Company’s revenue consists primarily of sale of semiconductor products to network equipment providers and data centers and their contract manufacturers and distributors and also derives revenue from licensing software and related maintenance and support. The revenue from these sources is classified by the Company as product revenue. The Company also generates revenue from professional service arrangements which is categorized as service revenue. The total service revenue is less than 10% of the Company’s total revenue for the three and nine months ended September 30, 2014 and 2013.

The following table is based on the geographic location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers.

Sales by geography for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
United States	$25,335	$22,391	$79,139	$69,605
China	23,102	20,574	68,014	54,243
Finland	12,225	6,051	35,130	12,117
Taiwan	7,777	5,822	22,106	18,530
Korea	12,670	8,671	22,255	23,311
Mexico	8,410	7,135	17,662	16,700
Other countries	8,314	8,480	27,449	28,352
Total	$97,833	$79,124	$271,755	$222,858

The following table sets forth long lived assets, which consist of property and equipment, net by geographic regions:

	As of September 30, 2014	As of December 31, 2013
	(in thousands)
United States	$27,244	$25,160
All other countries	6,054	3,334
Total	$33,298	$28,494

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

Minimum commitments under non-cancelable operating and capital lease agreements as of September 30, 2014 are as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
Remainder of 2014	$11,073	$1,696	$12,769
2015	12,103	6,936	19,039
2016	5,150	8,680	13,830
2017	-	8,731	8,731
2018	-	8,929	8,929
2019 thereafter	-	31,983	31,983
	$28,326	$66,955	$95,281
Less: Interest component (3.75% annual rate)	1,062
Present value of minimum lease payment	27,264

Current portion of the obligations	$17,066
Long-term portion of obligations	$10,198

Rent expense incurred under operating leases was $1.5 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively, and $4.6 million and $3.7 million for the nine months ended September 30, 2014 and 2013, respectively.

In September 2013, the VIE entered into a purchase agreement with a third party vendor to purchase certain test equipment amounting to $6.1 million, payable in installments over two years. The equipment was received and recorded in the fourth quarter of 2013. In January 2014, the VIE purchased and recorded additional parts to the test equipment amounting to $1.0 million, payable in installments over two years. In June 2014, the VIE entered into a non-cancellable purchase order with the same third party vendor to purchase additional test equipment amounting to $4.0 million, due and payable in September 2014. The related test equipment was received and recorded in August 2014. The Company has an agreement with the VIE and third party vendor, whereby the Company guaranteed the payment of the test equipment in the event the VIE defaults such payment obligation.

The Company has funding commitments in relation to the merger agreement with the VIE. See Note 5 of Notes to Condensed Consolidated Financial Statements for related discussions.

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

2014	—	We introduced the ThunderX family of 64-bit ARMv8 processors incorporated into a highly differentiated SoC architecture optimized for cloud and datacenter applications.

The following summarizes our acquisitions in the last five years:

—	We acquired MontaVista Software, Inc. in December 2009. This acquisition complemented our broad portfolio of multi-core processors to deliver integrated and optimized embedded solutions to the market.
—

We acquired Celestial Systems, Inc. in October 2010. With the acquisition of Celestial Systems, we gained additional professional services such as Digital Media product development and Android commercialization and support.

—

We completed the acquisition of substantially all of the assets and assumed certain liabilities of Wavesat, Inc. in January 2011. This acquisition added multicore wireless digital system processing to our embedded processor product line.

—

We completed the acquisition of substantially all of the assets and assumed certain liabilities of Celestial Semiconductor, Ltd. in March 2011. With the acquisition of Celestial Semiconductor, we added capabilities to enable a processor family targeted for the large and growing market of converged media, gateway and wireless display applications.

—

We entered into an Agreement and Plan of Merger and Reorganization with Xpliant, Inc. in July 2014. The transaction contemplated by the Agreement and Plan of Merger and Reoganization is expected to be completed before April 15, 2015, subject to certain closing conditions.

Since inception, we have invested heavily in new product development and our net revenue has grown from $7.4 million in 2004 to $304.0 million in 2013 driven primarily by demand in the enterprise network and data center markets. Our net revenue for the nine months ended September 30, 2014 was $271.8 million. We expect sales of our products for use in the enterprise network and data center markets to continue to represent a significant portion of our revenue in the foreseeable future, however, we do not expect the same growth in the broadband and consumer as well as the access and service provider markets.

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

Results of Operations

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	change	%	2014	2013	change	%
	(in thousands)				(in thousands)
Net revenue	$97,833	$79,124	$18,709	23.6%	$271,755	$222,858	$48,897	21.9%
Cost of revenue	35,710	28,516	7,194	25.2%	99,957	85,620	14,337	16.7%
Gross Profit	$62,123	$50,608	$11,515	22.8%	$171,798	$137,238	$34,560	25.2%
Gross Margin	63.5%	64.0%	-0.5%		63.2%	61.6%	1.6%

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

Three customers together accounted for 45.0% and 43.8% of our net revenue for the three and nine months ended September 30, 2014, respectively, and two customers accounted for 29.3% and 28.6% of our net revenue for the three and nine months ended September 30, 2013, respectively. No other customer accounted for more than 10.0% of our revenues for the three and nine months ended September 30, 2014 and 2013.

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. We had an agreement with a distributor to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to this distributor, we deferred revenue and costs until products were sold to our end customers. Revenue recognition depended on notification from this distributor that product had been sold to its end customers. In April 2014, we terminated the distribution agreement with this distributor effective May 2014. We had no revenue from this distributor in the three months ended September 30, 2014. In the three months ended September 30, 2013, 6.7%, and for the nine months ended September 30, 2014 and 2013, 2.1% and 6.5%, respectively, of our net revenues were from products sold by this distributor.

We use our distributors, other than the distributor discussed above, primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through these distributors accounted for 28.7% and 22.4% of net revenue for the three months ended September 30, 2014 and 2013, respectively, and 28.1% and 29.0% for the nine months ended September 30, 2014 and 2013, respectively.  The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

Our net revenue increased by $18.7 million or 23.6% in the three months ended September 30, 2014 and $48.9 million or 21.9% in the nine months ended September 30, 2014 compared to the same periods in 2013. The increase in net revenue was attributable mainly to the increase in sales in our enterprise network; data center and access and service provider markets, combined of $20.6 million and $59.0 million for the three and nine months ended September 30, 2014, respectively compared to the same periods in 2013. The increase was partially offset by the decrease in sales in our broadband and consumer market of $1.9 million and $10.1 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The overall increase in sales in our enterprise networks; data center; and access and service provider markets was mainly due to the fluctuation in demand for our products in those respective markets as a result of the timing of our customers’ volume production of our design wins. The decrease in sales of our broadband and consumer market was mainly due to the fluctuation in demand for our products in those respective markets and to a certain extent, due to lesser focus on certain consumer product markets.

The following table is based on the geographic location of our customers including the original equipment manufacturers, contract manufacturers or the distributors who purchased our products and services. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods presented were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
United States	$25,335	$22,391	$79,139	$69,605
China	23,102	20,574	68,014	54,243
Finland	12,225	6,051	35,130	12,117
Taiwan	7,777	5,822	22,106	18,530
Korea	12,670	8,671	22,255	23,311
Mexico	8,410	7,135	17,662	16,700
Other countries	8,314	8,480	27,449	28,352
Total	$97,833	$79,124	$271,755	$222,858

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

Cost of revenue increased by $7.2 million or 25.2% in the three months ended September 30, 2014 and $14.3 million or 16.7% in the nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to the increase in net revenue. Gross margin decreased by 0.5 percentage points from 64.0% in the three months ended September 30, 2013 to 63.5% in the three months ended September 30, 2014 and increased by 1.6 percentage points from 61.6% in the nine months ended September 30, 2013 to 63.2% in the nine months ended September 30, 2014. The decrease in gross margin for the three months ended September 30, 2014 compared to the same period in 2013 was a result of a small shift of product sales mix from our higher to lower performance products. The increase in gross margin for the nine months ended September 30, 2014 compared to the same period in 2013 was mainly due to the inventory write-down of $3.9 million in the second quarter of 2013 associated with discontinued consumer products, which was partially offset by the small shift of product sales mix of our higher and lower performance products. Higher performance products yields higher gross margins compared to our lower performance products.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	change	%	2014	2013	change	%
	(in thousands)				(in thousands)
Research and development expenses	$40,459	$33,630	$6,829	20.3%	$116,582	$98,469	$18,113	18.4%
Percent of total net revenue	41.4%	42.5%	-1.1%		42.9%	44.2%	-1.3%

Research and development expenses increased by $6.8 million or 20.3% in the three months ended September 30, 2014 and increased by $18.1 million or 18.4% in the nine months ended September 30, 2014 compared to the same periods in 2013. Research and development expense included expenses of our variable interest entity, or VIE of $4.8 million and $4.5 million for the three months ended September 30, 2014 and 2013, respectively and $13.5 million and $11.6 million in the nine months ended September 30, 2014 and 2013, respectively.

The remaining research and development expense increased by $6.5 million or 22.2% and $16.2 million or 18.8% in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. This increase was mainly due to higher salaries and employee benefits and stock-based compensation expense and related taxes of $4.0 million and $11.7 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 mainly resulting from the increase in research and development headcount and increase in stock option and RSU grants. The cost incurred for severance and other benefits was flat and increased by $0.4 million in the three and nine months ended September 30, 2014, respectively, compared to the same period in 2013, due to the timing of restructuring activities. Outsourced engineering services increased by $1.3 million and $0.6 million in the three months ended September 30, 2014, respectively, compared to the same periods in 2013, mainly due to the timing of research and development work for our new product families, which was partially offset by the decrease in our research and development for certain consumer products. Facilities expense, design tools and other miscellaneous research and development increased by $1.5 million and $4.3 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 as a result of the increase in research and development activities to support the development of our new products. The increases as discussed above were partially offset by the decrease in depreciation and amortization expense of $0.3 million and $0.8 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 mainly due to the acceleration of estimated useful life of certain consumer product related intangible assets in 2013. Research and development headcount was 668 at September 30, 2014 compared to 594 at September 30, 2013.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	change	%	2014	2013	change	%
	(in thousands)
Sales, general and administrative expenses	$18,141	$14,833	$3,308	22.3%	$51,090	$46,217	$4,873	10.5%
Percent of total net revenue	18.5%	18.7%	-0.2%		18.8%	20.7%	-1.9%

Sales, general and administrative expenses increased by $3.3 million or 22.3% in the three months ended September 30, 2014 and $4.9 million or 10.5% in the nine months ended September 30, 2014 compared to the same periods in 2013. Sales, general and administrative expenses in the three and nine months ended September 30, 2014 included $0.9 million and $1.5 million, respectively, from our VIE.

The remaining sales, general and administrative expenses increased by $2.4 million or 16.2% and $3.4 million or 7.3% in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Salaries and employee benefits and stock-based compensation expense and related taxes increased by $2.0 million and $4.3 million, respectively, and facilities expense and other miscellaneous sales, general and administrative expenses, combined increased by $0.3 million and $0.6 million, respectively, for the three and nine months ended September 30, 2014 compared to the same periods in 2013 mainly due to the increase in headcount. Outside services increased by $0.3 million and $0.2 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 mainly due to increase in legal services related to acquisition and intellectual property related matters. In the first quarter of 2013, we recorded a credit of $0.7 million associated with the gain on sale of held for sale assets. The cost incurred for severance and other benefits was flat in the three months ended September 30, 2014 and decreased by $0.6 million in the nine months ended September 30, 2014, compared to the same periods in 2013, due to the timing of restructuring activities. Depreciation and amortization expense decreased by $0.2 million and $0.5 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 mainly due to the acceleration of amortization of certain acquired intangible asset in 2013. In the second quarter of 2013, we recorded a contractual settlement to a customer of approximately $1.3 million. Sales, general and administrative headcount was 176 at September 30, 2014 compared to 160 at September 30, 2013.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	change	%	2014	2013	change	%
	(in thousands)				(in thousands)
Interest expense	$(387)	$(390)	$3	-0.8%	$(1,179)	$(1,107)	$(72)	6.5%
Change in estimated fair value of notes payable and other	(103)	-	(103)	-100.0%	(14,888)	-	(14,888)	-100.0%
Other, net	(116)	(126)	10	-7.9%	(34)	(805)	771	-95.8%
Total other expense, net	$(606)	$(516)	$(90)	17.4%	$(16,101)	$(1,912)	$(14,189)	742.1%

Other expense, net, increased by $0.1 million and $14.2 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase was mainly due to the recognition of the change in the estimated fair value of notes payable and other of $0.1 million and $14.9 million in the three and nine months ended September 30, 2014. The significant change in the estimated fair value of notes payable and other resulted from the change in the probability assumption used in the fair value measurement. See Note 5 of Notes to Condensed Consolidated Financial Statements for more detailed discussions. In addition, interest expense increased associated with long-term capital and technology lease obligations and notes payable of the VIE. The increases were partially offset by other, net which consists mainly of net foreign exchange gains in the three and nine months ended September 30, 2014 compared to net foreign exchange losses in the three and nine months ended September 30, 2013.

Provision for Income Taxes. For the three and nine months ended September 30, 2014 and 2013, the provision for income taxes was based on our estimated annual effective tax rate, plus any discrete items, and taking into account valuation allowance, as necessary, in compliance with applicable guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the provision for income taxes and the effective tax rates for the respective periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	change	%	2014	2013	change	%
	(in thousands)				(in thousands)
Income (loss) before income taxes	$2,917	$1,629	$1,288	79.1%	$(11,975)	$(9,360)	$(2,615)	27.9%
Provision for income taxes	811	714	97	13.6%	1,365	1,817	(452)	-24.9%
Effective tax rate	27.8%	43.8%	-16.0%		-11.4%	-19.4%	8.0%

The provision for income taxes for the three and nine months ended September 30, 2014 was primarily related to earnings in foreign jurisdictions. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to our income (loss) before income taxes and the provision for income taxes recorded for the three and nine months ended September 30, 2014 was primarily attributable to the valuation allowance, the difference in foreign tax rates and an increase in indefinite lived intangible related deferred tax liability. The provision for income taxes for the three and nine months ended September 30, 2013 was primarily related to earnings in foreign jurisdictions and additional establishment of unrecognized tax benefits in foreign jurisdictions. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to our income (loss) before income taxes and the provision for income taxes recorded for the three and nine months ended September 30, 2013 was primarily attributable to the impact of losses that are not benefited, the difference in foreign tax rates and an increase in indefinite lived intangible related deferred tax liability.

Liquidity and Capital Resources

Following is a summary of our working capital and cash and cash equivalents as of the periods presented:

	As of September 30, 2014	As of December 31, 2013
	(in thousands)
Working capital	$175,600	$151,071
Cash and cash equivalents	156,330	127,763

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$38,992	$38,270
Net cash used in investing activities	(14,452)	(4,996)
Net cash provided by financing activities	4,027	2,902

Cash Flows from Operating Activities

Net cash flows from operating activities increased by $0.7 million from net cash provided by operating activities of $38.3 million in the nine months ended September 30, 2013 to $39.0 million in the nine months ended September 30, 2014. Total cash inflow from operations after adjustment of non-cash items in the nine months ended September 30, 2014 and 2013 were $56.3 million and $40.3 million, respectively. The increase resulted mainly from higher net revenue which generated higher cash flows from operations. Changes in assets and liabilities resulted in net cash outflow of $17.3 million in the nine months ended September 30, 2014 compared to $2.0 million in the nine months ended September 30, 2013. The significant changes in assets and liabilities in nine months ended September 30, 2014 were higher inventories due to the timing of inventory build-up in anticipation on an increase in revenue, lower accounts payable and accrued expenses due to the timing of payments to the vendors and higher accounts receivable resulting from higher revenue and timing of collections from customers. The significant changes in assets and liabilities in the nine months ended September 30, 2013 were higher accounts receivable resulted from higher revenue, lower inventories due to the timing of inventory build-up, lower deferred revenue resulted from lower subscription licenses and professional services billings to customers and higher accounts payable due to the timing of payments to the vendors.

Cash Flows from Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2014 was $14.5 million compared to $5.0 million in the nine months ended September 30, 2013. Net cash used in investing activities in the nine months ended September 30, 2014 resulted from the cash payments made to purchase property and equipment of $12.0 million and intangible assets of $3.2 million, which was partially offset by the proceeds received from the disposition of certain consumer product assets of $0.8 million. Net cash used in investing activities in the nine months ended September 30, 2013 resulted from cash payments made to purchases of property and equipment of $5.5 million and intangible assets of $3.6 million, which was partially offset by the cash proceeds received of $3.4 million related to the sale of held for sale assets and $0.8 million related to the disposition of certain consumer product assets.

Cash Flows from Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2014 was $4.0 million compared to $2.9 million in the nine months ended September 30, 2013. Net cash provided by financing activities in the nine months ended September 30, 2014 resulted mainly from the proceeds received from issuance of common stock upon the exercise of options of $13.6 million, proceeds from notes payable from non-controlling interest of the VIE of $1.4 million and tax withholdings for stock option exercises on behalf of employees of $0.3 million, which were partially offset by the principal payments of capital lease and technology license obligations of $11.3 million. Net cash provided by financing activities in the nine months ended September 30, 2013 resulted from the proceeds received from issuance of common stock upon exercise of options of $9.5 million, proceeds from notes payable from non-controlling interest of the VIE of $6.0 million and tax withholdings for stock option exercises on behalf of employees of $0.7 million, partially offset by the principal payments of capital lease and technology license obligations of $13.4 million.

Capital Resources

Cash equivalents consist of an investment in a money market fund. We believe that our $156.3 million of cash and cash equivalents at September 30, 2014, and expected cash flow from operations, if any, will be sufficient to fund our projected operating requirements for at least 12 months, including the acquisition of the VIE. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, other than disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known through the filing of this report, we believe our exposure related to the above indemnities of September 30, 2014, is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The table below describes our commitments to settle contractual obligations in cash as of September 30, 2014:

	Payments Due By Period
	Total	Remainder of 2014	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$66,955	$1,696	$15,616	$17,660	$31,983
Capital lease and technology license obligations	28,326	11,073	17,253	-	-
Total	$95,281	$12,769	$32,869	$17,660	$31,983

As of September 30, 2014, the liability for uncertain tax positions was $0.7 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

In September 2013, the VIE entered into a purchase agreement with a third party vendor to purchase certain test equipment amounting to $6.1 million, payable in installments over two years. The equipment was received and recorded in the fourth quarter of 2013. In January 2014, the VIE purchased and recorded additional parts to the test equipment amounting to $1.0 million, payable in installment over two years. In June 2014, the VIE entered into a non-cancellable purchase order with the same third party vendor to purchase additional test equipment amounting to $4.0 million, due and payable in September 2014. The related test equipment was received and recorded in August 2014. We have an agreement with the VIE and third party vendor, whereby we guaranteed the payment and will assume the ownership of the test equipment in the event the VIE defaults such payment obligation.

We have a funding commitments in relation to the merger agreement entered on July 30, 2014, as amended on October 8, 2014, for the acquisition of the VIE. See Note 5 of Notes to Condensed Consolidated Financial Statements for related discussions.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the nine months ended September 30, 2014, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on February 24, 2014.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss attributable to the Company in the fourth quarter of 2011, and for each of the quarters since then through the second quarter of 2013 as well as the second quarter of 2014. As of September 30, 2014, our accumulated deficit was $160.3 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that may require additional expenditures. As a result of these expenditures, we may not generate sufficient revenue to achieve profitability. Our revenue growth trend in 2013 may not be sustainable, and accordingly, we may incur losses in the future.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 56.3% and 50.0% for the three months ended September 30, 2014 and 2013, respectively and 57.0% and 50.1% for the nine months ended September 30, 2014 and 2013, respectively, of our net revenue from our top five customers. Three customers together accounted for 45.0% and 43.8% of our net revenue for the three and nine months ended September 30, 2014, respectively, and two customers accounted for 29.3% and 28.6% of our net revenue for the three and nine months ended September 30, 2013, respectively. No other customer accounted for more than 10% of our revenues for the three and nine months ended September 30, 2014 and 2013. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and that the portion of our revenues attributable to some of these customers may increase in the future. However, we may not be able to maintain or increase sales to some of our top customers for a variety of reasons, including the following:

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

The failure of our patents and other intellectual property protections to adequately protect our technology might make it easier for our competitors to offer similar products or technologies, which would harm our business. We have been issued 73 patents in the United States and 29 patents in foreign countries and have an additional 175 patent applications pending in the United States and 112 patent applications pending in foreign countries as of September 30, 2014. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

Since May 2008, we have acquired two companies and acquired assets of, and assumed liabilities of, five other companies. We also made advances to Xpliant, which was considered a variable interest entity, or VIE, for convertible notes receivable and promissory notes. On July 30, 2014, we entered into an Agreement and Plan of Merger and Reorganization with Xpliant. We expect that we will in the future continue to acquire companies or assets of companies or invest in third-party companies that we believe to be complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market or application skills or enhancing and expanding our existing product lines. In connection with any such future acquisitions or investments, we may need to use a significant portion of our available cash, issue additional equity securities that would dilute current stockholders’ percentage ownership and incur substantial debt or contingent liabilities. These actions could adversely impact our operating results and the market price of our common stock. In addition, acquisitions of companies exposes us to risks, including:

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

As of September 30, 2014, we made cash advances of $21.0 million consisting of $10.0 million for several convertible notes receivable and additional cash advances of $11.0 million for several promissory notes to a VIE. We concluded that we are the primary beneficiary of the VIE due to our involvement with the VIE and our purchase option to acquire the assets of the VIE and therefore we have included the accounts of the VIE in our consolidated financial statements. As of September 30, 2014, in addition to the cash advances from us, the VIE received $13.0 million from third party investors (“non-controlling interest”) for several convertible notes receivable and $2.9 million for a convertible security. All of the convertible notes contain a convertible feature in the event of a qualified equity financing and a corporate transaction of the VIE as defined in the convertible notes. In the event of a corporate transaction, as defined in the convertible notes, the holders of the convertible notes will be entitled to receive two times the outstanding principal of the notes plus accrued interest, while in the case of a qualified financing of the VIE, the outstanding principal balance plus the accrued interest on the convertible notes will be automatically converted into convertible preferred stock of the VIE at a discounted price. The convertible security has the same features as the convertible notes, with the exception of the requirement for repayment and interest. We determined that for accounting purposes, the convertible security has derivative features. All of the convertible notes and the derivative feature of the convertible security are presented at fair value in our consolidated financial statements following the authoritative guidance of fair value measurement and disclosure. Therefore, we estimate the fair value of the convertible notes and the derivative feature of the convertible security at each reporting period. The assumptions used in the fair value estimate include the probability of a qualified equity financing or a corporate transaction of the VIE. The assumptions used in the fair value estimate are based, in part, on significant uncertainties, are difficult to predict and could differ materially in the future.

Pursuant to the option to acquire the VIE by us as set forth in one of the note purchase agreements, on June 30, 2014, we provided notice to the VIE of our election to exercise the purchase option. On July 30, 2014, we entered into a merger agreement with the VIE. As a result of this corporate transaction, the probability scenario changed significantly which impacted the fair value estimation of the convertible notes and derivative feature of convertible security outstanding as of June 30, 2014 compared to the previous reporting periods. Considering the change in the probability scenario which assumed the occurrence of a corporate transaction with us, the estimated fair value of the convertible notes and derivative feature of convertible security held by the non-controlling interest outstanding as of June 30, 2014 was close to two times its outstanding principal amount, factoring in the time value of money through settlement at maturity date. As a result, we recorded the change in fair value of the notes and other of $14.8 million in the statements of operations in the second quarter of 2014. We recorded an additional charge of $0.1 million in the third quarter for the change in fair value related to the time value of money from June 30, 2014 through the maturity date. In October 2014, pursuant to the merger agreement, we provided additional funding to the VIE and the VIE settled the outstanding convertible notes, related accrued interest and convertible security held by the non-controlling interest.

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

We assessed that it was more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance on our federal and state deferred tax assets during the fourth quarter of 2012 and continue to maintain a valuation allowance on our federal and state deferred tax assets at the end of 2013 and as of September 30, 2014.

Risks Related to our Common Stock

The market price of our common stock may be volatile, which could cause the value of your investment to decline.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through September 2014, our stock price has fluctuated from a low of $7.61 to a high of $56.18. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

CAVIUM, INC.

Date: October 31, 2014	By:	/S/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer and Vice President of Finance and Administration

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated July 30, 2014 (1)

2.2*	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated October 8, 2014

3.1	Restated Certificate of Incorporation of the Registrant (2)

3.2	Amended and Restated Bylaws of the Registrant(3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (4)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1**

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q (No. 001-33435), filed with the SEC on August 1, 2014, and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (No. 001-33435), filed with the SEC on June 20, 2011, and incorporated herein by reference.

(3)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 13, 2007, as amended, and incorporated herein by reference.

(4)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 24, 2007, as amended, and incorporated herein by reference.

*

Certain schedules related to identified agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any omitted schedules upon request by the SEC.

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