Form 10-K
period 2014-12-31
CAVIUM, INC.
filed 2015-03-02
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was approximately $2.6 billion, based on the number of shares held by non-affiliates of the registrant, and based on the reported last sale price of common stock on The NASDAQ Global Select Market for such date. Excludes an aggregate of 1,284,048 shares of common stock held by officers and directors as of June 30, 2014. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

Number of shares of common stock outstanding as of February 26, 2015: 55,011,042

Documents Incorporated by Reference: Portions of the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this form 10-K are incorporated by reference in Part III of this Form 10-K.

CAVIUM, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

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

PART I

Item  1. Business

Overview

We are a provider of highly integrated semiconductor processors that enable intelligent processing for wired and wireless networking, communications, storage, cloud, wireless, security, video and connected home and office applications. A range of our products also include a rich suite of embedded security protocols that enable unified threat management, or UTM, secure connectivity, network perimeter protection, and Deep Packet Inspection, or DPI. We sell our products to providers of networking equipment that sell into the enterprise, datacenter, service provider, and broadband and consumer markets. In the enterprise market, our products are used in routers, switches, wireless local area networks, or WLAN, and UTM.  In the datacenter market, our products are used in servers and server load balancers.  In the service provider market in wired infrastructure our products are used in edge routers, cable modem termination system head-ends, and media gateways, and in wireless infrastructure in 3G/4G base stations, radio network controllers, small cell, and evolved packet core nodes.  In the broadband and consumer market our products are used in home gateways, wireless High-Definition Multimedia Interface, or HDMI, WLAN, small office/home office, and UTM.  Our products are systems on a chip, or SoCs, which incorporate single or multiple processor cores, a highly integrated architecture and customizable software that is based on a broad range of standard operating systems. We focus our resources on the design, sales and marketing of our products, and outsource the manufacturing of our products.

We have a broad portfolio of multi-core processors to deliver integrated and optimized hardware and software embedded solutions to the market. Our software and service revenue are mainly from the sale of software subscriptions of embedded Linux operating system, related development tools, application software stacks, support and professional services.

Industry Background

Traffic on the Internet, wireless networks and enterprise networks is rapidly increasing due to trends that include greater adoption of multimedia, video, smart-phones, IPTV and rich, interactive Internet applications, voice over IP, or VoIP, video over broadband, file sharing, greater use of web-based cloud services and the proliferation of stored content accessed through networks. Enterprises, service providers and consumers are demanding networking and electronic equipment that can take advantage of these trends, and address the significant market opportunities and life-style changes that these new applications provide. As a result, there is growing pressure on providers of networking equipment, wireless, storage and electronic equipment to rapidly introduce new products with enhanced functionality while reducing their design and manufacturing costs. Providers of networking, wireless, storage and electronic equipment are increasingly seeking advanced processing solutions from third-party vendors to access the best available technology and reduce development costs. Internet delivery of video to the TV and mobile devices followed by cost effective, high-definition interactive video communications is expected to fuel the future growth of video traffic over the Internet.

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

Products

OCTEON ®, OCTEON® PlusTM, OCTEON Fusion®, OCTEON XLTM, LiquidIO®, NITROX®, NEURON SearchTM, and PureVu® are trademarks or registered trademarks of Cavium, Inc.

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

Our OCTEON, OCTEON Plus, OCTEON II and OCTEON III Multi-core MIPS64 processor families provide integrated Layer 4 through 7 data and security processing (with additional capabilities at Layers 2 and 3) at line speeds from 100Mbps to 100Gbps. These software-compatible processors, with 1 to 48 cnMIPS cores on a single chip, integrate next-generation networking IOs along with advanced security, storage, and application hardware acceleration, offering programmability for the Layer 2 through Layer 7 processing requirements of intelligent networks. The OCTEON processors are targeted for use in a wide variety of original equipment manufacturer, or OEM, networking and storage equipment, including routers, switches, UTM appliances, content-aware switches, application-aware gateways, triple-play gateways, WLAN and 3G/4G access and aggregation devices, storage arrays, storage networking equipment, servers, and intelligent network interface controllers. The OCTEON product family provides a broad range of product lines based upon the distinct performance, feature, and cost requirements of the target equipment. All OCTEON processors are software compatible and supported by industry-standard software tool chains and operating systems. Various product options are available within each OCTEON family to suit the specific needs of each individual application. OCTEON XL acceleration boards are also available, providing the ability to rapidly extend the performance and capabilities of existing appliance systems. OCTEON processors are available in multiple versions to address market specific requirements, including network services processors, application acceleration processors, storage services processors, secure communication processors and communication processors.

Our NITROX processor family offers stand-alone security processors that provide the functionality required for Layer 3 to Layer 5 secure communication in a single chip. This single chip, custom-designed processors provide complete security protocol processing, encryption, and authentication algorithms to reduce the load on the system processor and increase total system throughput. The NITROX III, which is a 16 to 64 core processor family, delivers security and compression processors for application delivery, cloud computing and wide area network optimization at up to 40 Gigabits per second data rates and up to 300,000 secure transactions per second.

The NEURON search processor family targets a wide range of high performance, Layer 2 to Layer 4 network search applications in enterprise and service provider infrastructure equipment. This family includes the NEURON search and NEURONMAX search product lines with support for both Internet Protocol (IP) versions 4 to 6 rules and delivers 100 million to over 1.6 billion searches per second with low latency. The NEURON search family delivers up to four times the capacity per chip of existing 40 Megabit Ternary Content-Addressable Memories, or TCAMs enabling the replacement of four TCAM chips with one NEURON chip. The NEURONMAX Search family enables expansion in the targeted network search applications at less than half the power consumption while reducing cost, making them applicable to a wide range of enterprise, data center and wired/wireless service provider search applications.

Our OCTEON Fusion family of products is a small cell “base station-on-a-chip” family specifically designed for Long-Term Evolution, or LTE and 3G small cell base stations, including picocell and micro base stations. OCTEON Fusion processors combine OCTEON’s MIPS64 based multi-core architecture along with purpose-built baseband digital signal processor, or DSP cores, extensive LTE/3G hardware accelerators and digital front end functionality into a single chip, reducing the bill of materials cost and power envelope of small cell base stations. This product family consists of multiple SoC products that enable small cells ranging from 32 users to more than 300 users and up to dual 20Megahertz carriers, providing scalability. OCTEON Fusion is accompanied by

FusionStack software, a comprehensive, interoperability tested, carrier-class Layer 1 to Layer 3 software suite for rapid time to market. OCTEON Fusion and FusionStack software have been developed in close partnership with a Tier-1 telecom equipment manufacturer, or TEM. OCTEON Fusion central processing units, or CPU, cores are fully compatible with OCTEON multi-core processors enabling telecom equipment manufacturers to seamlessly leverage our OCTEON-based macrocell Layer 2 to Layer 7 software into lower cost, lower power and reduced footprint OCTEON Fusion-based small cell designs.

The PureVu product family is Cavium’s most integrated media SoC optimized for over-the-top, or OTT, home media streaming as well as wireless display applications. It enables wireless streaming of movies and other content from the internet as well as video, pictures, and music from handheld devices, TV panels and PC monitors. With a powerful ARM subsystem, up to 1080p multi-format video decoding capability, and offload engines for decryption and graphics, the PureVu product family is capable of supporting a wide range of protocols including Cavium’s WiVu, WiFi Alliance’s Miracast wireless display standard specification, Intel’s WiDi, Microsoft’s Smooth Streaming, HTTP Live Streaming and the popular media streaming standard, DLNA.

Our ThunderX processor family are highly integrated, multi-core SoC processors that will incorporate highly optimized, full custom cores based on 64-bit ARMv8 instruction set architecture into SoC. ThunderX products provide a scalable family of 64-bit ARMv8 processors incorporated into a highly differentiated SoC architecture optimized for cloud and datacenter applications. The ThunderX family of SoCs integrate high-performance volume compute, networking, storage and secure compute workloads in the cloud.

LiquidIO Server Adapter family is a standard server compliant half-height Peripheral Component Interconnect Express, or PCI Express, form-factor, provide a high-performance, general-purpose programmable adapter platform that enables cloud service providers to offload any functionality in the data center. This product family enables data centers to rapidly deploy high performance software design network, or SDN, applications for both installed and new infrastructure while enhancing server utilization, response times and network agility. The LiquidIO Server Adapter family is supported by a feature rich Software Development Kit that allows customers and partners to develop high performance SDN applications with packet processing, tunneling, quality of service, security and metering.

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

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenue. We received an aggregate of approximately 57.4%, 50.3% and 46.7% of our net revenue from our top five customers in 2014, 2013 and 2012, respectively. Cisco Systems, Inc., Nokia Solutions and Networks and Amazon.com, Inc., together accounted for 44.4% of our net revenue in 2014 and Cisco Systems, Inc. accounted for 18.6% and 24.3% of our net revenue in 2013 and 2012, respectively. No other customer accounted for more than 10% of our net revenue in 2014, 2013 and 2012. For information regarding our revenue from external customers, net loss attributable to the Company and total assets, see our Consolidated Financial Statements in Item 8 of this Annual Report.

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

Integrated Circuit Fabrication. Our integrated circuits are fabricated using complementary metal-oxide semiconductor processes, which provide greater flexibility to engage independent foundries to manufacture our integrated circuits. By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facility, which would not be feasible for a company at our stage of development. We currently outsource a substantial percentage of our integrated circuit manufacturing to Samsung Electronics, or Samsung, with the remaining manufacturing outsourced to Taiwan Semiconductor Manufacturing Company, or TSMC and GlobalFoundries. We work closely with Samsung, TSMC and GlobalFoundries to forecast on a monthly basis our manufacturing capacity requirements. Our integrated circuits are currently fabricated in several advanced, sub-micron manufacturing processes. Because finer manufacturing processes lead to enhanced performance, smaller size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technology to reduce cost and improve performance.

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

Research and Development

We believe that our future success depends on our ability to introduce enhancements to our existing products and to develop new products for both existing and new markets. Our research and development efforts are directed largely to the development of additional high-performance multi-core microprocessor semiconductors. We are also focused on incorporating functions currently provided by stand-alone semiconductors into our products. We have assembled a team of highly skilled semiconductor and embedded software design engineers who have strong design expertise in high performance multi-core microprocessor design, along with embedded software, security and networking expertise. Our engineering design teams are located in San Jose, California; Marlborough, Massachusetts; Beijing, China; and Hyderabad and Bangalore, India. Research and development expenses which included expenses of our variable interest entity (Xpliant, Inc.), or VIE, were $171.7 million, $134.6 million and $109.9 million in 2014, 2013 and 2012, respectively.

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

In January 2013, we completed the sale of certain assets to a third-party company. The assets that were sold originated from the acquisition of MontaVista Software, Inc. in fiscal year 2009.

In July 2014, we entered into an Agreement and Plan of Merger and Reorganization with Xpliant, Inc. The Agreement and Plan of Merger and Reorganization provide that the merger will close no later than April 15, 2015, subject to certain closing conditions.

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

As of December 31, 2014, we had 82 issued and 222 pending patent applications in the United States, and 33 issued and 118 pending foreign patent applications. The issued patents in the United States expire in the years beginning in 2018 through 2033. The issued foreign patents expire in the years beginning in 2022 through 2033. Our issued patents and pending patent applications relate to security processors, multi-core microprocessor processing and other processing concepts. We focus our patent efforts in the United States, and, when justified by cost and strategic importance, we file corresponding foreign patent applications in strategic jurisdictions within Asia and Europe. Our patent strategy is designed to provide a balance between the need for coverage in our strategic markets and the need to maintain costs at a reasonable level. We believe our issued patents and patent applications, to the extent the applications are issued, may be used defensively by us in the event of future intellectual property claims.

In addition to our own intellectual property, we also rely on third-party technologies for the development of our products. We license certain technology from Imagination Technologies, LLC (which acquired MIPS Technologies, Inc.) and ARM Holdings PLC, pursuant to license agreements wherein we were granted a non-exclusive, worldwide license to MIPS and ARM microprocessor core technologies to develop, implement and use in our products.

We obtained a United States registration for each of our marks, including C circle and design, cnMIPS, ECONA, LiquidIO, Nitrox, Octeon, Octeon Fusion, PureVu, Security Everywhere, Wavesat, wirelessdisplay.com, wireless display logo and WiVu. We also have a license from Imagination Technologies, LLC to use MIPS by Imagination and certain other Imagination Technologies’ trademarks and from ARM Holdings PLC to use certain ARM trademarks.

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

We are not currently a party to any material legal proceedings related to intellectual property, which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows.

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

In the enterprise, datacenter, service provider, and broadband and consumer markets, we consider our primary competitors to be other companies that provide processor products to one or more of our markets, including Freescale Semiconductor, Inc., Intel Corporation, Broadcom Corporation, Marvell Technology Group Ltd., Applied Micro Circuits Corporation, Qualcomm Incorporated, and Advanced Micro Devices, Inc.

In the embedded commercial Linux operating system and professional services markets, we consider the primary competitors for our software products to be Wind River Systems, Inc., a subsidiary of Intel Corporation, and, to a lesser extent, Canonical Ltd. and Mentor Graphics Corporation.

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

Geographic and Other Financial Information

For geographic financial information and financial information regarding our financial segments, see “Note 11. Segment and Geographical Information” in Item 8 of this Annual Report, which is incorporated herein by reference. For information regarding our net revenue from external customers, net loss attributable to the Company and total assets, see our Consolidated Financial Statements in Item 8 of this Annual Report.

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

Net Revenue by Reportable Segment

Our consolidated net revenue for 2014, 2013 and 2012 amounted to $373.0 million, $304.0 million and $235.5 million, respectively. We operate as one reportable segment.

Employees

As of December 31, 2014, we had 936 regular employees located in the United States, India and other countries in Asia and Europe, which was comprised of: 49 employees in manufacturing and direct service operations, 700 in engineering, research and development, and 187 in sales, marketing and administrative. None of our employees is represented by a labor union and we consider current employee relations to be good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of February 16, 2015:

Name	Age	Position
Syed B. Ali	56	President, Chief Executive Officer, Director and Chairman of the Board of Directors
Arthur D. Chadwick	58	Vice President of Finance and Administration and Chief Financial Officer
Anil Jain	58	Corporate Vice President, IC Engineering
Vincent P. Pangrazio	51	Senior Vice President, General Counsel and Corporate Secretary

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

We incurred a net loss attributable to the Company in the fourth quarter of 2011, and for each of the quarters since then through the second quarter of 2013 as well as the second and fourth quarters of 2014. As of December 31, 2014, our accumulated deficit was $172.4 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that may require additional expenditures. As a result of these expenditures, we may not generate sufficient revenue to achieve profitability. Our revenue growth trend in 2013 and 2014 may not be sustainable, and accordingly, we may incur losses in the future.

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

•	the forecasting, scheduling, rescheduling or cancellation of orders by our customers;
•	the timing of our new product introductions;
•	our dependence on a few significant customers, which may vary the size of their orders;
•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, and with the experience and capabilities that we need;
•	our ability to successfully define, design and release new products in a timely manner that meet our customers’ needs;
•	changes in manufacturing costs, including wafer, test and assembly costs, mask costs, manufacturing yields and product quality and reliability;
•	the timing and availability of adequate manufacturing capacity from our manufacturing suppliers;
•	the timing of announcements by our competitors or us;
•	any mergers, acquisitions or divestitures of assets undertaken by us;

•	future accounting pronouncements and changes in accounting policies;
•	volatility in our stock price, which may lead to higher stock compensation expenses;
•	general economic and political conditions in the countries in which we operate or our products are sold or used;
•	costs associated with litigation, especially related to intellectual property; and
•	productivity and growth of our sales and marketing force.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 57.4%, 50.3% and 46.7% of our net revenue from our top five customers in 2014, 2013 and 2012, respectively. Three customers together accounted for 44.4% of our net revenue in 2014 and one customer accounted for 18.6% and 24.3% of our net revenue in 2013 and 2012, respectively. No other customer accounted for more than 10% of our net revenue in 2014, 2013 and 2012. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and that the portion of our revenues attributable to some of these customers may increase in the future. However, we may not be able to maintain or increase sales to some of our top customers for a variety of reasons, including the following:

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

Since May 2008, we have acquired two companies and acquired assets of, and assumed liabilities of, five other companies. We also made advances to Xpliant, which is considered a variable interest entity, or VIE, for convertible notes receivable and promissory notes. On July 30, 2014, we entered into an Agreement and Plan of Merger and Reorganization with Xpliant. We expect that we will in the future continue to acquire companies or assets of companies or invest in third-party companies that we believe to be complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market or application skills or enhancing and expanding our existing product lines. In connection with any such future acquisitions or investments, we may need to use a significant portion of our available cash, issue additional equity securities that would dilute current stockholders’ percentage ownership and incur substantial debt or contingent liabilities. In addition, we may incur higher operating costs following an acquisition. These actions could adversely impact our operating results and the market price of our common stock. In addition, acquisitions of companies exposes us to risks, including:

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

Features of debt financings of a variable interest entity that is included in our consolidated financial statements created accounting charges that reduced our profitability.

Between May 2012 and December 2014, we made cash advances of $62.8 million consisting of $10.0 million for several convertible notes receivable and additional cash advances of $52.8 million for several promissory notes to Xpliant (“VIE’). We concluded that we are the primary beneficiary of the VIE due to our involvement with the VIE and our purchase option to acquire the assets of the VIE and therefore we have included the accounts of the VIE in our consolidated financial statements. In addition to the cash advances from us, the VIE received $13.0 million from third party investors (“non-controlling interest”) for several convertible notes receivable and $2.9 million for a convertible security. Two of the convertible notes held by a non-controlling interest with a principal amount of $1.0 million matured and were paid in December 2013. Pursuant to the convertible notes, in the event the VIE closes a corporate transaction, as defined in the convertible notes, the holders of the convertible notes were entitled to receive two times the outstanding  principal plus any unpaid accrued interest. The convertible security had the same features as the convertible notes, with the exception of the requirement for repayment and interest. We determined that for accounting purposes, the convertible security has derivative features. All of the convertible notes and the derivative feature of the convertible security were remeasured and presented at fair value in our consolidated financial statements at each reporting period.

In June 2014, pursuant to the option to acquire the VIE by us as set forth in one of the note purchase agreements, we provided notice to the VIE of our decision to exercise the purchase option. On July 30, 2014, we entered into a merger agreement with the VIE. As a result of this corporate transaction, the probability scenario changed significantly which impacted the fair value estimation of the convertible notes and derivative feature of convertible security outstanding as of June 30, 2014 compared to the previous reporting periods. As such, the estimated fair value of the convertible notes and derivative feature of convertible security held by the non-controlling interest outstanding as of June 30, 2014 was close to two times its outstanding principal amount, factored the time value of money through settlement at maturity date. As a result, we recorded the change in fair value of the notes and other of $13.9 million in the statements of operations in the second quarter of 2014. The change in estimated fair value of notes and other recognized in the statements of operations for the year ended December 31, 2014 amounted to $14.9 million. In October 2014, pursuant to the merger agreement, we provided additional funding to the VIE and the VIE settled all the outstanding convertible notes, related accrued interest and convertible security held by the non-controlling interest.

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

The failure of our patents and other intellectual property protections to adequately protect our technology might make it easier for our competitors to offer similar products or technologies, which would harm our business. We have been issued 82 patents in the United States and 33 patents in foreign countries and have an additional 222 patent applications pending in the United States and 118 patent applications pending in foreign countries as of December 31, 2014. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are shipped, sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

Our software and licenses revenues are derived mainly from subscription-based software licenses and we are dependent upon the ability of our customers to develop and penetrate new markets successfully, and to develop new products for existing markets.

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

In addition to competitors in the business of distributing a commercial Linux-based operating system, we face competition from some hardware companies who offer Linux-based operating systems and related software components at little or no charge. We also face competition from Linux-based software distributions provided by new and emerging consortiums and software stacks such as Linaro and Android. And because, apart from such hardware vendors and consortiums, there is a large Linux code base generally available at no charge, certain customers or potential customers have made, and will continue to make, efforts to develop their own Linux-based operating system without purchasing or otherwise obtaining it from a third-party vendor. To the extent that the quality and availability of non-commercial Linux-based operating system software continues to improve, it could have a material adverse effect on our ability to sell open source software.

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

Changes in valuation allowance of deferred tax assets may affect our future operating results

We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more-likely-than-not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income. We periodically evaluate our deferred tax asset balance for realizability. To the extent we believe it is more-likely-than-not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future taxable income in related tax jurisdictions. If our assumptions and consequently our estimates change in the future, the valuation allowances may be increased or decreased, resulting in a respective increase or decrease in income tax expense.

Risks Related to our Common Stock

The market price of our common stock may be volatile, which could cause the value of your investment to decline.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through December 2014, our stock price has fluctuated from a low of $7.61 to a high of $63.45. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive office is located in a leased facility in San Jose, California, consisting of approximately 224,300 square feet of office space under lease that expires in October 2022. This facility accommodates our principal software engineering, sales, marketing, operations and finance and administrative activities.

We also currently occupy a space in Marlborough, Massachusetts, consisting of approximately 55,000 square feet, which we will extend by approximately 42,200 additional square feet beginning June 2015, of office space under a lease that expires in November 2020. This accommodates a portion of our product design team. Internationally, we lease offices in Hyderabad and Bangalore, India pursuant to leases agreements, which accommodate a portion of our product design team. In addition, we lease office spaces that are not considered principal offices in Shanghai and Beijing, China; Hsin-Chu, Taiwan; Singapore; and Madrid, Spain, which accommodate our product design teams, as well as other operations and administrative activities.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been quoted on The NASDAQ Global Select Market under the symbol “CAVM” since our initial public offering on May 2, 2007. Prior to that time, there was no public market for our common stock. As of February 26, 2015, there were approximately 40 holders of record (not including beneficial holders of stock held in street names) of our common stock.

The following table sets forth for the indicated periods the high and low closing sales prices of our common stock as reported by The NASDAQ Global Select Market.

	2014		2013
	High	Low	High	Low
Fourth quarter	$63.45	$39.34	$41.79	$33.34
Third quarter	56.18	44.28	41.20	34.99
Second quarter	52.87	40.64	37.82	29.60
First quarter	46.44	32.63	39.39	30.96

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

Stock Performance Graph(1)

The following line graph compares the yearly percentage change in the cumulative total stockholder return on our common stock against the total cumulative return of (i) the NASDAQ Composite Index and (ii) Standard and Poors, or S&P, Semiconductor Select Industry Index for the last five years. This graph assumes the investment of $100,000 on December 31, 2009, in our common stock or indexes and assumes the reinvestment of dividends, if any. The stockholder return shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Cavium, Inc.	$158.12	$119.30	$130.97	$144.82	$259.42
Nasdaq Composite Index	116.91	114.81	133.07	184.06	208.71
S&P Semiconductor Index	114.86	93.11	94.89	128.46	167.34

(1)

This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Cavium under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended December 31, 2014, 2013 and 2012, and the summary consolidated balance sheet data as of December 31, 2014 and 2013, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2011 and 2010, and the summary consolidated balance sheet data as of December 31, 2012, 2011 and 2010, are derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$372,978	$303,993	$235,480	$259,205	$206,500
Cost of revenue	138,359	114,679	102,602	104,281	79,487
Gross profit	234,619	189,314	132,878	154,924	127,013
Operating expenses:
Research and development	171,690	134,596	109,943	92,197	60,602
Sales, general and administrative	70,404	64,088	71,794	66,771	55,303
Goodwill impairment	-	-	27,680	-	-
Total operating expenses	242,094	198,684	209,417	158,968	115,905
Income (loss) from operations	(7,475)	(9,370)	(76,539)	(4,044)	11,108
Other expense, net:
Interest expense	(1,472)	(1,502)	(646)	(229)	(405)
Change in estimated fair value of notes payable and other	(14,888)	-	-	-	-
Other, net	(347)	(879)	(157)	(179)	(1,004)
Total other expense, net	(16,707)	(2,381)	(803)	(408)	(1,409)
Income (loss) before income taxes	(24,182)	(11,751)	(77,342)	(4,452)	9,699
Provision for (benefit from) income taxes	1,633	1,937	36,321	(4,485)	(27,425)
Net income (loss)	(25,815)	(13,688)	(113,663)	33	37,124
Net loss attributable to non-controlling interest	(10,520)	(10,723)	(1,031)	-	-
Net income (loss) attributable to the Company	$(15,295)	$(2,965)	$(112,632)	$33	$37,124

Earnings per share attributable to the Company:
Net income (loss) per common share, basic	$(0.29)	$(0.06)	$(2.26)	$0.00	$0.83
Shares used in computing basic net income (loss) per common share	53,451	51,596	49,886	48,311	44,740
Net income (loss) per common share, diluted	$(0.29)	$(0.06)	$(2.26)	$0.00	$0.77
Shares used in computing diluted net income (loss) per common share	53,451	51,596	49,886	50,771	48,235

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$131,718	$127,763	$76,784	$63,225	$90,673
Working capital	177,453	151,071	109,682	111,427	117,872
Total assets	408,860	367,985	331,504	360,257	291,620

Capital lease and technology license obligations	45,896	33,395	41,332	7,104	11,044
Notes payable and other	-	13,512	5,012	-	-
Other non-current liabilities	5,767	4,275	4,391	8,708	8,309
Common stock and additional paid-in capital	489,035	443,641	398,184	352,153	276,103
Total stockholders’ equity attributable to the Company	316,683	286,584	244,092	310,693	234,610

The selected consolidated financial data presents financial information in the relevant periods for the acquisition of MontaVista Software, Inc. in December 2009, Celestial Systems, Inc. in October 2010, Wavesat Inc. in January 2011 and Celestial Semiconductor, Ltd. in March 2011.  Further, in 2012, the Company began consolidating the financial statements of Xpliant, Inc., a variable interest entity. See Note 5 of Notes to Consolidated Financial Statements for further discussions of recent acquisitions and divestitures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in the document.

The information in this Item 7, as well as in other sections of this Annual Report on Form 10-K, contains forward-looking statements that are subject to risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “estimate,” “project,” “predict,” “potential,” “continue,” “strategy,” “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions intended to identify forward-looking statements. See the section entitled “Forward Looking Statements” at the beginning of this Form 10-K for information you should consider when reading these forward-looking statements.

OCTEON ®, OCTEON® PlusTM, OCTEON Fusion®, OCTEON XLTM, LiquidIO®, NITROX®, NEURON SearchTM, and PureVu® are trademarks or registered trademarks of Cavium, Inc.

Overview

We are a provider of highly integrated semiconductor processors that enable intelligent processing for networking, communications, storage, wireless, security, video and connected home and office applications. We sell our products to providers of networking equipment that sell into the enterprise, datacenter, service provider, and broadband and consumer markets. Our products are systems on a chip, or SoCs, which incorporate single or multiple processor cores, a highly integrated architecture and customizable software that is based on a broad range of standard operating systems. We focus our resources on the design, sales and marketing of our products, and outsource the manufacturing of our products. The following summarizes our product timeline introduction:

Timeline		History
2000 through 2003	•	We were incorporated and commenced product development.
	•	We began shipping NITROX security processors commercially.
2004	•	We introduced and commenced commercial shipments of NITROX Soho.
2006	•	We commenced our first commercial shipments of OCTEON multi-core processors.
2007	•	We introduced our new line of OCTEON based storage services processors designed to address the specific needs in the storage market, as well as other new products in the OCTEON and NITROX families.
2008	•	We expanded our OCTEON and NITROX product families with new products including wireless services processors to address the needs for wireless infrastructure equipment.
2009	•	We announced the OCTEON II Internet Application Processor, or IAP, family multi-core MIPS64 processors.
	•	We acquired MontaVista Software, Inc. in December 2009. This acquisition complemented our broad portfolio of multi-core processors to deliver integrated and optimized embedded solutions to the market.
2010	•

We announced the next generation NITROX III, a processor family with 16 to 64-cores that delivers security and compression processors for application delivery, cloud computing and wide area network optimization.

2011	•

We introduced NEURON, a new search processor product family that targets a wide range of high performance, L2-L4 network search applications in enterprise and service provider infrastructure equipment.

•

We also introduced another new product family, the OCTEON Fusion, a single chip SoCs with up to 6x MIPS64 cores and up to 8x LTE/3G baseband DSP cores which enable macro base station class features for small cell base stations.

2012	•

We introduced OCTEON III, Cavium’s 48-core 2.5GHz multi-core processor family that can deliver up to 100Gbps of application processing, up to 120GHz of 64-bit compute processing per chip and can be connected in multi-chip configurations.

	•	We announced Project Thunder, the development of a new family of 64-bit ARMv8 scalable multi-core processors for cloud and datacenter applications.
2013	•

We introduced the LiquidIO family of 10 Gigabit Server Adapters which provide high-performance, programmable adapter platform to enable software defined networks for cloud service providers and datacenters.

2014	•	We introduced the ThunderX family of 64-bit ARMv8 processors incorporated into a highly differentiated SoC architecture optimized for cloud and datacenter applications.

The following summarizes our acquisitions in the last five years:

•	We acquired MontaVista Software, Inc. in December 2009. This acquisition complemented our broad portfolio of multi-core processors to deliver integrated and optimized embedded solutions to the market.
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

•

We entered into an Agreement and Plan of Merger and Reorganization with Xpliant, Inc. (referred to as “the VIE” herein) in July 2014. The Agreement and Plan of Merger and Reorganization provides that the merger will close no later than April 15, 2015, subject to certain closing conditions.

Since inception, we have invested heavily in new product development and our net revenue has grown from $7.4 million in 2004 to $373.0 million in 2014 driven primarily by demand in the enterprise network and data center markets and increased demand in the broadband and consumer markets. We expect sales of our products for use in the enterprise, data center and servicer provider markets to continue to represent a significant portion of our revenue in the foreseeable future, however, we also expect growth in the broadband and consumer market.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if the changes in estimate that are reasonably likely to occur could materially impact the financial statements. Our management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. See Note 1 of Notes to Consolidated Financial Statements for a more comprehensive discussion of our significant accounting policies. We believe the following critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition;
•	stock-based compensation;
•	inventory valuation;
•	accounting for income taxes;
•	mask costs;
•	business combinations; and
•	valuation of goodwill and purchased intangible assets and related estimated useful lives of intangible assets.

Revenue Recognition

We primarily derive our revenue from sales of semiconductor products to original equipment manufacturers, or OEMs, or through OEM’s contract manufacturers or distributors. We also derive revenue from licensing software and related maintenance and support. We also derive revenue from professional service arrangements.

We recognizes revenue when persuasive evidence of a binding arrangement exists, delivery has occurred or service has been rendered, the price is deemed fixed or determinable and free of contingencies and significant uncertainties, and collectibility is reasonably assured. We record a reduction in revenue for provision for estimated sales returns in the same period the related revenues are recorded. These estimates are based on historical patterns of return, analysis of credit memo data and other known factors at the time. Revenue is recognized upon shipment to distributors with limited rights of returns and price protection if we conclude it can reasonably estimate the credit for returns and price adjustments issuable. We records an estimated allowance, at the time of shipment, based on our historical patterns of returns and pricing credit of sales recognized upon shipment. The credit issued to distributors or other customers have historically not been material. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands.

Software arrangements typically include time-based licenses for 12 months with related support. We do not sell support separately, therefore, revenue from software arrangements is generally recognized ratably over the support period, which is 12 months. The software arrangement may also include professional services, and these services may be purchased separately. Professional services engagements are billed on either a fixed-fee or time-and-materials basis. For fixed-fee arrangements, professional services revenue is recognized under the proportional performance method, with the associated costs included in cost of revenue. We estimate the proportional performance of the arrangements based on an analysis of progress toward completion. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate, and a loss is recognized when the total estimated project cost exceeds project revenue. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on progress toward completion of projects in progress. To the extent we are unable to estimate the proportional performance then the revenue is recognized on a completed performance basis. Revenue for time-and-materials engagements is recognized as the effort is incurred.

Stock-Based Compensation

We apply the fair value recognition provisions of stock-based compensation. The stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as compensation expense net of an estimated forfeiture rate over the vesting period. We use the closing trading price of our common stock on the date of grant as the fair value of awards of restricted stock units. We use the Black-Scholes option-pricing model to determine the fair value of stock options, which require various subjective assumptions, such as expected volatility, expected term and the risk-free interest rates. Our stock price volatility assumption is estimated using our historical stock price volatility. We use the simplified method as permitted by the provisions on stock-based compensation to estimate the expected term since we do not have sufficient history of weighted average period from the date of grant to exercise, cancellation, or expiration. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates and judgment.

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

In the fourth quarter of 2012, we assessed that it is more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance on our federal and state deferred tax assets. We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance as we are in a cumulative loss position over the previous three years, which is considered significant negative evidence. As such, we have not changed our judgment regarding the need for a full valuation allowance on our federal and state deferred tax assets as of December 31, 2014. However, continued improvement in our operating results, conditioned on successfully generating increased revenue and managing costs, could lead to reversal of substantially all of the valuation allowance on our federal and state deferred tax assets. Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Should we determine that we would be able to realize our remaining deferred tax assets in the foreseeable future, an adjustment to our remaining deferred tax assets would cause a material increase to net income in the period such determination is made.

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

No impairment charge was recorded in 2014 and 2013 resulting from the annual goodwill impairment and impairment review of finite-lived intangible assets. In 2012, we recorded goodwill and intangible asset impairment charges of $27.7 million and $5.6 million, respectively. See “Results of Operations” below for a more detailed discussion on goodwill impairment.

Results of Operations

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net revenue	$372,978	$303,993	$235,480
Cost of revenue	138,359	114,679	102,602
Gross Profit	$234,619	$189,314	$132,878
Gross Margin	62.9%	62.3%	56.4%

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

Three customers together accounted for 44.4% of our net revenue for 2014. One customer accounted for 18.6% and 24.3% of our net revenue for 2013 and 2012, respectively. No other customer accounted for more than 10% of our net revenue for 2014, 2013 or 2012.

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. We had an agreement with a distributor to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to this distributor, we deferred revenue and costs until products were sold to our end customers. Revenue recognition depended on notification from this distributor that product had been sold to its end customers. In April 2014, we terminated the distribution agreement with this distributor effective May 2014. For 2014, 2013 and 2012, 1.5%, 6.4% and 5.7%, respectively, of our net revenue was from products sold by this distributor.

We use our distributors, other than the distributor discussed above, primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through these distributors accounted for 27.7%, 28.6% and 27.6% of net revenue for 2014, 2013 and 2012, respectively. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

The following table is based on the geographic location of our customers including the original equipment manufacturers, contract manufacturers or the distributors who purchased our products and services. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Net revenue by geography for the periods presented was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
United States	$111,997	$90,537	$66,839
China	93,045	77,965	65,898
Finland	44,976	17,767	2,399
Taiwan	29,229	26,023	25,204
Korea	28,665	30,003	16,899
Mexico	27,184	22,572	9,954
Japan	6,046	9,231	15,820
Malaysia	9,059	14,789	16,021
Other countries	22,777	15,106	16,446
Total	$372,978	$303,993	$235,480

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

We use third-party foundries and assembly and test contractors, which are primarily located in Asia, to manufacture, assemble and test our semiconductor products. We purchase processed wafers on a per wafer basis from our fabrication suppliers, which are currently Samsung, with the remaining manufacturing outsourced to TSMC and Global Foundries. We also outsource the sort, assembly, final testing and other processing of our product to third-party contractors, primarily ASE Electronics in Taiwan, Malaysia and Singapore, as well as ISE Labs, Inc., in the United States. We negotiate wafer fabrication on a purchase order basis. There are no long-term agreements with any of these third-party contractors. A significant disruption in the operations of one or more of these third-party contractors would impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition and results of operations.

Cost of revenue also includes amortized costs of certain identifiable intangible assets from our business acquisitions to the extent those identifiable intangible assets are directly associated with cost of revenue. The total amortization expense from intangible assets acquired from business acquisitions included in cost of revenue was $5.1 million, $6.3 million and $8.0 million for 2014, 2013 and 2012, respectively.

We also incur costs for the fabrication of masks used by our contract manufacturers to manufacture wafers that incorporate our products. During 2014, 2013 and 2012, we capitalized $5.9 million, $3.6 million and $4.8 million, respectively, of mask costs. As our product processes continue to mature and as we develop more history and experience, we expect to capitalize most or all of our mask costs in the future. We amortize the cost of fabrication masks that we reasonably expect to use for production manufacturing over 12 to 24 month period. Total amortized expenses for the masks included in cost of revenue were $2.6 million, $4.5 million and $4.2 million for 2014, 2013 and 2012, respectively. The unamortized balance of capitalized mask costs at end of 2014 and 2013 was $5.6 million and $2.3 million, respectively.

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

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Research and development expenses	$171,690	$134,596	$109,943
Percent of total net revenue	46.0%	44.3%	46.7%

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

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Sales, general and administrative expenses	$70,404	$64,088	$71,794
Percent of total net revenue	18.9%	21.1%	30.5%

Goodwill impairment. Goodwill impairment charge for the periods presented was:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Goodwill	$-	$-	$27,680
Percent of total net revenue	0.0%	0.0%	11.8%

Other income (expense), net. Other income (expense), net primarily includes interest income on cash and cash equivalents, foreign currency gains and losses, interest expense associated with capital lease and technology license obligations and interest expense associated with the notes payable of the VIE. Total other income (expense), net for the periods presented was:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Interest expense	$(1,472)	$(1,502)	$(646)
Change in estimated fair value of notes payable and other	(14,888)	-	-
Other, net	(347)	(879)	(157)
Total other expense, net	$(16,707)	$(2,381)	$(803)

Provision for Income Taxes. The provision for income taxes and the effective tax rates for the periods presented were:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Loss before income taxes	$(24,182)	$(11,751)	$(77,342)
Provision for income taxes	1,633	1,937	36,321
Effective tax rate	-6.8%	-16.5%	-47.0%

Fiscal 2014 Compared to Fiscal 2013

Net Revenue. Our net revenue in 2014 increased by $69.0 million or 22.7% compared to 2013. The increase in net revenue was attributable mainly to the increase in sales in our enterprise network; data center and access and service provider markets, combined of $81.2 million which was partially offset by the decrease in sales in our broadband and consumer market of $12.2 million. The overall increase in sales in our enterprise networks; data center; and access and service provider markets was mainly due to the fluctuation in demand for our products in those respective markets as a result of the timing of our customers’ volume production of our design wins. The decrease in sales of our broadband and consumer market was mainly due to our lesser focus on certain consumer product markets and the decrease in demand for our products in those respective markets.

Cost of revenue and Gross Margin. Cost of revenue increased in 2014 by $23.7 million or 20.6% compared to 2013 primarily due to the increase in net revenue. Gross margin increased by 0.6 percentage point from 62.3% in 2013 to 62.9% in 2014. The increase in gross margin in 2014 compared 2013 was mainly due to the inventory write-down of $3.9 million in the second quarter of 2013 associated with discontinued consumer products, which was partially offset by the inventory write-down of $1.7 million in the fourth quarter of 2014 associated with the decrease in projected shipments of our consumer products and the small shift of product sales mix of our higher and lower performance products. Higher performance products yields higher gross margins compared to our lower performance products.

Research and Development Expenses. Research and development expenses increased by $37.1 million or 27.6% in 2014 compared to 2013. Research and development expense in 2014 and 2013 included $19.2 million and $14.6 million, respectively, from a variable interest entity, or VIE. The remaining research and development expense increased by $32.5 million or 27.1% in 2014 compared to 2013. The increase was mainly due to higher stock-based compensation and related taxes of $15.0 million resulting from restricted stock units, or RSU’s, issued pursuant to the merger agreement with Xpliant in October 2014, higher option and RSU grants due to increase in research and development headcount and higher grant date fair value of new option and RSU grants. In addition, salaries and employee benefits increased by $13.5 million mainly due to the increase in research and development headcount. Facilities expense, design tools and other miscellaneous research and development increased by $5.9 million in 2014 compared to 2013 as a result of the increase in research and development activities to support the development of our new products. Outsourced engineering services increased by $1.0 million in 2014 compared to 2013 mainly due to research and development work for our new product families, which was partially offset by the decrease in our research and development for certain consumer products. The increases as discussed above were partially offset by the decrease in depreciation and amortization expense of $2.9 million in 2014 compared to 2013 mainly due to the acceleration of estimated useful life of certain consumer product related intangible assets in 2013. Research and development headcount was 700 at end of 2014 compared to 615 at end of 2013.

Sales, General and Administrative Expenses. Sales, general and administrative expenses increased by $6.3 million or 9.9% in 2014 compared to 2013. Sales, general and administrative expenses in 2014 included $2.0 million from our VIE. The remaining sales, general and administrative expenses increased by $4.3 million or 6.7% in 2014 compared to 2013. The increase was mainly due to higher stock-based compensation and related taxes of $4.5 million resulting from RSU’s issued pursuant to the merger agreement with Xpliant in October 2014, higher option and RSU grants due to increase in sales, general and administrative headcount and higher grant date fair value of the new option and RSU grants. Salaries and employee benefits increased by $2.6 million, and facilities expense and other miscellaneous sales, general and administrative expenses, combined increased by $1.0 million in 2014 compared to 2013 mainly due to the increase in headcount. Outside services increased by $0.3 million in 2014 compared to 2013 mainly due to increase in legal services related to acquisition and intellectual property related matters. In the first quarter of 2013, we recorded a credit of $0.7 million associated with the gain on sale of held for sale assets. The above increases was partially offset by decrease in depreciation expense of $3.5 million in 2014 compared to 2013 mainly due to the acceleration of amortization of certain acquired intangible asset in 2013. In addition, there was a one-time charge to sales, general and administrative expenses in 2013 related to a contractual settlement to a customer of approximately $1.3 million. Sales, general and administrative headcount was 187 at end of 2014 compared to 161 at end of 2013.

Goodwill impairment. We review goodwill for impairment annually at the beginning of the fourth calendar quarter and whenever events or changes in circumstances would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The annual goodwill impairment analysis performed in 2014 and 2013 did not result in an impairment charge.

Other Income (Expense), Net. Other expense, net, increased by $14.3 million in 2014 compared to 2013. The increase was mainly due to the recognition of the change in the estimated fair value of notes payable and other associated with the VIE of $14.9 million in 2014. The significant change in the estimated fair value of notes payable and other resulted from the change in the probability assumption used in the fair value measurement. See Note 5 of Notes to Consolidated Financial Statements for more detailed discussions. The increases were partially offset by other, net which consists mainly of net foreign exchange gains in 2014 compared to net foreign exchange losses in 2013.

Provision for (Benefit from) Income Taxes. The provision for income taxes decreased by $0.3 million in 2014 compared to 2013. The decrease was mainly due to the decrease in foreign income taxes and U.S. deferred income taxes related to the indefinite lived intangibles. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to our income (loss) before income taxes and the provision for income taxes recorded for 2014 and 2013 was primarily attributable to the valuation allowance, the difference in foreign tax rates and indefinite lived intangible related deferred tax liability.

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

Research and Development Expenses. Research and development expenses increased by $24.7 million or 22.4% in 2013 compared to 2012. Research and development expense in 2013 and 2012 included $14.6 million and $4.1 million, respectively, from a variable interest entity, or VIE. The remaining research and development expense increased by $14.2 million or 12.9% in 2013 compared to 2012. The increase was mainly due to increase in salaries and employee benefits of $6.3 million mainly due to the increase in research and development headcount. Depreciation and amortization expense also increased by $5.5 million as a result of accelerated amortization of certain consumer product related intangible assets and increase in purchased technology licenses used for research and development projects. The other increase of $2.4 million was due to an increase in stock-based compensation and related taxes, facilities expense, design tools and other miscellaneous research and development, as a result of the increase in research and development activities to support the development of our new products. Research and development headcount was 615 at end of 2013 compared to 528 at end of 2012.

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

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of $131.7 million and net accounts receivable of $48.2 million. This compares to cash and cash equivalents of $127.8 million and net accounts receivable of $43.6 million at December 31, 2013.

Following is a summary of our working capital and cash and cash equivalents as of the periods presented:

	As of December 31,
	2014	2013
	(in thousands)
Working capital	$177,453	$151,071
Cash and cash equivalents	131,718	127,763

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$60,614	$55,834	$28,293
Net cash used in investing activities	(24,913)	(8,289)	(18,081)
Net cash provided by (used in) financing activities	(31,746)	3,434	(3,347)

Cash Flows from Operating Activities

Net cash flows from operating activities increased by $4.8 million from $55.8 million in 2013 to $60.6 million in 2014. Total cash inflow from operations after adjustment of non-cash items in 2014 and 2013 were $74.9 million and $61.0 million, respectively. The increase resulted mainly from higher net revenue which generated higher cash flows from operations. Changes in assets and liabilities resulted in net cash outflow of $14.3 million in 2014 compared to $5.1 million in 2013. The significant changes in assets and liabilities in 2014 were higher inventories due to the timing of inventory build-up in anticipation of an increase in demand for our products, higher  accounts payable due to the timing of payments to the vendors and higher accounts receivable resulting from higher revenue and timing of collections from customers. The significant changes in assets and liabilities in 2013 were higher accounts receivable resulting from higher revenue, lower inventories due to the timing of inventory build-up, lower deferred revenue as a result of lower subscription licenses and professional services billings to customers and higher accounts payable due to the timing of payments to the vendors.

Net cash flows from operating activities increased by $27.5 million from $28.3 million in 2012 to $55.8 million in 2013. Total cash inflow from net loss, net of non-cash items in 2013 and 2012 were $61.0 million and $27.3 million, respectively. The increase resulted mainly from higher net revenue which generated higher income from operations. Changes in assets and liabilities resulted in net cash outflow of $5.1 million in 2013 compared to a cash inflow of $1.0 million in 2012. See related discussions on significant changes in assets and liabilities for 2013 above. The significant changes in assets and liabilities for 2012 were mainly due to higher accounts payable due to the timing of payments to vendors, higher deferred revenue due to the timing of subscription licenses and professional services billings to customers and lower accounts receivable due to the timing of product shipments and billings and increased collection efforts from the customers. Inventories increased mainly as a result of the inventory build-up in anticipation of the projected future customer demands.

Cash Flows from Investing Activities

Net cash used in investing activities in 2014 was $24.9 million compared to $8.3 million in 2013. Net cash used in investing activities in 2014 resulted from the cash payments made to purchase property and equipment of $18.0 million and intangible assets of $6.9 million and purchase of short-term investment of $1.0 million, which was partially offset by the proceeds received from the disposition of certain consumer product assets of $1.0 million. Net cash used in investing activities in 2013 resulted from the cash payments made to purchase intangible assets of $3.8 million and property and equipment of $8.8 million, which was partially offset by the cash proceeds received related to the sale of certain assets of MontaVista of $3.4 million and proceeds received from the disposition of certain consumer product assets of $1.0 million.

Net cash used in investing activities in 2013 was $8.3 million compared to $18.1 million in 2012. Net cash used in investing activities in 2012 resulted from cash payments made to purchase property and equipment of $13.2 million and intangible assets of $4.9 million.

Cash Flows from Financing Activities

Net cash used in financing activities in 2014 was $31.7 million compared to net cash provided by financing activities $3.4 million in 2013. Net cash used in financing activities in 2014 resulted mainly from the payment of notes payable and other to non-controlling interest of the VIE of $29.8 million and the principal payment of capital lease and technology license obligations of $18.6 million. These were partially offset by the proceeds received from issuance of common stock upon the exercise of options of $15.2 million and the proceeds from notes payable from non-controlling interest of the VIE of $1.4 million. Net cash provided by financing activities in 2013 resulted mainly from the proceeds received from issuance of common stock upon the exercise of options of $10.8 million, and the proceeds from notes payable and convertible security of the non-controlling interest of the VIE of $9.5 million, which were partially offset by the principal payments of capital lease and technology license obligations of $15.9 million and payment of notes payable to the non-controlling interest of the VIE of $1.0 million.

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

Capital Resources

Cash equivalents consist of an investment in a money market fund. We believe that our $131.7 million of cash and cash equivalents as of December 31, 2014, and expected cash flow from operations, if any, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, other than disclosed in Note 5 of Notes to Consolidated Financial Statements, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known through the filing of this report, we believe our exposure related to the above indemnities at end of 2014, is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2014:

	Payments Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$65,496	$7,174	$17,411	$17,776	$23,135
Capital lease and technology license obligations	48,147	24,491	23,656	-	-
Total	$113,643	$31,665	$41,067	$17,776	$23,135

As of December 31, 2014, the liability for uncertain tax positions was $0.9 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

We lease our facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expire on various dates ending in October 2022.

The capital lease and technology license obligations include future cash payments payable primarily for license agreements with various outside vendors. For license agreements which qualify under capital lease and where installment payments extend beyond one year, the present value of the future installment payments are capitalized and included as part of intangible assets or property and equipment which is amortized over the estimated useful lives of the related licenses. In addition, in October 2014, we entered into a new purchase agreement with a third party vendor for $28.5 million, payable in installments that mature in August 2017 in exchange for certain design tools. The present value of the installment payments were capitalized and included as part of property and equipment and the related liability under capital lease and technology license obligations.

In September 2013, the VIE entered into a purchase agreement with a third party vendor to purchase certain test equipment amounting to $6.1 million, payable in installments over two years. The equipment was received and recorded in the fourth quarter of 2013. In January 2014, the VIE purchased and recorded additional parts to the test equipment amounting to $1.0 million, payable in installment over two years. In June 2014, the VIE entered into a non-cancellable purchase order with the same third party vendor to purchase additional test equipment amounting to $4.0 million, due and payable in September 2014. The related test equipment was received and recorded in August 2014. The remaining liability related to these purchase agreements as of December 31, 2014 was $2.6 million. We have an agreement with the VIE and third party vendor, whereby we guaranteed the payment and will assume the ownership of the test equipment in the event the VIE defaults such payment obligation.

We have funding commitments in relation to the merger agreement entered on July 30, 2014, as amended on October 8, 2014, for the acquisition of the VIE. See Note 5 of Notes to Consolidated Financial Statements for related discussions.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Risk

Substantially all of our sales are denominated in United States dollars. We therefore have minimal foreign currency risk associated with sale of products. Our international sales and marketing and research and development operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations; however, we do not consider this currency risk to be material as the related costs do not constitute a significant portion of our total spending. We outsource our wafer fabrication, assembly, testing, warehousing and shipping operations; however, all expenses related thereto are denominated in United States dollars.

Interest Rate Risk

We had cash and cash equivalents of $131.7 million and $127.8 million as of December 31, 2014 and 2013, respectively, which was held for working capital purposes. Our cash equivalents as of December 31, 2014 and 2013, consisted of investments in a money market fund. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short term nature. Declines in interest rates, however, will reduce future investment income

Item 8. Financial Statement and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cavium, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cavium, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 2, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVIUM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$131,718	$127,763
Accounts receivable, net of allowances of $1,142 and $933, respectively	48,199	43,636
Inventories	51,922	45,768
Prepaid expenses and other current assets	9,130	6,491
Total current assets	240,969	223,658
Property and equipment, net	56,963	28,494
Intangible assets, net	37,644	43,240
Goodwill	71,478	71,478
Other assets	1,806	1,115
Total assets	$408,860	$367,985

Liabilities and Equity
Current liabilities:
Accounts payable	$26,447	$23,467
Other accrued expenses and other current liabilities	7,782	9,836
Deferred revenue	6,285	8,669
Notes payable and other	-	13,512
Capital lease and technology license obligations	23,002	17,103
Total current liabilities	63,516	72,587
Capital lease and technology license obligations, net of current portion	22,894	16,292
Deferred tax liability	2,836	1,931
Other non-current liabilities	2,931	2,344
Total liabilities	92,177	93,154

Commitments and contingencies (Note 12)

Equity
Preferred stock, par value $0.001:
10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001:
200,000,000 shares authorized; 54,458,288 and 52,221,251 shares issued and outstanding, respectively	54	53
Additional paid-in capital	488,981	443,588
Accumulated deficit	(172,352)	(157,057)
Total stockholders' equity attributable to the Company	316,683	286,584
Non-controlling interest	-	(11,753)
Total equity	316,683	274,831
Total liabilities and equity	$408,860	$367,985

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012

Net revenue	$372,978	$303,993	$235,480
Cost of revenue	138,359	114,679	102,602
Gross profit	234,619	189,314	132,878
Operating expenses:
Research and development	171,690	134,596	109,943
Sales, general and administrative	70,404	64,088	71,794
Goodwill impairment	-	-	27,680
Total operating expenses	242,094	198,684	209,417
Loss from operations	(7,475)	(9,370)	(76,539)
Other expense, net:
Interest expense	(1,472)	(1,502)	(646)
Change in estimated fair value of notes payable and other	(14,888)	-	-
Other, net	(347)	(879)	(157)
Total other expense, net	(16,707)	(2,381)	(803)
Loss before income taxes	(24,182)	(11,751)	(77,342)
Provision for income taxes	1,633	1,937	36,321
Net loss	(25,815)	(13,688)	(113,663)
Net loss attributable to non-controlling interest	(10,520)	(10,723)	(1,031)
Net loss attributable to the Company	$(15,295)	$(2,965)	$(112,632)

Earnings per share attributable to the Company:
Net loss per common share, basic	$(0.29)	$(0.06)	$(2.26)
Shares used in computing basic net loss per common share	53,451	51,596	49,886
Net loss per common share, diluted	$(0.29)	$(0.06)	$(2.26)
Shares used in computing diluted net loss per common share	53,451	51,596	49,886

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN EQUITY

(in thousands, except share data)

	Attributable to the Company's Stockholders
	Common Stock		Additional Paid-in	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2011	49,103,352	$49	$352,104	$(41,460)	$-	$310,693
Common stock issued in connection with exercises of stock options	645,104	1	8,300			8,301
Common stock issued in connection with vesting of restricted stock units	882,535	1				1
Acceleration of unvested shares			1,321			1,321
Stock-based compensation			36,408			36,408
Capital contribution by non-controlling interest					1	1
Net loss				(112,632)	(1,031)	(113,663)
Balance at December 31, 2012	50,630,991	51	398,133	(154,092)	(1,030)	243,062
Common stock issued in connection with exercises of stock options	723,047	1	10,826			10,827
Common stock issued in connection with vesting of restricted stock units	867,213	1				1
Stock-based compensation			34,629			34,629
Net loss				(2,965)	(10,723)	(13,688)
Balance at December 31, 2013	52,221,251	53	443,588	(157,057)	(11,753)	274,831
Common stock issued in connection with exercises of stock options	1,082,914	1	15,210			15,211
Common stock issued in connection with vesting of restricted stock units	1,154,123	-				-
Stock-based compensation			52,456			52,456
Settlement of non-controlling interest			(22,273)		22,273	-
Net loss				(15,295)	(10,520)	(25,815)
Balance at December 31, 2014	54,458,288	$54	$488,981	$(172,352)	$-	$316,683

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(25,815)	$(13,688)	$(113,663)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	52,459	34,598	37,196
Depreciation and amortization	34,087	40,993	31,972
Goodwill impairment	-	-	27,680
Write-down of intangible assets	-	-	5,570
Deferred income taxes	385	743	35,553
Change in estimated fair value of notes payable and other	14,888	-	-
Gain on sale of held for sale assets	-	(747)	-
(Gain) loss on disposal of property and equipment	(115)	71	265
(Gain) loss on disposition of certain consumer product assets	(1,000)	(1,000)	2,728
Changes in assets and liabilities:
Accounts receivable, net	(4,563)	(10,069)	4,272
Inventories	(6,157)	788	(4,823)
Prepaid expenses and other current assets	(1,589)	(1,321)	(1,688)
Other assets	(433)	42	463
Accounts payable	2,056	7,685	3,312
Deferred revenue	(2,384)	(4,275)	1,742
Accrued expenses and other current and non-current liabilities	(1,205)	2,014	(2,286)
Net cash provided by operating activities	60,614	55,834	28,293

Cash flows from investing activities:
Purchases of property and equipment	(17,994)	(8,806)	(13,180)
Purchases of intangible assets	(6,919)	(3,833)	(4,901)
Proceeds received from sale of held for sale assets	-	3,350	-
Proceeds received from disposition of certain consumer product assets	1,000	1,000	-
Purchase of short-term investment	(1,000)	-	-
Net cash used in investing activities	(24,913)	(8,289)	(18,081)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	15,211	10,827	8,301
Principal payment of capital lease and technology license obligations	(18,557)	(15,893)	(9,966)
Proceeds from notes payable and other from non-controlling interest of the VIE	1,400	9,500	5,012
Payment of notes payable and other to non-controlling interest of the VIE	(29,800)	(1,000)	-
Net cash provided by (used in) financing activities	(31,746)	3,434	3,347

Net increase in cash and cash equivalents	3,955	50,979	13,559
Cash and cash equivalents, beginning of period	127,763	76,784	63,225
Cash and cash equivalents, end of period	$131,718	$127,763	$76,784

Supplemental disclosures of cash flow information:
Cash paid for interest	1,812	1,242	67
Cash paid for taxes	1,133	1,335	1,048

Supplemental disclosures of cash flows from investing and financing activities:
Property and equipment and intangible assets acquired included in accounts payable, other accrued expense and other current liabilities	1,188	264	1,341

Property and equipment and intangible assets acquired included in capital lease and technology license obligations	30,443	5,860	34,227

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consist of an investment in a money market fund.

Allowance for Doubtful Accounts

The Company reviews its allowance for doubtful accounts by assessing individual accounts receivable over a specific age and amount. The Company’s allowance for doubtful accounts were not significant as of December 31, 2014 and 2013.

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

Estimated Useful Lives
Software, design tools, computer and other equipment	1 to 5 years
Test equipment and mask costs	1 to 3 years
Furniture, office equipment and leasehold improvements	1 to 5 years

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

Summarized below are individual customers whose accounts receivable balances were 10% or higher of the consolidated gross receivable:

	As of December 31,
	2014	2013
Percentage of gross accounts receivable
Customer A	12%	13%
Customer B	*	13%
Customer C	21%	*
Customer D	11%	10%

*Represents less than 10% of the gross accounts receivable for the respective period end.

Original equipment manufacturers, or OEM Customers E, F and G together accounted for 44.4% of the Company’s net revenue in 2014. Customer E accounted for 18.6% and 24.3% of the Company’s net revenue in 2013 and 2012, respectively. No other customer accounted for more than 10% of the Company’s net revenue in 2014, 2013 and 2012.

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

Goodwill and intangible assets

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets and liabilities assumed. The Company evaluates goodwill for impairment at the reporting unit level at least on an annual basis in the fourth quarter of the calendar year or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. The Company performs a qualitative assessment to determine if any events have occurred or circumstances exist that would indicate that it is more-likely-than-not that a goodwill impairment exists. The qualitative factors include, but are not limited to: (a) macroeconomic conditions; (b) industry and market considerations; (c) overall financial performance; (d) a significant adverse change in legal factors or in the business climate; (e) an adverse action or assessment by a regulator; (f) relevant entity-specific events including changes in management, strategy or customers; (g) a more-likely-than-not expectation of sale or disposal of a reporting unit or a significant portion thereof; or (h) sustained decrease in share price.

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

Revenue Recognition

The Company primarily derives its revenue from sales of semiconductor products to original equipment manufacturers (OEMs), or through OEM’s contract manufacturers or distributors. The Company also derives revenue from licensing software and from professional service arrangements.

For sale of semiconductor products, the Company recognizes revenue when persuasive evidence of a binding arrangement exists, delivery has occurred, the price is deemed fixed or determinable and free of contingencies and significant uncertainties, and collectibility is reasonably assured. The price is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices, which is often memorialized with a customer purchase order. The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness and any past transaction history of the customer. Shipping charges billed to customers are included in net revenue and the related shipping costs are included in cost of revenue. The Company records a reduction in revenue for provision for estimated sales returns in the same period the related revenues are recorded. These estimates are based on historical patterns of returns, analysis of credit memo data and other known factors at the time. Revenue is recognized upon shipment to distributors with limited rights of returns and price protection if the Company concludes it can reasonably estimate the credits for returns and price adjustments issuable. The Company records an estimated allowance, at the time of shipment, based on the Company’s historical patterns of returns and pricing credits of sales recognized upon shipment. The credits issued to distributors or other customers have historically not been material. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands.

Software arrangements typically include: (i) an end-user license fee paid in exchange for the use of the Company’s products for a specified period of time, generally 12 months (time-based license); and (ii) a support arrangement that provides for technical support and unspecified product updates and upgrades on a when and if available basis over the period of the related license.  Revenue from software arrangements is recognized when all of the software revenue recognition criteria are met and, if applicable, when vendor specific objective evidence, or VSOE, exists to allocate the total license fee to each element of multiple-element software arrangements, including post-contract customer support. The Company enters into multiple-element arrangements that generally include time-based licenses and support that are typically not sold separately. Revenue from these arrangements is deferred and recognized ratably over the term that support is offered, which is typically 12 months.

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

Advertising

The Company expenses advertising costs as incurred. Advertising costs were $1.8 million, $1.4 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Operating Leases

The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent paid is recorded as deferred rent in accrued expenses and other current and non-current liabilities on the consolidated balance sheets.

Accounting for Stock-Based Compensation

The Company applies the fair value recognition provisions of stock-based compensation. The Company recognizes the fair value of the awards on a straight-line basis over the options’ vesting periods. The Company uses the closing trading price of its common stock on the date of grant as the fair value of the awards of restricted stock units. The Company estimates the grant date fair value of stock option awards using the Black-Scholes option valuation model. The Black-Scholes option-pricing model used to determine the fair value of stock options requires various subjective assumptions, including expected volatility, expected term and the risk-free interest rates. The stock price volatility assumption is estimated using the Company’s historical stock price volatility. The Company uses the simplified method as permitted by the provisions on stock-based compensation to estimate the expected term since it has no sufficient history of weighted average period from the date of grant to exercise, cancellation, or expiration. The Company recognizes stock-based compensation expense only for the portion of stock options that are expected to vest, based on the Company’s estimated forfeiture rate. If the actual number of future forfeitures differs from that estimated by management, the Company may be required to record adjustments to stock-based compensation expense in future periods.

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

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity that are not the result of transactions with stockholders. For the years ended December 31, 2014, 2013 and 2012, there were no components of comprehensive income (loss) which were excluded from the net income (loss) and, therefore, no separate statement of comprehensive income (loss) has been presented.

Foreign Currency Translation

The Company uses the United States dollar as the functional currency for its subsidiaries. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets and liabilities. Net revenue and expenses are remeasured at average exchange rates in effect during each period, except for those revenue, cost of sales and expenses related to the nonmonetary assets and liabilities, which are remeasured at historical exchange rates. The aggregate foreign exchange gains and losses, which are included in other, net in the consolidated statements of operations were not material for the years ended December 31, 2014, 2013 and 2012.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB issued a new guidance on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. The new revenue guidance’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the guidance requires five basic steps: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when or as the entity satisfies a performance obligation. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods during the annual period. Early adoption is prohibited. Different transition methods are available - full retrospective method and a modified retrospective (cumulative effect) approach. The Company has not selected the transition method and is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

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

2. Net Loss Per Common Share

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

The following table sets forth the computation of net loss per share:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Net loss attributable to the Company	$(15,295)	$(2,965)	$(112,632)
Weighted average common shares outstanding - basic	53,451	51,596	49,886
Dilutive effect of employee stock plans	-	-	-
Weighted average common shares outstanding - diluted	53,451	51,596	49,886
Net loss per common share, basic	$(0.29)	$(0.06)	$(2.26)
Net loss per common share, diluted	$(0.29)	$(0.06)	$(2.26)

The following outstanding options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Options to purchase common stock	2,626	3,552	4,198
Restricted stock units	2,465	1,776	1,824

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

At December 31, 2014 and December 31, 2013, the Company’s cash equivalents comprised of an investment in a money market fund. At December 31, 2014, the Company also has short-term deposit which was classified under prepaid expense and other current assets. In accordance with the guidance for fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund and short-term deposit as Level 1, which approximated $93.2 million and $94.2 million as of December 31, 2014 and December 31, 2013, respectively. The carrying amount of the Company’s accounts receivable, accounts payable and accrued expenses approximate fair value due to their short term maturities.

The notes payable and other are carried at fair value and are a Level 3 measurement. See Note 5 of the Notes to Consolidated Financial Statements for further discussion of the fair value measurements. There are no other financial assets and liabilities, except those disclosed in Notes 5 and 6 of Notes to Consolidated financial statements that require Level 2 or Level 3 fair value hierarchy measurements and disclosures.

4. Balance Sheet Components

Inventories

	As of December 31,
	2014	2013
	(in thousands)
Work-in-process	$37,207	$35,027
Finished goods	14,715	10,741
	$51,922	$45,768

Property and equipment, net

	As of December 31,
	2014	2013
	(in thousands)
Test equipment and mask costs	$50,591	$34,457
Software, design tools, computer and other equipment	53,686	34,945
Furniture, office equipment and leasehold improvements	2,500	938
	106,777	70,340
Less: accumulated depreciation and amortization	(49,814)	(41,846)
	$56,963	$28,494

Depreciation and amortization expense was $19.5 million, $17.7 million and $14.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Certain fully depreciated property and equipment have been eliminated from both the gross and accumulated amount.

The Company has capitalized $5.9 million, $3.6 million and $4.8 million of mask costs for the years ended December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012, total amortization expense from masks was $2.6 million, $4.5 million and $4.2 million, respectively. Total mask cost, net of accumulated depreciation at December 31, 2014 and 2013 was $5.6 million and $2.3 million, respectively.

The Company leases certain design tools under capital lease and certain financing arrangements which are included in property and equipment, which total cost, net of accumulated amortization amounted to $35.8 and $16.2 million at December 31, 2014 and 2013, respectively. In 2014, the Company entered into a purchase agreement with certain third party vendor for $28.5 million, payable in installments that mature in August 2017 in exchange for certain design tools. The present value of the installment payments were capitalized and included as part of property and equipment. Amortization expense related to assets recorded under capital lease and certain financing agreements was $9.5 million, $6.5 million and $4.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Other accrued expenses and other current liabilities

	As of December 31,
	2014	2013
	(in thousands)
Accrued compensation and related benefits	$4,855	$4,262
Professional fees	1,029	1,536
Accrued royalty	638	529
Deferred tax liability	14	277
Income tax payable	451	544
Accrued interest	110	453
Customer deposits	83	1,470
Other	602	765
	$7,782	$9,836

Warranty Accrual

The following table presents a reconciliation of the warranty liability, which is included within other accrued expenses and other current liabilities above:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Beginning balance	$167	$440	$412
Accruals and adjustments	679	206	467
Settlements	(619)	(479)	(439)
Ending balance	$227	$167	$440

Deferred revenue

	As of December 31,
	2014	2013
	(in thousands)
Services/support and maintenance	$5,769	$5,326
Software license/subscription	516	1,176
Distributor deferred margin	-	2,167
	$6,285	$8,669

The Company recorded deferred revenue, net of deferred costs on shipments to a sell-through distributor. In April 2014, the Company terminated the distribution agreement with its sole sell-through distributor effective May 2014.

Other non-current liabilities

	As of December 31,
	2014	2013
	(in thousands)
Accrued rent	$1,324	$1,034
Income tax payable	941	698
Other	666	612
	$2,931	$2,344

5. Business Combinations and Divestitures

Variable Interest Entity

Between May 2012 and December 2014, the Company entered into several note purchase agreements and promissory notes with Xpliant, Inc. (“Xpliant” or the “VIE”) to provide cash advances. Xpliant is a Delaware incorporated and privately held company, engaged in the design and development of next generation software defined network switch chips. The Company has concluded that it is the primary beneficiary of the VIE due to the Company’s involvement with the VIE and the purchase option to acquire the VIE. As such, the Company has included the accounts of the VIE in the consolidated financial statements.

As of December 31, 2014, the Company had made cash advances of $62.8 million, consisting of $10.0 million under nine convertible notes receivable which, as amended, matured on August 31, 2014 and $52.8 million under several promissory notes which mature between April 2015 and December 2015, or earlier if the closing of the acquisition occurs prior. The outstanding convertible notes and promissory notes bear an annual interest rate of 6%. Two of the convertible notes held by the Company are collateralized by a lien on the VIE’s assets.

In addition to the funding received by the VIE from the Company, between May 2012 and January 2014, certain third party investors (“non-controlling interest”) made cash advances of $13.0 million under fifteen convertible notes receivable which, as amended, matured on August 31, 2014. All of the convertible notes bore interest at a rate of 6%, payable at maturity. Two of the convertible notes held by a third party investor with a principal amount of $1.0 million matured and were paid by the VIE in December 2013. Pursuant to the convertible notes, in the event the VIE closes a corporate transaction, as defined in the convertible notes, the holders of the convertible notes were entitled to receive two times the outstanding  principal plus any unpaid accrued interest.

In December 2013, a third party investor exchanged its convertible note with a principal of $1.4 million and invested additional cash of $1.5 million with the VIE for a $2.9 million convertible security which had the same features as the convertible notes, with the exception of the requirement for repayment, interest and maturity. The Company determined that for accounting purposes, the convertible security had derivative features, and as such, the Company estimated the fair value of the derivative features based on market approach using Level 3 inputs. The assumptions used in the fair value estimate were related to the probability of the capital scenarios pursuant to the convertible notes. Based on the most reasonable assumptions determined by management, the fair value of the derivative feature of the convertible security at the issuance date was approximately the same as the principal amount. Accordingly, the Company classified the $2.9 million convertible security as a derivative liability within notes payable and other on the consolidated balance sheets.

All of the convertible notes and the derivative feature of convertible security relating to the non-controlling interests included in the consolidated financial statements were classified as Level 3 liability and therefore they were all remeasured and presented at fair value in the consolidated financial statements at each reporting period. The valuation of these instruments ranged from its principal amount to two times the principal amount of the convertible notes and convertible security.

In June 2014, pursuant to the option to acquire the VIE, the Company provided notice to the VIE of its decision to exercise the purchase option. As a result of the corporate transaction, the fair value estimation of the convertible notes and derivative feature of convertible security as of the second quarter of 2014 changed significantly compared to the previous reporting periods. As such, the estimated fair value of the convertible notes and derivative feature of the convertible security as of the second quarter of 2014 was close to two times the outstanding principal amount, factoring in the time value of money through settlement at maturity date. As a result, the Company recorded the change in fair value of the notes and other of $13.9 million in the statements of operations in the second quarter of 2014. The change in estimated fair value recognized in the statements of operations for the year ended December 31, 2014 amounted to $14.9 million.

On July 30, 2014, the Company entered into an Agreement and Plan of Merger and Reorganization, which was amended on October 8, 2014 (the “Merger Agreement”) with the VIE. Under the terms of the Merger Agreement, the Company will pay approximately $3.6 million in total consideration in a mix of cash and shares of the Company’s common stock in exchange for all outstanding securities held by Xpliant stockholders. The Merger Agreement provides that the merger will close no later than April 15, 2015, subject to certain closing conditions. The Company will also provide additional funding to the VIE to pay-out its outstanding liabilities, expenses and other costs through the completion of the transaction contemplated by the Merger Agreement.

Pursuant to the Merger Agreement and in connection with the transaction contemplated by the Merger Agreement, in October 2014, a portion of the cash advances made by the Company to the VIE were used to settle all outstanding convertible notes, related accrued interest and convertible security held by non-controlling interest of $30.8 million. Additionally, $1.7 million was used to make cash payments to the employees of the VIE. Further, per the Merger Agreement, in October 2014, the Company issued RSU’s of approximately 193,000 shares with a fair value of $8.7 million based on the Company’s stock price at the actual grant date to the employees of the VIE.

The table below summarizes the change in the value of the convertible notes and derivative features of the convertible security for the periods presented:

	As of December 31, 2014
	Fair Value at Beginning of the Year	Additions	Exchange	Change in estimated fair value recognized in statements of operations	Repayment	Fair Value at End of the Year
	(in thousands)
Convertible notes	$10,612	$1,400	$-	$11,988	$(24,000)	$-
Derivative feature of convertible security	2,900	-	-	2,900	(5,800)	-
Total notes payable and other	$13,512	$1,400	$-	$14,888	$(29,800)	$-

	As of December 31, 2013
	Fair Value at Beginning of the Year	Additions	Exchange	Change in estimated fair value recognized in statements of operations	Repayment	Fair Value at End of the Year
	(in thousands)
Convertible notes	$5,012	$8,000	$(1,400)	$-	$(1,000)	$10,612
Derivative feature of convertible security	-	1,500	1,400	-	-	2,900
Total notes payable and other	$5,012	$9,500	$-	$-	$(1,000)	$13,512

The significant components of the VIE’s financial statements included in the Company’s consolidated financial statements as of December 31, 2014 include cash of $0.4 million; property and equipment and intangible assets of $8.7 million; accounts payable and accrued expenses of $2.6 million; and capital lease and technology license obligations of $2.8 million. The non-controlling interest was reclassified to additional paid-in capital in the consolidated balance sheets as of December 31, 2014 as a result of the settlement of the notes payable and other to the non-controlling interest in October 2014. As of December 31, 2013, the significant component of the VIE’s financial statements included in the Company’s consolidated financial statements include cash of $1.9 million; property and equipment and intangible assets of $6.7 million; accounts payable and accrued expenses of $3.4 million; notes payable and other of $13.5 million; capital lease and technology license obligations of $6.3 million and non-controlling interest of $11.8 million. The net loss of the VIE was allocated to the Company and to the non-controlling interest based on the outstanding cash advances provided to the VIE at each reporting period. The Company’s portion of the net loss of the VIE for the years ended December 31, 2014, 2013 and 2012 amounted to $44.0 million, $5.2 million and $3.2 million, respectively. Included in the net loss of the VIE for the year ended December 31, 2014 was a charge related to the change in fair value of notes payable and other of $14.9 million and stock-based compensation and related taxes of $9.9 million.

In January 2015, the Company extended additional loans to the VIE in the amount of $6.0 million in exchange for promissory notes that bear annual interest rate of 6% that mature in January 2016, or earlier if the closing of the acquisition occurs prior. This funding was primarily to settle certain outstanding liabilities and operating expenses of the VIE.

Disposition of Certain Consumer Product Assets

In September 2012, the Company completed the sale of certain consumer product assets to a third party company. The consumer product assets that were sold originated from the acquisition of Star Semiconductor Corporation in fiscal year 2008 and had been further developed by the Company. Under an asset purchase agreement, the Company agreed to transfer certain assets such as property and equipment and intangible assets to the third party company for an aggregate cash consideration of $2.4 million, payable in installments starting from January 10, 2013 through January 10, 2015. The Company determined that the payment terms were not fixed and determinable and as such the Company treated this transaction as disposition of assets and recognized the future payments as a credit to sales, general and administrative expenses when the payments became due. The carrying value of the assets related to the sale of $2.7 million was recognized as a loss on disposition of certain consumer product assets within sales, general and administrative expenses during the third quarter of 2012. The Company received total installment cash consideration of $1.0 million each for the years ended December 31, 2014 and 2013, which was recognized as credits within sales, general and administrative expenses.

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

6. Goodwill and Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of the goodwill as of December 31, 2014 was $71.5 million, unchanged from the balance at December 31, 2013.

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

During the first quarter of 2013, due to the sale of certain assets in the software and services and the reorganization of resources, the Company changed how it manages and operates the business which resulted in the combination of semiconductor product and software and services into one reporting unit. As such, beginning in the first quarter of 2013, the Company assessed the goodwill impairment at the reporting unit level which is at the Company level as a whole. In 2014 and 2013, the Company performed a qualitative assessment of the goodwill at the Company level as a whole and concluded that it was more-likely-than-not that the fair value of the reporting unit, which is the Company as a whole, exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of these key factors: (i) changes in the industry and competitive environment; (ii) market capitalization; (iii) stock price; and (iv) overall financial performance. Based on the foregoing, the first and second steps of the goodwill impairment test were unnecessary and goodwill was not impaired as of December 31, 2014 and 2013.

Intangible assets, net

	As of December 31, 2014
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Technology licenses	$64,002	(28,247)	$35,755	7.07
Existing and core technology - product	42,085	(40,264)	1,821	1.39
Customer contracts and relationships	8,991	(8,965)	26	0.83
Trade name	2,296	(2,254)	42	0.17
Order backlog	640	(640)	-	-
Total amortizable intangible assets	$118,014	$(80,370)	$37,644	6.79

	As of December 31, 2013
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Technology licenses	$68,175	$(32,015)	$36,160	7.88
Existing and core technology - product	42,086	(35,637)	6,449	1.68
Customer contracts and relationships	8,991	(8,827)	164	1.30
Trade name	2,296	(1,829)	467	1.10
Order backlog	640	(640)	-	-
Total amortizable intangible assets	$122,188	$(78,948)	$43,240	6.87

Amortization expense was $14.6 million, $23.3 million and $17.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The amortization expense for the year ended December 31, 2013 includes the effect of the change in the estimated useful lives of certain consumer product related intangible assets amounting to $6.2 million, or $0.12 earnings per share attributable to the Company. Certain fully amortized intangible assets have been eliminated from both the gross and accumulated amount.

No intangible impairment was recorded during the years ended December 31, 2014 and 2013. As a result of the goodwill impairment test in 2012 as discussed above, the Company also evaluated the recoverability of its long-lived assets within its asset group. The determination of the recoverability is based on the estimated undiscounted cash flows expected to be generated from the long-lived asset group compared to the carrying amount of the long-lived asset group. The Company determined that the carrying value of the long-lived asset group was not recoverable as the carrying value of the long-lived asset group which contained the intangible assets exceeded the undiscounted cash flows of the long-lived asset group for a period of time commensurate with the remaining useful life of the primary asset of the group plus a salvage value of the asset group at the end of this period. The impairment loss was calculated by comparing the fair value of the intangible assets to their carrying value. In calculating the fair value of the intangible assets, the Company utilized discounted cash flow assumptions related to the acquired intangible assets in the long lived asset group. This fair value measurement was based on significant management judgment to forecast the future operating results, inputs not observed in the market and thus represented a Level 3 measurement. This resulted in an impairment charge for certain acquired intangible assets, primarily subscriber-base and customer contracts and relationships of $5.6 million recorded during the fourth quarter of 2012.

The estimated future amortization expense from amortizable intangible assets is as follows (in thousands):

2015	$8,740
2016	6,592
2017	4,601
2018	3,558
2019	3,462
2020 and thereafter	10,691
$37,644

7. Restructuring Accrual

The excess facility related restructuring accrual at the beginning of 2013 relates to the unused leased facility in Canada. The lease expired in March 2014. During 2014, the Company recorded restructuring accrual of $0.2 million related to the unused portion of a leased facility in Beijing, China, which lease expired in December 2014.

In connection with a workforce reduction during the years ended December 31, 2014 and 2013, the Company incurred and paid $1.4 million and $1.4 million, respectively, related to severance and other related benefits.

The restructuring payable is included in other in the other accrued expenses and other current liabilities. A summary of the accrued restructuring liabilities including related activities for the periods presented are as follows:

	As of December 31, 2014			As of December 31, 2013
	Severance and other benefits	Excess Facility Related Cost	Total	Severance and other benefits	Excess Facility Related Cost	Total
	(in thousands)			(in thousands)
Balance at beginning of the year	$-	$57	$57	$-	$262	$262
Additions	1,394	186	1,580	1,371	-	1,371
Cash payments	(1,394)	(243)	(1,637)	(1,371)	(205)	(1,576)
Balance at end of the year	$-	$-	$-	$-	$57	$57

8. Equity

Common and Preferred Stock

As of December 31, 2014 and 2013, the Company is authorized to issue 200,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. The Company is authorized to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2014 and 2013, no shares of preferred stock were outstanding.

2007 Stock Incentive Plan

Upon completion of its IPO in May 2007, the Company adopted the 2007 Stock Incentive Plan, the 2007 Plan, which reserved 5,000,000 shares of the Company’s common stock. The number of shares of the common stock reserved for issuance will be increased annually on January 1st each year for 10 years commencing from January 1, 2008 through January 1, 2017, by the lesser of (i) 5% of the total number of shares of the common stock outstanding on the applicable January 1st date or (ii) 5,000,000 shares. The board of directors may also act, prior to the first day of any fiscal year, to increase the number of shares as the board of directors shall determine, which number shall be less than each of (i) and (ii). The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2007 Plan is equal to 10,000,000 shares. As of December 31, 2014, there were 8,315,963 shares reserved for issuance under the 2007 Plan. The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively, “stock awards”), and performance cash awards, all of which may be granted to employees (including officers), directors, and consultants or affiliates. Awards granted under the 2007 Plan vest at the rate specified by the plan administrator, for stock options, typically with 1/8th of the shares vesting six months after the date of grant and 1/48th of the shares vesting monthly thereafter over the next three and one half years and for restricted stocks typically with quarterly vesting over four years. The term of awards expires seven to ten years from the date of grant. As of December 31, 2014, 15,080,081 shares have been granted under the 2007 Plan.

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

Under the Company’s 2001 Plan, certain employees have the right to early-exercise unvested stock options, subject to rights held by the Company to repurchase unvested shares in the event of voluntary or involuntary termination. For options granted prior to March 2005, the Company has the right to repurchase any such shares at the shares’ original purchase price. For options granted after March 2005, the Company has the right to repurchase such shares at the lower of market value or the original purchase price. No outstanding unvested shares of common stock as of December 31, 2014 and 2013.

Stock Options

Detail related to stock option activity is as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2011	4,651,720	$12.34
Options granted	354,834	33.69
Options exercised	(645,104)	12.87
Options cancelled and forfeited	(163,746)	23.89
Balance as of December 31, 2012	4,197,704	16.83
Options granted	242,375	37.15
Options exercised	(723,047)	14.95
Options cancelled and forfeited	(164,816)	34.36
Balance as of December 31, 2013	3,552,216	17.79
Options granted	165,000	38.78
Options exercised	(1,082,914)	14.05
Options cancelled and forfeited	(8,042)	28.46
Balance as of December 31, 2014	2,626,260	20.62

The aggregate intrinsic value for options exercised during the years ended December 31, 2014, 2013 and 2012, were $36.2 million, $16.0 million and $12.6 million, respectively, representing the difference between the closing price of the Company’s common stock at the date of exercise and the exercise price paid.

The following table summarizes information about stock options outstanding as of December 31, 2014:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.02 - $1.02	10,501	0.59	$1.02	10,501	$1.02
$3.04 - $3.04	404,372	1.22	3.04	404,372	3.04
$5.42 - $8.52	51,345	1.48	7.73	51,345	7.73
$10.32 - $10.32	562,581	1.10	10.32	562,581	10.32
$12.56 - $19.01	365,179	0.53	15.54	365,179	15.54
$20.08 - $25.17	319,739	2.07	23.89	319,739	23.89
$25.23 - $37.22	501,668	3.73	35.06	428,780	34.89
$37.63 - $50.83	410,875	5.41	38.49	163,221	39.03
$1.02 - $50.83	2,626,260	2.34	$20.62	2,305,718	$18.25	$108,199,870
Exercisable	2,305,718	1.93	$18.25			$100,451,953
Vested and expected to vest	2,595,621	2.30	$20.42			$107,457,968

The aggregate intrinsic value for options outstanding at December 31, 2014, represents the difference between the weighted average exercise price and the closing price of the Company’s common stock at December 31, 2014, as reported on The NASDAQ Global Market, for all in the money options outstanding.

The fair value of each option grant for the years ended December 31, 2014, 2013 and 2012 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions below.

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.26% to 1.47%	0.32% to 1.04%	0.57% to 1.55%
Expected life	3.77 to 4.53 years	3.77 to 4.53 years	4.08 to 4.53 years
Dividend yield	0%	0%	0%
Volatility	43.8% to 45.1%	4.8% to 49.6%	51.3% to 57.3%

The estimated weighted-average grant date fair value of options granted for the years ended December 31, 2014, 2013 and 2012 was $14.63 per share, $14.91 per share, and $14.79, respectively.

As of December 31, 2014, there is $4.3 million of unrecognized compensation costs, net of estimated forfeitures, related to stock options granted under the Company’s 2007 Equity Incentive Plan and 2001 Stock Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.19 years.

Restricted Stock Units

The Company began issuing restricted stock units, or RSUs, in 2007. Shares are issued on the date the restricted stock units vest, and the fair value of the underlying stock on the dates of grant is recognized as stock-based compensation over a three or four-year vesting period. A summary of the activity of restricted stock for the related periods are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2011	1,952,605	$30.33
Granted	1,165,136	34.23
Issued and released	(882,535)	29.34
Cancelled and forfeited	(411,643)	30.90
Balance as of December 31, 2012	1,823,563	33.17
Granted	1,119,570	36.32
Issued and released	(867,213)	32.46
Cancelled and forfeited	(299,750)	32.29
Balance as of December 31, 2013	1,776,170	35.64
Granted	1,970,094	41.32
Issued and released	(1,154,123)	37.55
Cancelled and forfeited	(127,394)	37.05
Balance as of December 31, 2014	2,464,747	39.21

The total intrinsic value of the RSUs outstanding as of December 31, 2014 was $134.9 million, representing the closing price of the Company’s stock on December 31, 2014, multiplied by the number of non-vested RSUs expected to vest as of December 31, 2014.

For RSUs, stock-based compensation expense is calculated based on the market price of the Company’s common stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.

In February 2014, the Company granted one-year performance-based RSU’s. Based on the Company’s evaluation of the probability of achieving the milestone as of December 31, 2014, the Company determined that the fair value of this performance RSU’s was $2.7 million and recorded the related stock-based compensation expense for the year ended December 31, 2014. In May 2014, the Company granted a performance-based RSU. Based on the Company’s evaluation of the probability of achieving the milestones as of December 31, 2014, the Company determined that the fair value of this performance RSU was $1.5 million, however, no stock-based compensation expense recorded for the year ended December 31, 2014 related to this performance RSU grant. The Company continues to evaluate the probability of achieving the milestones for each of the performance-based RSU grants at each reporting period and will update the RSU expense which is included in stock-based compensation expense.

In October 2014, the Company granted RSU’s as per the Merger Agreement with Xpliant. See Note 5 of Notes to Consolidated Financial Statements for related discussions.

As of December 31, 2014, there was $72.7 million of unrecognized compensation costs, net of estimated forfeitures related to RSUs granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.61 years.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the consolidated statements of operations for each of the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of revenue	$954	$951	$1,954
Research and development	32,328	18,577	16,729
Sales, general and administrative	19,177	15,070	18,513
	$52,459	$34,598	$37,196

The total stock-based compensation cost capitalized as part of inventory as of December 31, 2014 and 2013 was not significant.

9. Income Taxes

The following table presents the provision for income taxes and the effective tax rates:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Loss before income taxes	$(24,182)	$(11,751)	$(77,342)
Provision for income taxes	1,633	1,937	36,321
Effective tax rate	(6.8)%	(16.5)%	(47.0)%

The provision for income taxes for the year ended December 31, 2014 was primarily related to earnings in foreign jurisdictions. The provision for income taxes for the year ended December 31, 2013 was primarily related to foreign tax rate differential and increase in indefinite-lived intangible related deferred tax liability. The provision for income taxes for the year ended December 31, 2012 was primarily related to the establishment of a valuation allowance against the deferred tax assets in the United States and the taxes assessed by foreign jurisdictions. The recording of valuation allowance was mainly due to the fact that the losses generated by the Company’s United States operations for the year ended December 31, 2012 caused the Company’s operating results for the most recent three-year period ended December 31, 2012, to be in a loss position on a cumulative basis, as well as the impairment of goodwill during the fourth quarter of 2012. In making this determination, the Company considered all available evidence, both positive and negative. Such evidence included, among others, the Company’s history of losses and profitability, jurisdictional income recognition trends, taxable income adjusted for certain extraordinary and other items, the impact of acquisitions, and forecasted income by jurisdiction.

The domestic and foreign components of loss before income tax expense were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Domestic	$(42,318)	$(20,066)	$(63,739)
Foreign	18,136	8,315	(13,603)
	$(24,182)	$(11,751)	$(77,342)

Provision for income taxes consists of the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current tax provision (benefit)
Domestic	$19	$10	$(320)
Foreign	1,230	1,123	1,085
	1,249	1,133	765
Deferred tax provision
Domestic	627	713	35,344
Foreign	(243)	91	212
	384	804	35,556
Provision for income taxes	$1,633	$1,937	$36,321

The Company’s effective tax rate differs from the United States federal statutory rate as follows:

	Year Ended December 31,
	2014	2013	2012
Income tax at statutory rate	35.0%	35.0%	35.0%
Stock compensation costs	5.6	1.8	(1.1)
Other	0.6	1.5	0.3
Convertible securities	(4.2)	-	-
State taxes, net of federal benefit	(0.4)	(1.6)	(0.9)
Foreign income inclusion in the U.S.	(0.5)	(3.8)	(0.4)
Research and development credits	24.2	48.0	-
Foreign tax rate differential	19.6	46.7	(8.8)
Change in valuation allowance	(86.7)	(144.1)	(58.6)
Goodwill impairment	-	-	(12.5)
Total	(6.8)%	(16.5)%	(47.0)%

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities are as follows:

	As of December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Tax credits	$38,354	$28,758
Net operating loss carryforwards	44,975	36,645
Capitalized research and development	4,652	10
Intangible assets	3,881	1,627
Depreciation and amortization	1,355	-
Stock compensation	9,893	9,035
Other	2,832	4,118
Gross deferred tax assets	105,942	80,193
Less: valuation allowance	(105,638)	(79,928)
Net deferred tax assets	304	265
Deferred tax liabilities:
Intangible assets	(2,836)	-
Depreciation and amortization	-	(1,254)
Other	-	(1,158)
Net deferred tax liabilities	$(2,532)	$(2,147)

Reported As
Deferred tax assets, current	$-	$-
Deferred tax assets, non-current	318	61
Deferred tax liabilities, current	(14)	(277)
Deferred tax liabilities, non-current	(2,836)	(1,931)
Net deferred tax liabilities	$(2,532)	$(2,147)

As of December 31, 2014, the Company had total net operating loss carryforwards for federal and states of California and Massachusetts income tax purposes of $315.6 million and $200.4 million, respectively. If not utilized, these federal and state net operating loss carryforwards will expire beginning in 2020 and 2015, respectively. The federal and states of California and Massachusetts net operating loss carryforwards include excess windfall deductions of $152.3 million and $92.9 million, respectively.

The Company is tracking the portion of its deferred tax assets attributable to stock option benefits in a separate memo account pursuant to the accounting guidance for stock-based compensation. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to the guidance for stock-based compensation, the stock option benefits of approximately $59.1 million will be recorded within stockholders’ equity when it reduces cash taxes payable. The Company uses the “with and without” approach in determining when excess tax benefits have been realized, and the Company considers the direct effects of stock option deductions to calculate excess tax benefits.

The Company also had federal and state research and development tax credit carryforwards of approximately $32.3 million and $28.4 million, respectively. The federal and state tax credit carryforwards will expire commencing 2020 and 2016, respectively, except for the California research tax credits which carry forward indefinitely. The Company also has various federal tax credits of approximately $0.9 million as of December 31, 2014.

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

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance as the Company is in a cumulative loss position over the previous three years, which is considered significant negative evidence. As such, the Company has not changed its judgment regarding the need for a full valuation allowance on its federal and state deferred tax assets as of December 31, 2014. However, continued improvement in the Company's operating results, conditioned on successfully generating increased revenue and managing costs, could lead to reversal of substantially all of the Company's valuation allowance. Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to net income in the period such determination is made.

Certain of the Company’s net operating losses and research credits totaling $28.0 million are subject to an annual limitation of $1.8 million to $2.3 million over the next 15 years due to the ownership change limitations required by the Internal Revenue Code and similar state provisions. This limitation also results in some amount of these carryforwards expiring prior to benefiting the Company. The deferred tax assets shown above have been adjusted to reflect these expiring carryforwards.

Undistributed earnings of the Company’s foreign subsidiaries of approximately $4.5 million and $1.1 million as of December 31, 2014 and 2013, respectively, are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. As of December 31, 2014 and 2013, the amount of potential United States income tax of a future distribution would result in an insignificant amount of United States and foreign taxes.

The following table summarizes the activity related to the unrecognized tax benefits:

	Year Ended December 31,
	2014	2013
	(in thousands)
Balance at beginning of the year	$14,625	$12,749
Gross increases (decreases) related to prior year's tax positions	199	(526)
Gross increases related to current year's tax positions	1,446	2,402
Balance at the end of the year	$16,270	$14,625

Included in the unrecognized tax benefits at December 31, 2014 is $0.9 million that, if recognized, would reduce the Company’s annual effective tax rate after considering the valuation allowance. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has no significant accrued potential penalties and interest as of December 31, 2014 and 2013, as a significant amount of liabilities have been recorded against loss carryforwards on a net basis. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

Beginning in 2011, the Company operated under tax incentives in Singapore, which are effective through February 2020. The tax incentives are conditional upon the Company meeting certain employment, revenue, and investment thresholds. Because of uncertainty of achieving such thresholds, the Company did not recognize any tax benefits from operating under the tax incentives in Singapore for the year ended December 31, 2012. The Company realized benefits from the reduced tax rate for the periods presented as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Provision for Singapore entity at statutory tax rate of 17%	$719	$615	$351
Provision for (benefit from) Singapore entity in the consolidated statement of operations	303	(209)	351
Benefit from preferential tax rate differential	(416)	(824)	-
Impact of tax benefits per basic and diluted share	$(0.01)	$(0.02)	$-

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

The Company’s major tax jurisdictions are the United States federal government, the states of California and Massachusetts, Japan, India, China and Singapore. The Company files income tax returns in the United States federal jurisdiction, the states of California and Massachusetts, various other states, and foreign jurisdictions in which it has a subsidiary or branch operations. The United States federal corporation income tax returns beginning with the 2000 tax year remain subject to examination by the Internal Revenue Service, or IRS. The California corporation income tax returns beginning with the 2000 tax year remain subject to examination by the California Franchise Tax Board. As of December 31, 2014, there are no on-going tax audits in the major tax jurisdictions other than India and Singapore. The India tax audit is for the tax years 2010, 2011 and 2012, and the Singapore tax audit is for the tax year 2012. The Company does not expect any significant tax adjustments from either of these audits.

10. Retirement Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company matches 50% of the employees’ annual contribution up to two thousand dollars per employee. The Company contributions to the plan may be made at the discretion of the Company’s board of directors. For the years ended December 31, 2014, 2013 and 2012, the Company’s defined contribution expense was $1.0 million, $0.8 million and $0.7 million, respectively.

In connection with local foreign laws, the Company is required to have a tenured-based defined benefit plan for its employees in Korea and India. The Company’s tenured-based payout liability is calculated based on the salary of each employee multiplied by the years of such employee’s employment, and is reflected on the Company’s consolidated balance sheets in other long-term liabilities on an accrual basis. The total liability from such defined benefit plan amounted to $0.5 million and $0.4 million as of December 31, 2014 and 2013, respectively.

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

The Company’s net revenue consists primarily of sale of semiconductor products to network equipment providers and data centers and their contract manufacturers and distributors and also derives revenue from licensing software and related maintenance and support. The revenue from these sources is classified by the Company as product revenue. The Company also generates revenue from professional service arrangements which is categorized as service revenue. The total service revenue is less than 10% of the Company’s total net revenue for the years ended December 31, 2014, 2013 and 2012. The Company categorizes its net revenue in two different markets, (i) the enterprise network, data center and access and service provider markets; and (ii) broadband and consumer markets. The net revenue by markets for the periods indicated was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Enterprise network, data center and access and service provider markets	$341,056	$259,860	$184,437
Broadband and consumer markets	31,922	44,133	51,043
	$372,978	$303,993	$235,480

The following table is based on the geographic location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Net revenue by geography for the periods indicated was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
United States	$111,997	$90,537	$66,839
China	93,045	77,965	65,898
Finland	44,976	17,767	2,399
Taiwan	29,229	26,023	25,204
Korea	28,665	30,003	16,899
Mexico	27,184	22,572	9,954
Japan	6,046	9,231	15,820
Malaysia	9,059	14,789	16,021
Other countries	22,777	15,106	16,446
Total	$372,978	$303,993	$235,480

The following table sets forth long lived assets, which consist of property and equipment, net by geographic regions:

	As of December 31,
	2014	2013
	(in thousands)
United States	$49,856	$25,160
All other countries	7,107	3,334
Total	$56,963	$28,494

12. Commitments and Contingencies

The Company is not currently a party to any legal proceedings the outcome of which, if determined adversely to the Company, would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expire on various dates ending in October 2022.

The capital lease and technology license obligations include future cash payments payable primarily for license agreements with various outside vendors. For license agreements which qualify under capital lease and where installment payments extend beyond one year, the present value of the future installment payments are capitalized and included as part of intangible assets or property and equipment which is amortized over the estimated useful lives of the related licenses. In addition, in October 2014, the Company entered into a new purchase agreement with a third party vendor for $28.5 million, payable in installments that mature in August 2017 in exchange for certain design tools. The present value of the installment payments were capitalized and included as part of property and equipment and the related liability under capital lease and technology license obligations.

Minimum commitments under non-cancelable operating leases and capital lease and technology license obligations as of December 31, 2014 are as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
2015	$24,491	$7,174	$31,665
2016	16,303	8,680	24,983
2017	7,353	8,731	16,084
2018	-	8,929	8,929
2019	-	8,847	8,847
2020 thereafter	-	23,135	23,135
	$48,147	$65,496	$113,643
Less: Interest component (3.75% annual rate)	2,251
Present value of minimum lease payment	45,896

Current portion of the obligations	$23,002
Long-term portion of obligations	$22,894

Rent expense incurred under operating leases was $6.4 million, $5.1 million and $5.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In September 2013, the VIE entered into a purchase agreement with a third party vendor to purchase certain test equipment amounting to $6.1 million, payable in installments over two years. The equipment was received and recorded in the fourth quarter of 2013. In January 2014, the VIE purchased and recorded additional parts to the test equipment amounting to $1.0 million, payable in installments over two years. In June 2014, the VIE entered into a non-cancellable purchase order with the same third party vendor to purchase additional test equipment amounting to $4.0 million, due and payable in September 2014. The related test equipment was received and recorded in August 2014. The remaining liability related to these purchase agreements as of December 31, 2014 was $2.6 million. The Company has an agreement with the VIE and third party vendor, whereby the Company guaranteed the payment of the test equipment in the event the VIE defaults such payment obligation.

The Company has funding commitments in relation to the merger agreement with the VIE. See Note 5 of Notes to Consolidated Financial Statements for related discussions.

Selected Quarterly Consolidated Financial Data (Unaudited)

The following table sets forth the Company’s unaudited consolidated statements of operations data for each of the quarters in the periods ended December 31, 2014 and 2013. The quarterly data have been prepared on the same basis as the audited consolidated financial statements. This should be read together with the consolidated financial statements and related notes included elsewhere in this Annual Report.

	Quarter Ended
	2014				2013
	Dec.31	Sep.30	Jun.30	Mar.31	Dec.31	Sep.30	Jun.30	Mar.31
	(in thousands, except per share data)
Net revenue	$101,223	$97,833	$90,681	$83,241	$81,135	$79,124	$74,204	$69,530
Cost of revenue	38,402	35,710	33,897	30,350	29,059	28,516	30,945	26,159
Gross profit	62,821	62,123	56,784	52,891	52,076	50,608	43,259	43,371
Operating expenses:
Research and development	55,108	40,459	38,834	37,289	36,127	33,630	32,424	32,415
Sales, general and administrative	19,314	18,141	17,017	15,932	17,871	14,833	16,144	15,240
Total operating expenses	74,422	58,600	55,851	53,221	53,998	48,463	48,568	47,655
Income (loss) from operations	(11,601)	3,523	933	(330)	(1,922)	2,145	(5,309)	(4,284)
Other income (expense), net:
Interest expense	(293)	(387)	(333)	(459)	(395)	(390)	(375)	(342)
Change in estimated fair value of notes payable and other	-	(103)	(13,927)	(858)	-	-	-	-
Other, net	(313)	(116)	(53)	135	(74)	(126)	(418)	(261)
Total other expense, net	(606)	(606)	(14,313)	(1,182)	(469)	(516)	(793)	(603)
Income (loss) before income taxes	(12,207)	2,917	(13,380)	(1,512)	(2,391)	1,629	(6,102)	(4,887)
Provision for income taxes	268	811	311	243	120	714	677	426
Net income (loss)	(12,475)	2,106	(13,691)	(1,755)	(2,511)	915	(6,779)	(5,313)
Net loss attributable to non-controlling interest	(444)	(3,327)	(2,647)	(4,102)	(2,698)	(3,421)	(2,475)	(2,129)
Net income (loss) attributable to the Company	$(12,031)	$5,433	$(11,044)	$2,347	$187	$4,336	$(4,304)	$(3,184)
Earnings per share attributable to the Company:
Net income (loss) per common share, basic	$(0.22)	$0.10	$(0.21)	$0.04	$0.00	$0.08	$(0.08)	$(0.06)
Net income (loss) per common share, diluted	$(0.22)	$0.10	$(0.21)	$0.04	$0.00	$0.08	$(0.08)	$(0.06)

(1)

Research and development expense included expenses from the VIE of $4.2 million, $4.7 million, $4.8 million and $5.7 million for the quarters ended March 31, June 30, September 30 and December 31, 2014, respectively; and $3.6 million, $3.5 million, $4.5 million and $3.1 million for the quarters ended March 31, June 30, September 30 and December 31, 2013, respectively.

(2)	Research and development expense for the quarter ended December 31, 2014 include stock-based compensation expense and related taxes associated to the VIE of $8.8 million.
(3)

Sales, general and administrative expense included expense from the VIE of $0.3 million, $0.3 million, $0.9 million and $0.6 million for the quarters ended March 31, June 30, September 30 and December 31, 2014, respectively.

(4)	Sales, general and administrative expense for the quarter ended December 31, 2014 include stock-based compensation expense and related taxes associated to the VIE of $1.1 million.
(5)

A charge related to the change in estimated fair value of convertible notes and derivative feature of convertible security held by non-controlling interest of the VIE was recorded in the amount of $0.9 million, $13.9 million and $0.1 million for the quarters ended March 31, June 30 and September 30, 2014, respectively.

(6)

Sales, general and administrative expense for the quarter ended June 30, 2013 included a one-time accrual for a contractual settlement of $1.3 million to a certain customer, which was settled in the third quarter of 2013.

(7)

Research and development expense for the quarter ended December 31, 2013 included additional amortization expense of $2.9 million resulting from the change in estimated useful lives of certain intangible assets.

(8)

Sales, general and administrative expense for the quarter ended December 31, 2013 included additional amortization expense of $2.7 million resulting from the change in estimated useful lives of certain intangible assets.

Schedule II — Valuation and Qualifying Accounts

	Balance at beginning of period	Additions	Deductions	Balance at end of period
	(in thousands)
Year ended December 31, 2014
Allowance for doubtful accounts	$24	$1	$(1)	$24
Allowance for customer returns	909	3,716	(3,507)	1,118
Income tax valuation allowance	79,928	25,710	-	105,638

Year ended December 31, 2013
Allowance for doubtful accounts	$24	$3	$(3)	$24
Allowance for customer returns	967	2,752	(2,810)	909
Income tax valuation allowance	59,736	20,192	-	79,928

Year ended December 31, 2012
Allowance for doubtful accounts	$80	$42	$(98)	$24
Allowance for customer returns	614	3,786	(3,433)	967
Income tax valuation allowance	13,513	46,223	-	59,736

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

Cavium’s management assessed the effectiveness of Cavium’s internal control over financial reporting as of December 31, 2014, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the assessment by Cavium’s management, Cavium’s management determined that Cavium’s internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2014. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of Cavium’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended) during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2015 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item is included in our proxy statement for our 2015 annual meeting of stockholders under the sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item relating to security ownership of certain beneficial owners and management is included in our proxy statement for our 2015 annual meeting of stockholders under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The information required by this item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the proxy statement for our 2015 annual meeting of stockholders under the section entitled “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included in our proxy statement for our 2015 annual meeting of stockholders under the sections entitled “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the information included in our proxy statement for our 2015 annual meeting of stockholders under the proposal entitled “Ratification of Selection of Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

Index to Consolidated Financial Statements

a. The following documents are filed as part of this report:

1.	Financial Statements:	46
	See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
2.	Financial Statement Schedule:	73
	Schedule II — Valuation and Qualifying Accounts
3.	Exhibits:	77
	The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2015.

Cavium, Inc.
By	/s/ Syed Ali
Syed Ali
President and Chief Executive Officer
By	/s/ Arthur Chadwick
Arthur Chadwick
Chief Financial Officer, Vice President of Finance and Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Syed Ali	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2015
Syed Ali
/s/ Arthur Chadwick	Chief Financial Officer, Vice President of Finance and Administration (Principal Financial and Accounting Officer)	March 2, 2015
Arthur Chadwick
/s/ Sanjay Mehrotra	Director	March 2, 2015
Sanjay Mehrotra
/s/ Madhav Rajan	Director	March 2, 2015
Madhav Rajan
/s/ C.N. Reddy	Director	March 2, 2015
C.N. Reddy
/s/ Anthony Thornley	Director	March 2, 2015
Anthony Thornley

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated July 30, 2014	10-Q	001-33435	2.1	8/1/2014

2.2	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated October 8, 2014	10-Q	001-33435	2.2	10/31/2014

2.3	Asset Purchase Agreement, dated January 25, 2011, between the Registrant and Wavesat Inc.	8-K	001-33435	2.1	1/31/2011

2.3	Asset Purchase Agreement, dated January 31, 2011, between the Registrant, Cavium Networks Singapore Pte. Ltd., and Celestial Semiconductor Ltd.	8-K/A	001-33435	2.2	2/3/2011

2.4	Supplemental Agreement relating to the Asset Purchase Agreement dated January 31, 2011 between the Registrant, Cavium Networks Singapore Pte. Ltd., and Celestial Semiconductor Ltd., dated March 4, 2011	8-K	001-33435	1.1	3/9/2011

2.5	Agreement and Plan Merger and Reorganization by and between the Registrant, MV Acquisition Corporation, Manta, LLC ., and MontaVista Software, Inc., dated November 6, 2009	8-K	001-33435	2.1	11/10/2009

2.6	Amendment No. 1 to Agreement and Plan Merger and Reorganization by and between the Registrant, MV Acquisition Corporation, Manta, LLC ., and MontaVista Software, Inc., dated November 6, 2009	8-K	001-33435	10.1	12/18/2009

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-33435	3.2	6/20/2011

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-140660	3.5	4/13/2007

4.1	Reference is made to exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate	S-1/A	333-140660	4.2	4/24/2007

4.4	Registration Rights Agreement by and between the Registrant and certain stockholders of MontaVista Software, Inc., dated December 14, 2009.	8-K	001-33435	4.1	12/18/2009

4.5	Shareholders Agreement dated March 4, 2011, between the Registrant and Celestial Semiconductor Ltd.	8-K	001-33435	1.2	3/9/2011

10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and officers	S-1	333-140660	10.1	2/13/2007

10.2†	2001 Stock Incentive Plan and forms of agreements thereunder	S-1	333-140660	10.2	2/13/2007

10.3†	Amended 2007 Equity Incentive Plan	10-Q	001-33435	10.1	5/2/2014

10.4†	Form of Option Agreement under 2007 Equity Incentive Plan	10-Q	001-33435	10.24	5/2/2008

10.5†	Form of Option Grant Notice and Form of Exercise Notice under 2007 Equity Incentive Plan	S-1	333-140660	10.4	2/13/2007

10.6†	Form of Restricted Stock Unit Grant Notice under 2007 Equity Incentive Plan	10-Q	001-33435	10.25	8/8/2008

10.7†	Restricted Stock Unit Retention Plan	10-K	001-33435	10.7	3/2/2009

10.8†	Executive Employment Agreement, dated January 2, 2001, between the Registrant and Syed Ali	S-1	333-140660	10.5	2/13/2007

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
10.9†	Amendment to Executive Employment Agreement, dated December 24, 2008, between the Registrant and Syed Ali	10-K	001-33435	10.9	3/2/2009

10.10†	Employment Offer Letter, dated December 27, 2004, between the Registrant and Arthur Chadwick	S-1	333-140660	10.6	2/13/2007

10.11†	Employment Offer Letter, dated January 22, 2001, between the Registrant and Anil K. Jain	S-1	333-140660	10.7	2/13/2007

10.12†	Amendment to Offer Letter, dated December 24, 2008, between the Registrant and Anil Jain	10-K	001-33435	10.12	3/2/2009

10.13†	Letter Agreement, dated September 1, 2006, between the Registrant and Anthony Thornley	S-1	333-140660	10.10	2/13/2007

10.14†	Letter Agreement, dated July 15, 2009, between the Registrant and Sanjay Mehrotra	8-K	001-33435	10.1	7/24/2009

10.15†	Letter Agreement, dated March 22, 2013, between the Registrant and Madhav Rajan	10-Q	001-33435	10.2	5/6/2013

#10.16	Master Technology License Agreement, dated December 30, 2003, between the Registrant and MIPS Technologies, Inc.	S-1/A	333-140660	10.21	4/6/2007

#10.17	MIPS Core Technology Schedule, dated as of September 29, 2010, by and among the Registrant and MIPS Technologies, Inc.	10-Q	001-33435	10.1	10/29/2010

10.18	Lease Agreement dated March 17, 2011, between the Registrant and SI 37, LLC (“2315 Lease”)	8-K	001-33435	10.1	3/1/2011

10.19	Lease Agreement dated November 1, 2013, between the Registrant and SI 37, LLC (“2345 Lease”)	10-Q	001-33435	10.1	11/4/2013

10.20	First Amendment to Lease Agreement dated November 1, 2013, between the Registrant and SI 37, LLC (“2315 Lease”)	10-Q	001-33435	10.2	11/4/2013

10.21†	Employment Offer Letter, dated February 11, 2011, between the Registrant and Vincent Pangrazio	10-Q	001-33435	10.1	5/6/2011

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

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