Form 10-Q
period 2015-03-31
CAVIUM, INC.
filed 2015-05-04
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of April 28, 2015 was: 55,306,980

CAVIUM, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of March 31, 2015	As of December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$121,025	$131,718
Accounts receivable, net of allowances of $1,164 and $1,142, respectively	56,817	48,199
Inventories	52,312	51,922
Prepaid expenses and other current assets	8,944	9,130
Total current assets	239,098	240,969
Property and equipment, net	58,828	56,963
Intangible assets, net	37,532	37,644
Goodwill	71,478	71,478
Other assets	1,935	1,806
Total assets	$408,871	$408,860

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable	$25,100	$26,447
Other accrued expenses and other current liabilities	15,945	7,782
Deferred revenue	6,047	6,285
Capital lease and technology license obligations	16,324	23,002
Total current liabilities	63,416	63,516
Capital lease and technology license obligations, net of current portion	20,788	22,894
Deferred tax liability	2,997	2,836
Other non-current liabilities	2,819	2,931
Total liabilities	90,020	92,177

Commitments and contingencies (Note 11)

Stockholders' equity
Common stock, par value $0.001:
200,000,000 shares authorized; 55,306,980 and 54,458,288 shares issued and outstanding, respectively	55	54
Additional paid-in capital	505,039	488,981
Accumulated deficit	(186,243)	(172,352)
Total stockholders' equity	318,851	316,683
Total liabilities and stockholders' equity	$408,871	$408,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Net revenue	$101,778	$83,241
Cost of revenue	35,799	30,350
Gross profit	65,979	52,891
Operating expenses:
Research and development	58,422	37,289
Sales, general and administrative	20,671	15,932
Total operating expenses	79,093	53,221
Loss from operations	(13,114)	(330)
Other income (expense), net:
Interest expense	(410)	(459)
Change in estimated fair value of notes payable and other	-	(858)
Other, net	(66)	135
Total other expense, net	(476)	(1,182)
Loss before income taxes	(13,590)	(1,512)
Provision for income taxes	301	243
Net loss	(13,891)	(1,755)
Net loss attributable to non-controlling interest	-	(4,102)
Net income (loss) attributable to the Company	$(13,891)	$2,347

Earnings per share attributable to the Company:
Net income (loss) per common share, basic	$(0.25)	$0.04
Shares used in computing basic net income (loss) per common share	54,882	52,550
Net income (loss) per common share, diluted	$(0.25)	$0.04
Shares used in computing diluted net income (loss) per common share	54,882	54,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(13,891)	$(1,755)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	11,699	9,587
Depreciation and amortization	10,317	7,851
Deferred income taxes	154	198
Change in estimated fair value of notes payable and other	-	858
Gain on disposition of certain consumer product assets	(400)	(250)
Changes in assets and liabilities:
Accounts receivable, net	(8,618)	(13,183)
Inventories	(401)	(3,286)
Prepaid expenses and other current assets	(814)	659
Other assets	(120)	18
Accounts payable	(2,247)	(1,127)
Deferred revenue	(238)	(194)
Accrued expenses and other current and non-current liabilities	8,048	(242)
Net cash provided by (used in) operating activities	3,489	(866)

Cash flows from investing activities:
Purchases of property and equipment	(9,901)	(2,145)
Purchases of intangible assets	(667)	(1,231)
Cash settlement to common shareholders of Xpliant	(2,541)	-
Proceeds received from disposition of certain consumer product assets	400	250
Sale of short-term investment	1,000	-
Net cash used in investing activities	(11,709)	(3,126)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	6,911	3,589
Principal payment of capital lease and technology license obligations	(9,384)	(4,908)
Proceeds from notes payable and other from non-controlling interest	-	1,400
Tax withholdings for stock option exercises on behalf of employees	-	254
Net cash provided by (used in) financing activities	(2,473)	335

Net decrease in cash and cash equivalents	(10,693)	(3,657)
Cash and cash equivalents, beginning of period	131,718	127,763
Cash and cash equivalents, end of period	$121,025	$124,106

Supplemental disclosures of cash flows from investing and financing activities:
Property and equipment and intangible assets acquired included in accounts payable, other accrued expense and other current liabilities	2,089	1,984

Property and equipment and intangible assets acquired included in capital lease and technology license obligations	600	984

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of Cavium, Inc., its wholly owned subsidiaries, and a variable interest entity, or VIE (Xpliant, Inc.), of which the Company is the primary beneficiary. Under the accounting principles generally accepted in the United States of America, or US GAAP, a VIE is required to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. All significant intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared in accordance with US GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. For further information, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K (File No. 001-33435) on file with the SEC for the year ended December 31, 2014.

The condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s condensed consolidated financial position at March 31, 2015, and the condensed consolidated results of its operations for the three months ended March 31, 2015 and 2014, and condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by US GAAP.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There had been no material changes to these accounting policies.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board issued an accounting standards update to improve consolidation guidance related to determining whether limited partnerships and similar legal entities are a VIE. The new guidance requires new disclosures for reporting entities that have explicit arrangements to provide financial support to money market funds. In addition, reporting entities would have to provide disclosures if they have provided any financial support during any of the income statement periods included in the financial statements. The update is effective for interim and annual periods beginning after December 15, 2015, although early adoption is permitted. The guidance may be applied using a modified retrospective approach whereby the entity records a cumulative effect of adoption at the beginning of the fiscal year of initial application. A reporting entity may also apply the amendments on a full retrospective basis. The Company does not expect that this new guidance will have a significant impact on its consolidated financial statements.

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

2. Net Income (Loss) Per Common Share

The following table sets forth the computation of net income (loss) per share:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
Net income (loss) attributable to the Company	$(13,891)	$2,347
Weighted average common shares outstanding - basic	54,882	52,550
Dilutive effect of employee stock plans	-	1,671
Weighted average common shares outstanding - diluted	54,882	54,221
Net income (loss) per common share, basic	$(0.25)	$0.04
Net income (loss) per common share, diluted	$(0.25)	$0.04

The following outstanding options and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Options to purchase common stock	2,264	610
Restricted stock units	2,790	-

3. Fair Value Measurements

At March 31, 2015 and December 31, 2014, the Company’s cash equivalents comprised of an investment in a money market fund. At December 31, 2014, the Company had short-term deposit which was classified under prepaid expense and other current assets. In accordance with the guidance for fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund and short-term deposit as Level 1, which approximated $87.2 million and $93.2 million as of March 31, 2015 and December 31, 2014, respectively. The carrying amount of the Company’s accounts receivable, accounts payable and accrued expenses approximate fair value due to their short term maturities.

See Note 5 of Notes to Condensed Consolidated Financial Statements for discussions about using Level 3 fair value hierarchy measurements.

4. Balance Sheet Components

Inventories

	As of March 31, 2015	As of December 31, 2014
	(in thousands)
Work-in-process	$37,903	$37,207
Finished goods	14,409	14,715
	$52,312	$51,922

Property and equipment, net

	As of March 31, 2015	As of December 31, 2014
	(in thousands)
Test equipment and mask costs	$52,039	$50,591
Software, design tools, computer and other equipment	61,213	53,686
Furniture, office equipment and leasehold improvements	2,837	2,500
	116,089	106,777
Less: accumulated depreciation and amortization	(57,261)	(49,814)
	$58,828	$56,963

Depreciation and amortization expense was $7.5 million and $4.2 million for the three months ended March 31, 2015 and 2014, respectively.

The Company leases certain design tools under capital lease and certain financing arrangements which are included in property and equipment, which total cost, net of accumulated amortization amounted to $32.3 million and $35.8 million at March 31, 2015 and December 31, 2014, respectively. Amortization expense related to assets recorded under capital lease and certain financing agreements was $3.7 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively.

Other accrued expenses and other current liabilities

	As of March 31, 2015	As of December 31, 2014
	(in thousands)
Accrued compensation and related benefits	$5,214	$4,855
Professional fees	1,199	1,029
Accrued royalty	691	638
Manufacturing rights payable	7,500	-
Income tax payable	405	451
Other	936	809
	$15,945	$7,782

Warranty Accrual

The following table presents a reconciliation of the warranty liability, which is included within other accrued expenses and other current liabilities above:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Beginning balance	$227	$167
Accruals and adjustments	279	97
Settlements	(64)	(92)
Ending balance	$442	$172

Deferred revenue

	As of March 31, 2015	As of December 31, 2014
	(in thousands)
Services/support and maintenance	$5,066	$5,769
Software license/subscription	981	516
	$6,047	$6,285

5. Business Combination

Xpliant, Inc.

Pursuant to the Agreement and Plan of Merger and Reorganization (“the Merger Agreement”) between the Company and Xpliant, Inc. (“Xpliant”), a final closing occurred on April 29, 2015 as discussed in detail below.

Between May 2012 and March 2015, the Company entered into several note purchase agreements and promissory notes with Xpliant to provide cash advances. Xpliant is a Delaware incorporated and privately held company, engaged in the design and development of next generation software defined network switch chips. Prior to the first closing of the the Merger Agreement between the Company and Xpliant as discussed below, the Company concluded that Xpliant was a variable interest entity as the Company was Xpliant’s primary beneficiary due to the Company’s involvement with Xpliant and the Company’s purchase option to acquire Xpliant. As such, the Company has included the accounts of Xpliant in the condensed consolidated financial statements.

As of March 31, 2015, the Company had made cash advances of $85.8 million, consisting of $10.0 million under nine convertible notes receivable which, as amended, matured on August 31, 2014 and $75.8 million under several promissory notes which mature between April 2015 and March 2016. The outstanding convertible notes and promissory notes bear an annual interest rate of 6%.

In addition to the funding received by Xpliant from the Company, between May 2012 and January 2014, certain third party investors (“non-controlling interest”) made cash advances of $13.0 million under several convertible notes which, as amended, matured on August 31, 2014 and $2.9 million under a convertible security. All of the convertible notes bore interest at a rate of 6%, payable at maturity. Two of the convertible notes held by a third party investor with a principal amount of $1.0 million matured and were paid by Xpliant in December 2013. Pursuant to the convertible notes, in the event Xpliant closes a corporate transaction, as defined in the convertible notes, the holders of the convertible notes were entitled to receive two times the outstanding principal plus any unpaid accrued interest. The convertible security had the same features as the convertible notes, with the exception of the requirement for repayment, interest and maturity. For accounting purposes, the Company determined that the convertible security had derivative features and determined that the fair value of the derivative features of the convertible security at the issuance date was approximately the same as the principal amount. All of the convertible notes and the derivative feature of convertible security were classified as Level 3 liability and were all remeasured and presented at fair value in the condensed consolidated financial statements at each reporting period. Pursuant to the option to acquire Xpliant, in June 2014, the Company provided notice to Xpliant of its decision to exercise the purchase option. As such, the convertible notes and derivative features of convertible security were valued to two times its principal amount at its maturity date. Pursuant to the Merger Agreement between the Company and Xpliant as discussed in detail below, in October 2014, a portion of the cash advances made by the Company to Xpliant were used to settle all outstanding convertible notes, related accrued interest and convertible security held by non-controlling interest.

On July 30, 2014, the Company entered into the Merger Agreement, which was amended on October 8, 2014 and March 31, 2015 with Xpliant. Under the terms of the Merger Agreement, as amended, the Company paid approximately $3.6 million in total cash consideration in exchange for all outstanding securities held by Xpliant’s stockholders. Pursuant to the Merger Agreement, as amended, a first closing occurred on March 31, 2015 and the Company paid $2.5 million to Xpliant’s stockholders with respect to approximately 70% of the Xpliant stock outstanding and a second and final closing occurred on April 29, 2015 and the Company paid $1.1 million to Xpliant’s stockholders with respect to the then remaining approximately 30% of the Xpliant stock outstanding. Based on the substance of the transaction, the Company recorded the payments of cash consideration to Xpliant stockholders as a decrease to the Company’s additional paid-in capital within stockholders’ equity.

Pursuant to the Merger Agreement and in connection with the transaction contemplated by the Merger Agreement, in October 2014, a portion of the cash advances made by the Company to Xpliant were used to settle all outstanding convertible notes, related accrued interest and the convertible security held by non-controlling interest of  $30.8 million. Additionally, $1.7 million was used to make cash payments to the employees of Xpliant. Further, per the Merger Agreement, in October 2014, the Company issued RSU’s of approximately 193,000 shares with a fair value of $8.7 million based on the Company’s closing stock price at the grant date to the employees of Xpliant.

The significant components of Xpliant’s financial statements included in the Company’s condensed consolidated financial statements as of March 31, 2015 include cash of $2.3 million; property and equipment of $9.9 million; and accounts payable and other accrued expenses and other current liabilities of $8.4 million. As of December 31, 2014, the significant component of Xpliant’s financial statements included in the Company’s condensed consolidated financial statements include cash of $0.4 million; property and equipment of $8.7 million; and capital lease and technology license obligations of $2.8 million. The net loss of Xpliant was allocated to the Company and to the non-controlling interest based on the outstanding cash advances provided to Xpliant at each reporting period. The Company’s portion of the net loss of Xpliant for the three months ended March 31, 2015 and 2014 was $24.4 million and $2.2 million, respectively. Included in the net loss of Xpliant for the three months ended March 31, 2015 was a $7.5 million manufacturing rights licensing fee due to a third party vendor which was recorded within research and development expense on the condensed statements of operations (See Note 11).

6. Goodwill and Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of the goodwill as of March 31, 2015 was $71.5 million, unchanged from the balance at December 31, 2014.

Intangible assets, net

	As of March 31, 2015
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Technology licenses	$66,760	(30,311)	$36,449	6.74
Existing and core technology - product	42,085	(41,017)	1,068	1.74
Customer contracts and relationships	8,991	(8,976)	15	0.58
Trade name	2,296	(2,296)	-	-
Order backlog	640	(640)	-	-
Total amortizable intangible assets	$120,772	$(83,240)	$37,532	6.60

	As of December 31, 2014
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Technology licenses	$64,002	$(28,247)	$35,755	7.07
Existing and core technology - product	42,085	(40,264)	1,821	1.39
Customer contracts and relationships	8,991	(8,965)	26	0.83
Trade name	2,296	(2,254)	42	0.17
Order backlog	640	(640)	-	-
Total amortizable intangible assets	$118,014	$(80,370)	$37,644	6.79

Amortization expense was $2.9 million and $3.7 million for the three months ended March 31, 2015 and 2014, respectively. The estimated future amortization expense from amortizable intangible assets is as follows (in thousands):

Remainder of 2015	$6,368
2016	7,289
2017	5,298
2018	3,991
2019	3,796
2020 and thereafter	10,790
$37,532

7. Restructuring Accrual

In connection with a workforce reduction during the three months ended March 31, 2014, the Company incurred and paid $0.6 million related to severance and other related benefits. There were no outstanding accrued restructuring payable as of March 31, 2015 and December 31, 2014, respectively.

8. Stockholders’ Equity

Equity Incentive Plans

The following table summarizes the details related to stock options granted and outstanding under the 2007 Equity Incentive Plan and 2001 Stock Incentive Plan for the three months ended March 31, 2015:

	Number of Shares Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2014	2,626,260	$20.62
Options granted	75,178	62.83
Options exercised	(437,151)	15.81
Options cancelled and forfeited	-	-
Balance as of March 31, 2015	2,264,287	22.95

The fair value of each option grant for the three months ended March 31, 2015 and 2014 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions below.

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	1.41%	1.47%
Expected life	4.58 years	4.53 years
Dividend yield	0%	0%
Volatility	43.03%	43.80%

The estimated weighted-average grant date fair value of options granted for the three months ended March 31, 2015 and 2014 was $23.60 per share and $14.37 per share, respectively.

As of March 31, 2015, there was $5.0 million of unrecognized compensation costs, net of estimated forfeitures, related to stock options granted under the Company’s 2007 Equity Incentive Plan and 2001 Stock Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.50 years.

The following table summarizes the details related to restricted stock units, or RSUs, granted and outstanding under the 2007 Equity Incentive Plan for the three months ended March 31, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2014	2,464,747	$39.21
Granted	759,622	60.39
Issued and released	(411,541)	37.87
Cancelled and forfeited	(23,222)	36.79
Balance as of March 31, 2015	2,789,606	45.20

For all RSU grants other than RSU grants with market condition as discussed below, stock-based compensation expense is calculated based on the market price of the Company’s common stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.

Included in the RSU grants in the table above are one-year and two-year performance-based RSU’s granted in February 2015. Based on the Company’s evaluation of the probability of achieving the milestone as of March 31, 2015, the Company determined that the fair value of this performance RSU’s was $2.1 million and $0.7 million, respectively, and recorded the related stock-based compensation expense during the three months ended March 31, 2015. In May 2014, the Company granted a performance-based RSU and the Company determined that the fair value of this performance RSU was $1.5 million. Based on the Company’s evaluation of the probability of achieving the milestones as of March 31, 2015, the Company recorded the related stock-based compensation expense during the three months ended March 31, 2015. The Company continues to evaluate the probability of achieving the milestones for each of the performance-based RSU grants at each reporting period and will update the RSU expense which is included in stock-based compensation expense.

Also included in the RSU grants in the table above is a four-year vesting market-based RSU’s granted in February 2015. This market-based RSU’s will vest if the average closing price of the Company’s common stock over a period of 30 consecutive trading days is equal to or greater than the price per share set by the Board and the recipient remains in continuous service with the Company through such vesting period. The fair value of market-based RSUs was determined by management using the Monte Carlo simulation method which takes into account multiple input variables that determine the probability of satisfying the market conditions stipulated in the award. This method requires the input of assumptions, including the expected volatility of the Company’s common stock, and a risk-free interest rate, similar to assumptions used in determining the fair value of the stock option grants discussed above. As such, the Company determined that the fair value of this market-based RSU was $1.5 million at the date of grant and recorded the related stock-based compensation expense for the three months ended March 31, 2015.

As of March 31, 2015, there was $102.0 million of unrecognized compensation costs, net of estimated forfeitures related to RSUs granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.87 years.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cost of revenue	$197	$247
Research and development	6,795	5,404
Sales, general and administrative	4,707	3,936
	$11,699	$9,587

The total stock-based compensation cost capitalized as part of inventory as of March 31, 2015 and December 31, 2014 was not significant.

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

The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Loss before income taxes	$(13,590)	$(1,512)
Provision for income taxes	301	243
Effective tax rate	(2.2)%	(16.1)%

The provision for income taxes for the three months ended March 31, 2015 and 2014 were primarily related to earnings in foreign jurisdictions. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to the Company’s loss before income taxes and the provision for income taxes recorded for the three months ended March 31, 2015 and 2014 were primarily attributable to the valuation allowance, the difference in foreign tax rates and an increase in the indefinite lived intangible related deferred tax liability.

The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. A full valuation allowance against the Company federal and state net deferred tax assets has been in place since the fourth quarter of 2012. The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance as the Company is in a cumulative loss position over the previous three years, which is considered significant negative evidence. As such, the Company has not changed its judgment regarding the need for a full valuation allowance on its federal and state deferred tax assets as of December 31, 2014 and March 31, 2015. However, continued improvement in the Company's operating results, conditioned on successfully generating increased revenue and managing costs, could lead to reversal of substantially all of the Company's valuation allowance. Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to net income in the period such determination is made.

As of March 31, 2015 and December 31, 2014, the Company had unrecognized tax benefits for income taxes associated with uncertain tax positions of $16.4 million and $16.3 million, respectively. If all of these unrecognized tax benefits were recognized, $0.9 million would impact the Company’s effective tax rate after considering the valuation allowance. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has no significant accrued potential penalties and interest as of March 31, 2015 and December 31, 2014, as a significant amount of liabilities have been recorded against loss carryforwards on a net basis. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s major tax jurisdictions are the United States federal government, the states of California and Massachusetts, Japan, India, China and Singapore. The Company files income tax returns in the United States federal jurisdiction, the states of California and Massachusetts, various other states, and foreign jurisdictions in which it has a subsidiary or branch operations. The United States federal corporation income tax returns beginning with the 2000 tax year remain subject to examination by the Internal Revenue Service, or IRS. The California corporation income tax returns beginning with the 2000 tax year remain subject to examination by the California Franchise Tax Board. As of March 31, 2015, there are no on-going tax audits in the major tax jurisdictions other than India and Singapore. The Company has settled their India tax audit for the tax year 2010 with immaterial tax adjustment. The India tax audit remains open for the tax years 2011 and 2012 and the Singapore tax audit for the tax year 2012. The Company does not expect any significant tax adjustments from either of these audits.

The federal research and development credits law, which was extended through December 31, 2014, has not been extended to the end of 2015. As a result, the 2015 quarterly provision and the annual effective tax rate did not consider the effects of the federal research and development credits.

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

The Company’s revenue consists primarily of sale of semiconductor products and also derives revenue from licensing software and related maintenance and support. The revenue from these sources is classified by the Company as product revenue. The Company also generates revenue from professional service arrangements which is categorized as service revenue. The total service revenue is less than 10% of the Company’s total revenue for the three months ended March 31, 2015 and 2014. The Company categorizes its net revenue in two different markets, (i) the enterprise network, data center and access and service provider markets; and (ii) broadband and consumer markets. The net revenue by markets for the periods indicated was as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Enterprise network, data center and access and service provider markets	$92,397	$75,628
Broadband and consumer markets	9,381	7,613
	$101,778	$83,241

The following table is based on the geographic location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers.

Sales by geography for the periods indicated were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
United States	$32,005	$30,077
China	26,118	22,004
Finland	7,915	7,712
Taiwan	8,370	6,198
Korea	7,915	3,664
Mexico	9,536	4,650
Other countries	9,919	8,936
Total	$101,778	$83,241

The following table sets forth long lived assets, which consist of property and equipment, net by geographic regions:

	As of March 31, 2015	As of December 31, 2014
	(in thousands)
United States	$52,706	$49,856
All other countries	6,122	7,107
Total	$58,828	$56,963

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

Minimum commitments under non-cancelable operating and capital lease agreements as of March 31, 2015 are as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
Remainder of 2015	$14,965	$5,346	$20,311
2016	16,503	8,680	25,183
2017	7,353	8,731	16,084
2018	-	8,929	8,929
2019	-	8,847	8,847
2020 thereafter	-	23,135	23,135
	$38,821	$63,668	$102,489
Less: Interest component (3.75% annual rate)	1,709
Present value of minimum lease payment	37,112

Current portion of the obligations	$16,324
Long-term portion of obligations	$20,788

Rent expense incurred under operating leases was $1.8 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively.

The Company has funding commitments in relation to the merger agreement with Xpliant. See Note 5 of Notes to Condensed Consolidated Financial Statements for related discussions.

On March 30, 2015, Xpliant exercised its option to purchase the manufacturing rights for an application specific integrated circuit, or ASIC, from a third party vendor. In consideration for acquiring the manufacturing rights, Xpliant agreed to pay the third party vendor a $7.5 million manufacturing rights licensing fee and a per-unit royalty fee for certain ASIC products sold to certain customers for limited time. The manufacturing rights licensing fee will be payable in 4 equal quarterly payments, with the first installment payment due 30 days from effective date of the exercise of option to purchase the manufacturing rights and each of the subsequent three installment payments being due on the first day of the following calendar quarter. The royalty shall be payable within 30 days after the end of each calendar quarter following the sale. Considering the terms of the purchase of the manufacturing rights, the Company recorded the full amount of the manufacturing rights licensing fee within research and development expense on the condensed consolidated statement of operations for the three months ended March 31, 2015 and the related liability was recorded within other accrued expenses and other current liabilities on the condensed consolidated balance sheet as of March 31, 2015.

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

2014	•	We introduced the ThunderXTM family of 64-bit ARMv8 processors incorporated into a highly differentiated SoC architecture optimized for cloud and datacenter applications.
2015	•	We completed the acquisition of Xpliant, Inc. (“Xpliant”) in April 2015.

The following summarizes our acquisitions in the last five years:

•	We acquired MontaVista Software, Inc. in December 2009. This acquisition complemented our broad portfolio of multi-core processors to deliver integrated and optimized embedded solutions to the market.
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

•

We completed the acquisition of Xpliant in April 2015. This acquisition provides high performance, high density switch silicon targeting a broad range of switching applications for the data center, cloud service provider and enterprise markets.

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

Results of Operations

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Three Months Ended March 31,
	2015	2014	Change	%
	(in thousands)
Net revenue	$101,778	$83,241	$18,537	22.3%
Cost of revenue	35,799	30,350	5,449	18.0%
Gross Profit	$65,979	$52,891	$13,088	24.7%
Gross Margin	64.8%	63.5%	1.3%

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

Two customers together accounted for 24.9% and three customers together accounted for 41.8% of our net revenue for the three months ended March 31, 2015 and 2014, respectively. No other customer accounted for more than 10.0% of our revenues for the three months ended March 31, 2015 and 2014.

We had an agreement with a distributor to distribute our products primarily in the United States where we granted more than limited rights of returns and price credits that we cannot reasonably estimate the level of returns and credits issuable. As such, the revenue and costs related to sales to this distributor was deferred until the products were sold to our end customers. We terminated the distribution agreement with this distributor effective May 2014. For the three months ended March 31, 2014, 4.3% of our net revenue was from products sold by this distributor.

We use our distributors, other than the distributor discussed above, primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through these distributors accounted for 32.4% and 27.9% of net revenue for the three months ended March 31, 2015 and 2014, respectively. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

Our net revenue increased by $18.5 million or 22.3% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in net revenue was attributable mainly to the increase in sales in our enterprise network; data center and access and service provider markets, combined of $16.8 million and increase in sales in our broadband and consumer market of $1.8 million. The overall increase in sales in our enterprise networks; data center; and access and service provider markets and in our broadband and consumer market was mainly due to the fluctuation in demand for our products in those respective markets as a result of the timing of our customers’ volume production of our design wins.

Our net revenue by markets for periods indicated was as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Enterprise network, data center and access and service provider markets	$92,397	$75,628
Broadband and consumer markets	9,381	7,613
	$101,778	$83,241

The following table is based on the geographic location of our customers including the original equipment manufacturers, contract manufacturers or the distributors who purchased our products and services. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods presented were:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
United States	$32,005	$30,077
China	26,118	22,004
Finland	7,915	7,712
Taiwan	8,370	6,198
Korea	7,915	3,664
Mexico	9,536	4,650
Other countries	9,919	8,936
Total	$101,778	$83,241

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

Cost of revenue increased by $5.4 million or 18.0% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the increase in net revenue. Gross margin increased by 1.3 percentage point from 63.5% in the three months ended March 31, 2014 to 64.8% in the three months ended March 31, 2015. The increase in gross margin was mainly due to a small shift of product sales mix. Higher performance products yields higher gross margins compared to our lower performance products.

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

	Three Months Ended March 31,
	2015	2014	Change	%
	(in thousands)
Research and development expenses	$58,422	$37,289	$21,133	56.7%
Percent of total net revenue	57.4%	44.8%	12.6%

Prior to the first closing of the acquisition of Xpliant on March 31, 2015 pursuant to the Merger Agreement, we previously accounted for Xpliant as a variable interest entity and as such, the research and development expenses for the three months ended

March 31, 2015 and 2014 included expenses of Xpliant. Research and development expenses increased by $21.1 million or 56.7% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was partly due to the manufacturing rights acquired by Xpliant amounting to $7.5 million which was recorded as research and development expense and due to the increase in salaries and employee benefits of $2.7 million as a result of the increase in research and development headcount. In addition, stock-based compensation and related taxes increased by $1.8 million due to the increase in research and development headcount and higher grant date fair value of new option and RSU grants. Facilities expense, depreciation expense, design tools and other miscellaneous research and development increased by $4.6 million as a result of the increase in research and development activities to support the development of our new products. Outsourced engineering services increased by $4.5 million mainly due to research and development work for our new product families. Research and development headcount was 728 at March 31, 2015 compared to 631 at March 31, 2014.

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

	Three Months Ended March 31,
	2015	2014	Change	%
	(in thousands)
Sales, general and administrative expenses	$20,671	$15,932	$4,739	29.7%
Percent of total net revenue	20.3%	19.1%	1.2%

Sales, general and administrative expenses increased by $4.7 million or 29.7% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Sales, general and administrative expenses in the three months ended March 31, 2015 and 2014 included expenses of Xpliant. The increase in sales, general and administrative expenses was mainly due to increase in salaries and employee benefits of $1.7 million as a result of the increase in sales, general and administrative headcount. Stock-based compensation and related taxes increased by $1.0 million due to the increase in sales, general and administrative headcount and higher grant date fair value of new option and RSU grants. Facilities, marketing and other miscellaneous sales, general and administrative expenses, combined increased by $1.2 million as a result of an increase in marketing related activities and increase in headcount. Outside services increased by $0.9 million mainly due to increase in legal services related to intellectual property related matters. Sales, general and administrative headcount was 188 at March 31, 2015 compared to 171 at March 31, 2014.

Other income (expense), net. Other income (expense), net primarily includes interest income on cash and cash equivalents, foreign currency gains and losses, interest expense associated with capital lease and technology license obligations and interest expense associated with the notes payable and other. Total other income (expense), net for the periods presented was:

	Three Months Ended March 31,
	2015	2014	Change	%
	(in thousands)
Interest expense	$(410)	$(459)	$49	-10.7%
Change in estimated fair value of notes payable and other	-	(858)	858	-100.0%
Other, net	(66)	135	(201)	-148.9%
Total other expense, net	$(476)	$(1,182)	$706	-59.7%

Other expense, net, decreased by $0.7 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease was mainly due to the recognition of the change in the estimated fair value of notes payable and other of $0.9 million in the three months ended March 31, 2014. In addition, other, net consisted mainly of net foreign exchange losses in the three months ended March 31, 2015 compared to net foreign exchange gains in the three months ended March 31, 2014.

Provision for Income Taxes. For the three months ended March 31, 2015 and 2014, the provision for income taxes was based on our estimated annual effective tax rate, plus any discrete items, and taking into account valuation allowance, as necessary, in compliance with applicable guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and the possible outcomes of current and future audits. The following table presents the provision for income taxes and the effective tax rates for the respective periods presented:

	Three Months Ended March 31,
	2015	2014	Change	%
	(in thousands)
Loss before income taxes	$(13,590)	$(1,512)	$(12,078)	798.8%
Provision for income taxes	301	243	58	23.9%
Effective tax rate	(2.2)%	(16.1)%	13.9%

The provision for income taxes slightly increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was mainly due to the slight increase in foreign income taxes and U.S. deferred income taxes related to the indefinite lived intangibles. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to our income (loss) before income taxes and the provision for income taxes recorded for three months ended March 31, 2015 and 2014 was primarily attributable to the valuation allowance, the difference in foreign tax rates and indefinite lived intangible related deferred tax liability.

Liquidity and Capital Resources

Following is a summary of our working capital and cash and cash equivalents as of the periods presented:

	As of March 31, 2015	As of December 31, 2014
	(in thousands)
Working capital	$175,682	$177,453
Cash and cash equivalents	121,025	131,718

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by (used in) operating activities	$3,489	$(866)
Net cash used in investing activities	(11,709)	(3,126)
Net cash provided by (used in) financing activities	(2,473)	335

Cash Flows from Operating Activities

Net cash flows from operating activities increased by $4.4 million from net cash used in operating activities of $0.9 million in the three months ended March 31, 2014 to net cash provided by operating activities of $3.5 million in the three months ended March 31, 2015. Total cash inflow from operations after adjustment of non-cash items in the three months ended March 31, 2015 and 2014 were $7.9 million and $16.5 million, respectively. The decrease was mainly due to higher expenses of Xpliant, higher depreciation and amortization expense and stock-based compensation expense, partially offset by higher income from operations resulting from higher revenue. Changes in assets and liabilities resulted in net cash outflow of $4.4 million in the three months ended March 31, 2015 compared to $17.4 million in the three months ended March 31, 2014. The significant changes in assets and liabilities in three months ended March 31, 2015 were higher accounts receivable resulting from higher revenue and timing of collections from customers and higher other accrued expenses and other current liabilities due to the timing of payments to vendors. The significant changes to the assets and liabilities in the three months ended March 31, 2014 were higher accounts receivable resulting from higher revenue and timing of collections from customers and higher inventories due to the timing of inventory build-up.

Cash Flows from Investing Activities

Net cash used in investing activities in the three months ended March 31, 2015 was $11.7 million compared to $3.1 million in the three months ended March 31, 2014. Net cash used in investing activities in the three months ended March 31, 2015 resulted from the cash payments made to purchase property and equipment of $9.9 million and intangible assets of $0.7 million and cash payment to common shareholders of Xpliant of $2.5 million pursuant to the first closing of the merger. These decreases were partially offset by the proceeds from sale of short-term investment of $1.0 million and the proceeds received from the disposition of certain consumer product assets of $0.4 million. Net cash used in investing activities in the three months ended March 31, 2014 resulted from cash payments made to purchases of property and equipment of $2.1 million and intangible assets of $1.2 million, which was partially offset by the cash proceeds received related to the disposition of certain consumer product assets of $0.3 million.

Cash Flows from Financing Activities

Net cash used in financing activities in the three months ended March 31, 2015 was $2.5 million compared to cash provided by financing activities of $0.3 million in the three months ended March 31, 2014. Net cash used in financing activities in the three months ended March 31, 2015 resulted from the principal payment of capital lease and technology license obligations of $9.4 million, which was partially offset by the proceeds received from issuance of common stock upon the exercise of options of $6.9 million. Net cash provided by financing activities in the three months ended March 31, 2014 resulted from the proceeds received from issuance of common stock upon exercise of options of $3.6 million, proceeds from notes payable from non-controlling interest of $1.4 million and tax withholdings for stock option exercises on behalf of employees of $0.3 million, partially offset by the principal payments of capital lease and technology license obligations of $4.9 million.

Capital Resources

Cash equivalents consist of an investment in a money market fund. We believe that our $121.0 million of cash and cash equivalents at March 31, 2015, and expected cash flow from operations, if any, will be sufficient to fund our projected operating requirements for at least 12 months, including the final closing of the acquisition of Xpliant. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, other than disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known through the filing of this report, we believe our exposure related to the above indemnities of March 31, 2015, was not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The table below describes our commitments to settle contractual obligations in cash as of March 31, 2015:

	Payments Due By Period
	Total	Remainder of 2015	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$63,668	$5,346	$17,411	$17,776	$23,135
Capital lease and technology license obligations	38,821	14,965	23,856	-	-
Total	$102,489	$20,311	$41,267	$17,776	$23,135

As of March 31, 2015, the liability for uncertain tax positions was $0.9 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

We have funding commitments in relation to the merger with Xpliant. See Note 5 of Notes to Condensed Consolidated Financial Statements for related discussions.

On March 30, 2015, Xpliant exercised its option to purchase the manufacturing rights for an application specific integrated circuit, or ASIC, from a third party vendor. In consideration for acquiring the manufacturing rights, Xpliant agreed to pay the third party vendor a $7.5 million manufacturing rights licensing fee and a per-unit royalty fee for certain ASIC products sold to certain customers for limited time. The manufacturing rights licensing fee will be payable in 4 equal quarterly payments, with the first installment payment due 30 days from effective date of the exercise of option to purchase the manufacturing rights and each of the subsequent three installment payments being due on the first day of the following calendar quarter. The royalty shall be payable within 30 days after the end of each calendar quarter following the sale. Considering the terms of the purchase of the manufacturing rights, we recorded the full amount of the manufacturing rights within research and development expense on the condensed consolidated statements of operations for the three months ended March 31, 2015 and the related liability was recorded within other accrued expenses and other current liabilities on the condensed consolidated balance sheet as of March 31, 2015.

In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either not enforceable or legally binding or are subject to change based on our business decisions.

Critical Accounting Policies and Estimates

The preparation of our financial statements and accompanying disclosures in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The SEC has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) stock-based compensation; (3) inventory valuation; (4) accounting for income taxes; (5) mask costs; (6) business combinations and (7) valuation of goodwill and purchased intangible assets and related estimated useful lives of intangible assets. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. Management believes that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the three months ended March 31, 2015, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 2, 2015.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

This information is included in Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, and is incorporated herein by reference.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015.

Risks Related to Our Business and Industry

*We have a limited history of profitability, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.

We incurred a net loss attributable to the Company in the fourth quarter of 2011, and for each of the quarters since then through the second quarter of 2013 as well as the second and fourth quarters of 2014 and first quarter of 2015. As of March 31, 2015, our accumulated deficit was $186.2 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that may require additional expenditures. As a result of these expenditures, we may not generate sufficient revenue to achieve profitability. Our revenue growth trend in 2013 and 2014 may not be sustainable, and accordingly, we may incur losses in the future.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 46.4% and 55.0% of our net revenue from our top five customers in the three months ended March 31, 2015 and 2014, respectively. Two customers together accounted for 24.9% and three customers together accounted for 41.8% of our net revenue for the three months ended March 31, 2015 and 2014, respectively. No other customer accounted for more than 10% of our net revenue in three months ended March 31, 2015 and 2014. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and that the portion of our revenues attributable to some of these customers may increase in the future. However, we may not be able to maintain or increase sales to some of our top customers for a variety of reasons, including the following:

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

Since May 2008, we have acquired two companies and acquired assets of, and assumed liabilities of, five other companies. We also made advances to Xpliant for convertible notes receivable and promissory notes. In July 2014, we entered into an Agreement and Plan of Merger and Reorganization (“the Merger Agreement”) with Xpliant. Prior to the first closing of the acquisition of Xpliant on March 31, 2015 pursuant to Merger Agreement, we previously accounted Xpliant as a variable interest entity. We expect that we will in the future continue to acquire companies or assets of companies or invest in third-party companies that we believe to be complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market or application skills or enhancing and expanding our existing product lines. In connection with any such future acquisitions or investments, we may need to use a significant portion of our available cash, issue additional equity securities that would dilute current stockholders’ percentage ownership and incur substantial debt or contingent liabilities. In addition, we may incur higher operating costs following an acquisition. These actions could adversely impact our operating results and the market price of our common stock. In addition, acquisitions of companies exposes us to risks, including:

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

*Features of debt financings of Xpliant that was included in our consolidated financial statements created accounting charges that reduced our profitability.

Between May 2012 and March 2015, we made cash advances of $85.8 million consisting of $10.0 million for several convertible notes receivable and additional cash advances of $75.8 million for several promissory notes to Xpliant. In addition to the cash advances from us, Xpliant received $13.0 million from third party investors (“non-controlling interest”) for several convertible notes receivable and $2.9 million for a convertible security. Two of the convertible notes held by a non-controlling interest with a principal amount of $1.0 million matured and were paid in December 2013. Pursuant to the convertible notes, in the event Xpliant close a corporate transaction, as defined in the convertible notes, the holders of the convertible notes were entitled to receive two times the outstanding principal plus any unpaid accrued interest. The convertible security had the same features as the convertible notes, with the exception of the requirement for repayment and interest. We determined that for accounting purposes, the convertible security had derivative features. All of the convertible notes and the derivative feature of the convertible security were remeasured and presented at fair value in our consolidated financial statements at each reporting period.

Pursuant to the option to acquire Xpliant by us as set forth in one of the note purchase agreements, in June 2014, we provided notice to Xpliant of our decision to exercise the purchase option and entered into a merger agreement with Xpliant in July 2014. Considering this corporate transaction, the fair value of the convertible notes and derivative features of convertible security were valued to two times its principal amount at its maturity date. As such, we recorded the change in estimated fair value of notes and other recognized in the statements of operations of $14.9 million in 2014. In October 2014, pursuant to the merger agreement, we provided additional funding to Xpliant and Xpliant settled all the outstanding convertible notes, related accrued interest and convertible security held by the non-controlling interest.

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

The failure of our patents and other intellectual property protections to adequately protect our technology might make it easier for our competitors to offer similar products or technologies, which would harm our business. We have been issued 89 patents in the United States and 38 patents in foreign countries and have an additional 200 patent applications pending in the United States and 169 patent applications pending in foreign countries as of March 31, 2015. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are shipped, sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

Our security systems are designed to maintain the physical security of our facilities and protect our customers’, suppliers’ and employees’ confidential information. However, we are also dependent on a number of third-party “cloud-based” service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and some finance functions, and we are, of necessity, dependent on the security systems of these providers. Accidental or willful security breaches or other unauthorized access by third parties to our facilities, our information systems or the systems of our cloud-based service providers or the existence of computer viruses in our or their data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information. Any theft or misuse of this information could result in, among other things, unfavorable publicity, damage to our reputation, disclosure of our intellectual property and/ or confidential customer, supplier or employee data, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of this information, any of which could have a material adverse effect on our business, profitability and financial condition. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through March 2015, our stock price has fluctuated from a low of $7.61 to a high of $73.81. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

CAVIUM, INC.

Date: May 4, 2015	By:	/S/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer and Vice President of Finance and Administration

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated July 30, 2014 (1)

2.2*	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated October 8, 2014 (2)

2.3*	Amendment No. 2 to the Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated March 31, 2015 (3)

3.1	Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated Bylaws of the Registrant(5)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (6)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1**

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q (No. 001-33435), filed with the SEC on August 1, 2014, and incorporated herein by reference.

(2)	Filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q (No. 001-33435), filed with the SEC on October 31, 2014, and incorporated herein by reference.

(3)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (No. 001-33435), filed with the SEC on April 3, 2015, and incorporated herein by reference.

(4)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (No. 001-33435), filed with the SEC on June 20, 2011, and incorporated herein by reference.

(5)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 13, 2007, as amended, and incorporated herein by reference.

(6)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 24, 2007, as amended, and incorporated herein by reference.

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