Form 10-Q
period 2015-06-30
CAVIUM, INC.
filed 2015-08-03
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of July 29, 2015 was: 55,650,000

CAVIUM, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of June 30, 2015	As of December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$121,984	$131,718
Accounts receivable, net of allowances of $1,004 and $1,142, respectively	67,165	48,199
Inventories	50,403	51,922
Prepaid expenses and other current assets	9,312	9,130
Total current assets	248,864	240,969
Property and equipment, net	60,235	56,963
Intangible assets, net	37,023	37,644
Goodwill	71,478	71,478
Other assets	1,952	1,806
Total assets	$419,552	$408,860

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable	$32,702	$26,447
Other accrued expenses and other current liabilities	14,950	7,782
Deferred revenue	7,273	6,285
Capital lease and technology license obligations	18,383	23,002
Total current liabilities	73,308	63,516
Capital lease and technology license obligations, net of current portion	15,981	22,894
Deferred tax liability	3,159	2,836
Other non-current liabilities	2,970	2,931
Total liabilities	95,418	92,177

Commitments and contingencies (Note 11)

Stockholders' equity
Common stock, par value $0.001:
200,000,000 shares authorized; 55,650,000 and 54,458,288 shares issued and outstanding, respectively	56	54
Additional paid-in capital	516,676	488,981
Accumulated deficit	(192,598)	(172,352)
Total stockholders' equity	324,134	316,683
Total liabilities and stockholders' equity	$419,552	$408,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net revenue	$104,961	$90,681	$206,739	$173,922
Cost of revenue	37,673	33,897	73,472	64,247
Gross profit	67,288	56,784	133,267	109,675
Operating expenses:
Research and development	52,225	38,834	110,647	76,123
Sales, general and administrative	20,336	17,017	41,007	32,949
Total operating expenses	72,561	55,851	151,654	109,072
Income (loss) from operations	(5,273)	933	(18,387)	603
Other income (expense), net:
Interest expense	(388)	(333)	(798)	(792)
Change in estimated fair value of notes payable and other	-	(13,927)	-	(14,785)
Other, net	(33)	(53)	(99)	82
Total other expense, net	(421)	(14,313)	(897)	(15,495)
Loss before income taxes	(5,694)	(13,380)	(19,284)	(14,892)
Provision for income taxes	661	311	962	554
Net loss	(6,355)	(13,691)	(20,246)	(15,446)
Net loss attributable to non-controlling interest	-	(2,647)	-	(6,749)
Net loss attributable to the Company	$(6,355)	$(11,044)	$(20,246)	$(8,697)

Earnings per share attributable to the Company:
Net loss per common share, basic	$(0.11)	$(0.21)	$(0.37)	$(0.16)
Shares used in computing basic net loss per common share	55,507	53,197	55,196	52,875
Net loss per common share, diluted	$(0.11)	$(0.21)	$(0.37)	$(0.16)
Shares used in computing diluted net loss per common share	55,507	53,197	55,196	52,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(20,246)	$(15,446)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	23,475	19,819
Depreciation and amortization	21,948	15,890
Deferred income taxes	323	182
Change in estimated fair value of notes payable and other	-	14,785
Gain on disposition of certain consumer product assets	(400)	(500)
Changes in assets and liabilities:
Accounts receivable, net	(18,966)	(8,504)
Inventories	1,519	(10,987)
Prepaid expenses and other current assets	(1,182)	(1,412)
Other assets	(146)	(271)
Accounts payable	1,426	3,096
Deferred revenue	988	(518)
Accrued expenses and other current and non-current liabilities	7,205	123
Net cash provided by operating activities	15,944	16,257

Cash flows from investing activities:
Purchases of property and equipment	(15,385)	(8,695)
Purchases of intangible assets	(3,783)	(1,999)
Cash settlement to common shareholders of Xpliant	(3,630)	-
Proceeds received from disposition of certain consumer product assets	400	500
Sale of short-term investment	1,000	-
Net cash used in investing activities	(21,398)	(10,194)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	7,851	11,308
Principal payment of capital lease and technology license obligations	(12,131)	(6,499)
Proceeds from notes payable and other from non-controlling interest	-	1,400
Tax withholdings for stock option exercises on behalf of employees	-	545
Net cash provided by (used in) financing activities	(4,280)	6,754

Net increase (decrease) in cash and cash equivalents	(9,734)	12,817
Cash and cash equivalents, beginning of period	131,718	127,763
Cash and cash equivalents, end of period	$121,984	$140,580

Supplemental disclosures of cash flows from investing and financing activities:
Property and equipment and intangible assets acquired included in accounts payable, other accrued expense and other current liabilities	6,019	2,166

Property and equipment and intangible assets acquired included in capital lease and technology license obligations	400	984

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of Cavium, Inc., its wholly owned subsidiaries and a variable interest entity, or VIE, of which the Company is the primary beneficiary. Prior to the closing of the acquisition of Xpliant, Inc. (“Xpliant”) as discussed in Note 5 of Notes to Condensed Financial Statements, the Company accounted for Xpliant as a VIE. Under the accounting principles generally accepted in the United States of America, or US GAAP, a VIE is required to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s condensed consolidated financial position at June 30, 2015 and 2014, and the condensed consolidated results of its operations for the three and six months ended June 30, 2015 and 2014, and condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

In May 2014, the Financial Accounting Standards Board, or FASB issued a new guidance on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. The new revenue guidance’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the guidance requires five basic steps: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when or as the entity satisfies a performance obligation. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods during the annual period. Early adoption is allowed for annual reporting periods beginning after December 15, 2016. Different transition methods are available - full retrospective method and a modified retrospective (cumulative effect) approach. The Company has not selected the transition method and is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

2. Net Loss Per Common Share

The following table sets forth the computation of net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Net loss attributable to the Company	$(6,355)	$(11,044)	$(20,246)	$(8,697)
Weighted average common shares outstanding - basic	55,507	53,197	55,196	52,875
Dilutive effect of employee stock plans	-	-	-	-
Weighted average common shares outstanding - diluted	55,507	53,197	55,196	52,875
Net loss per common share, basic	$(0.11)	$(0.21)	$(0.37)	$(0.16)
Net loss per common share, diluted	$(0.11)	$(0.21)	$(0.37)	$(0.16)

The following outstanding options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Options to purchase common stock	2,186	2,853	2,186	2,853
Restricted stock units	2,627	2,423	2,627	2,423

3. Fair Value Measurements

At June 30, 2015 and December 31, 2014, the Company’s cash equivalents comprised of an investment in a money market fund. At December 31, 2014, the Company had a short-term bank deposit which was classified under prepaid expense and other current assets. In accordance with the guidance for fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund and short-term bank deposit as Level 1, which approximated $87.2 million and $93.2 million as of June 30, 2015 and December 31, 2014, respectively. The carrying amount of the Company’s accounts receivable, accounts payable and accrued expenses approximate fair value due to their short term maturities.

See Note 5 of Notes to Condensed Consolidated Financial Statements for discussions about using Level 3 fair value hierarchy measurements.

4. Balance Sheet Components

Inventories

	As of June 30, 2015	As of December 31, 2014
	(in thousands)
Work-in-process	$36,196	$37,207
Finished goods	14,207	14,715
	$50,403	$51,922

Property and equipment, net

	As of June 30, 2015	As of December 31, 2014
	(in thousands)
Test equipment and mask costs	$58,450	$50,591
Software, design tools, computer and other equipment	63,538	53,686
Furniture, office equipment and leasehold improvements	4,742	2,500
	126,730	106,777
Less: accumulated depreciation and amortization	(66,495)	(49,814)
	$60,235	$56,963

Depreciation and amortization expense was $9.3 million and $4.5 million for the three months ended June 30, 2015 and 2014, respectively, and $16.8 million and $8.7 million for the six months ended June 30, 2015 and 2014, respectively.

The Company leases certain design tools under capital lease and certain financing arrangements which are included in property and equipment, which total cost, net of accumulated amortization amounted to $28.3 million and $35.8 million at June 30, 2015 and December 31, 2014, respectively. Amortization expense related to assets recorded under capital lease and certain financing agreements was $3.7 million and $2.0 million for the three months ended June 30, 2015 and 2014, respectively, and $7.4 million and $3.9 million for the six months ended June 30, 2015 and 2014, respectively.

Other accrued expenses and other current liabilities

	As of June 30, 2015	As of December 31, 2014
	(in thousands)
Accrued compensation and related benefits	$5,784	$4,855
Professional fees	1,304	1,029
Accrued royalty	732	638
Manufacturing rights payable (Note 11)	5,625	-
Income tax payable	643	451
Other	862	809
	$14,950	$7,782

Warranty Accrual

The following table presents a rollforward of the warranty liability, which is included within other accrued expenses and other current liabilities above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$442	$172	$227	$167
Accruals and adjustments	(23)	40	256	137
Settlements	(55)	(55)	(119)	(147)
Ending balance	$364	$157	$364	$157

Deferred revenue

	As of June 30, 2015	As of December 31, 2014
	(in thousands)
Services/support and maintenance	$6,455	$5,769
Software license/subscription	818	516
	$7,273	$6,285

5. Business Combination

Xpliant, Inc.

Pursuant to the Agreement and Plan of Merger and Reorganization (“the Merger Agreement”) between the Company and Xpliant, a final closing occurred on April 29, 2015 as discussed in detail below.

Between May 2012 and March 2015, the Company entered into several note purchase agreements and promissory notes with Xpliant to provide cash advances. Xpliant was a Delaware incorporated and privately held company, engaged in the design and development of next generation software defined network switch chips. Prior to the closing of the merger pursuant to the Merger Agreement between the Company and Xpliant as discussed below, the Company concluded that Xpliant was a VIE as the Company was Xpliant’s primary beneficiary due to the Company’s involvement with Xpliant and the Company’s purchase option to acquire Xpliant. As such, the Company has included the accounts of Xpliant in the condensed consolidated financial statements. The Company had made total cash advances of $85.8 million, consisting of $10.0 million under nine convertible notes which, as amended, matured on August 31, 2014 and $75.8 million under several promissory notes which mature between April 2015 and March 2016. The promissory notes are cancelled as it mature. The outstanding convertible notes and promissory notes bore an annual interest rate of 6%.

In addition to the funding received by Xpliant from the Company, between May 2012 and January 2014, certain third party investors (“non-controlling interest”) made cash advances of $13.0 million under several convertible notes which, as amended, matured on August 31, 2014 and $2.9 million under a convertible security. All of the convertible notes bore interest at a rate of 6%, payable at maturity. Two of the convertible notes held by a third party investor with a principal amount of $1.0 million matured and were paid by Xpliant in December 2013. Pursuant to the convertible notes, in the event Xpliant closes a corporate transaction, as defined in the convertible notes, the holders of the convertible notes were entitled to receive two times the outstanding principal plus any unpaid accrued interest. The convertible security had the same features as the convertible notes, with the exception of the requirement for repayment, interest and maturity. For accounting purposes, the Company determined that the convertible security had derivative features and determined that the fair value of the derivative features of the convertible security at the issuance date was approximately the same as the principal amount. All of the convertible notes and the derivative feature of convertible security were classified as Level 3 liability and were all remeasured and presented at fair value in the condensed consolidated financial statements at each reporting period. Pursuant to the option to acquire Xpliant, in June 2014, the Company provided notice to Xpliant of its decision to exercise the purchase option. Therefore, the convertible notes and derivative features of convertible security were valued to two times its principal amount at its maturity date. As such, the Company recorded the change in estimated fair value of notes payable and other in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2014 of $13.9 million and $14.8 million, respectively. Pursuant to the Merger Agreement between the Company and Xpliant as discussed in detail below, in October 2014, a portion of the cash advances made by the Company to Xpliant were used to settle all outstanding convertible notes, related accrued interest and convertible security held by non-controlling interest.

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

Pursuant to the Merger Agreement and in connection with the transaction contemplated by the Merger Agreement, in October 2014, a portion of the cash advances made by the Company to Xpliant were used to settle all outstanding convertible notes, related accrued interest and the convertible security held by non-controlling interest of  $30.8 million. Additionally, $1.7 million was used to make cash payments to the employees of Xpliant that were hired by the Company. Further, per the Merger Agreement, in October 2014, the Company issued RSU’s of approximately 193,000 shares with a fair value of $8.7 million based on the Company’s closing stock price at the grant date to the employees of Xpliant that were hired by the Company.

Prior to the closing of the merger pursuant to the Merger Agreement and the settlement of the outstanding convertible notes and convertible security to non-controlling interest, the net loss of Xpliant was allocated to the Company and to the non-controlling interest based on the outstanding cash advances provided to Xpliant at each reporting period. Prior to the closing of the merger pursuant to the Merger Agreement, the net loss of Xpliant for the first quarter of 2015 of $24.4 million was included in the Company’s condensed consolidated statement of operations. Included in the net loss of Xpliant for the first quarter of 2015 was a $7.5 million manufacturing rights licensing fee due to a third party vendor which was recorded within research and development expense on the condensed statements of operations (See Note 11). The Company’s portion of the net loss of Xpliant included in the condensed consolidated statements of operations for the three and six months ended June 30, 2014 amounted to $17.4 million and $19.6 million. Included in the Company’s portion of the net loss of Xpliant for the three and six months ended June 30, 2014 was the change in estimated fair value of notes payable and other as discussed above.

6. Goodwill and Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of June 30, 2015 was $71.5 million, unchanged from the balance at December 31, 2014.

Intangible assets, net

	As of June 30, 2015
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Technology licenses	$68,575	(32,467)	$36,108	6.50
Existing and core technology - product	42,085	(41,174)	911	1.49
Customer contracts and relationships	8,991	(8,987)	4	0.33
Trade name	2,296	(2,296)	-	-
Order backlog	640	(640)	-	-
Total amortizable intangible assets	$122,587	$(85,564)	$37,023	6.38

	As of December 31, 2014
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Technology licenses	$64,002	$(28,247)	$35,755	7.07
Existing and core technology - product	42,085	(40,264)	1,821	1.39
Customer contracts and relationships	8,991	(8,965)	26	0.83
Trade name	2,296	(2,254)	42	0.17
Order backlog	640	(640)	-	-
Total amortizable intangible assets	$118,014	$(80,370)	$37,644	6.79

Amortization expense was $2.3 million and $3.5 million for the three months ended June 30, 2015 and 2014, respectively, and $5.2 million and $7.2 million for the six months ended June 30, 2015 and 2014, respectively. The estimated future amortization expense of amortizable intangible assets is as follows (in thousands):

Remainder of 2015	$4,285
2016	7,787
2017	5,796
2018	4,301
2019	3,956
2020 and thereafter	10,898
$37,023

7. Restructuring Accrual

In connection with a workforce reduction during the first and second quarters of 2014, the Company incurred and substantially paid $0.6 million and $0.6 million, respectively, related to severance and other related benefits. In addition, during the second quarter of 2014, the Company recorded restructuring accrual of $0.2 million related to the unused portion of a leased facility in Beijing China, which leased expired in December 2014. There were no outstanding accrued restructuring payables as of June 30, 2015 and December 31, 2014, respectively.

8. Stockholders’ Equity

Equity Incentive Plans

The following table summarizes the details related to stock options granted and outstanding under the 2007 Equity Incentive Plan and 2001 Stock Incentive Plan for the six months ended June 30, 2015:

	Number of Shares Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2014	2,626,260	$20.62
Options granted	87,178	64.70
Options exercised	(527,566)	14.88
Options cancelled and forfeited	-	-
Balance as of June 30, 2015	2,185,872	23.76

The fair value of each option grant for the three and six months ended June 30, 2015 and 2014 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.34%	1.26%	1.34% to 1.41%	1.26% to 1.47%
Expected life	3.77 years	3.77 years	3.77 to 4.58 years	3.77 to 4.53 years
Dividend yield	0%	0%	0%	0%
Volatility	40.96%	45.05%	40.96% to 43.03%	43.76% to 45.05%

The estimated weighted-average grant date fair value of options granted for the three months ended June 30, 2015 and 2014 was $24.95 per share and $17.99 per share, respectively, and for the six months ended June 30, 2015 and 2014 was $23.79 per share and $14.63 per share, respectively.

As of June 30, 2015, there was $4.9 million of unrecognized compensation costs, net of estimated forfeitures, related to stock options granted under the Company’s 2007 Equity Incentive Plan and 2001 Stock Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.32 years.

The following table summarizes the details related to restricted stock units, or RSUs, granted and outstanding under the 2007 Equity Incentive Plan for the six months ended June 30, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2014	2,464,747	$39.21
Granted	872,022	61.34
Issued and released	(664,146)	39.74
Cancelled and forfeited	(46,050)	39.86
Balance as of June 30, 2015	2,626,573	46.42

For all RSU grants other than RSU grants with market condition as discussed below, stock-based compensation expense is calculated based on the market price of the Company’s common stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.

Included in the RSU grants in the table above are one-year and two-year performance-based RSU’s granted in February 2015 for which the Company determined that the fair value of these performance RSU’s were $2.1 million and $0.7 million, respectively. In May 2014, the Company granted a performance-based RSU and determined that the fair value of this performance RSU was $1.5 million. Based on the Company’s evaluation of the probability of achieving the milestones as of June 30, 2015, the Company recorded the related stock-based compensation expense for the three and six months ended June 30, 2015 related to these performance RSU’s. The Company continues to evaluate the probability of achieving the milestones for each of the performance-based RSU grants at each reporting period and will update the RSU expense which is included in stock-based compensation expense.

Also included in the RSU grants in the table above are four-year vesting market-based RSU’s granted in February 2015. This market-based RSU’s will vest if the average closing price of the Company’s common stock over a period of 30 consecutive trading days is equal to or greater than the price per share set by the Board and the recipient remains in continuous service with the Company through such vesting period. The fair value of market-based RSUs was determined by management using the Monte Carlo simulation method which takes into account multiple input variables that determine the probability of satisfying the market conditions stipulated in the award. This method requires the input of assumptions, including the expected volatility of the Company’s common stock, and a risk-free interest rate, similar to assumptions used in determining the fair value of the stock option grants discussed above. As such, the Company determined that the fair value of this market-based RSU was $1.5 million at the date of grant and recorded the related stock-based compensation expense for the three and six months ended June 30, 2015.

As of June 30, 2015, there was $96.7 million of unrecognized compensation costs, net of estimated forfeitures related to RSUs granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.70 years.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenue	$185	$240	$382	$487
Research and development	7,301	5,629	14,096	11,033
Sales, general and administrative	4,290	4,363	8,997	8,299
	$11,776	$10,232	$23,475	$19,819

The total stock-based compensation cost capitalized as part of inventory as of June 30, 2015 and December 31, 2014 was not material.

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

The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Loss before income taxes	$(5,694)	$(13,380)	$(19,284)	$(14,892)
Provision for income taxes	661	311	962	554
Effective tax rate	(11.6)%	(2.3)%	(5.0)%	(3.7)%

The provision for income taxes for the three and six months ended June 30, 2015 and 2014 were primarily related to earnings in foreign jurisdictions. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to the Company’s loss before income taxes and the provision for or benefit from income taxes recorded for the three and six months ended June 30, 2015 and 2014 were primarily attributable to the valuation allowance, the difference in foreign tax rates and an increase in the indefinite lived intangible related deferred tax liability.

The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. A full valuation allowance against the Company federal and state net deferred tax assets has been in place since the fourth quarter of 2012. The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance as the Company is in a cumulative loss position over the previous three years, which is considered significant negative evidence. As such, the Company has not changed its judgment regarding the need for a full valuation allowance on its federal and state deferred tax assets as of December 31, 2014 and June 30, 2015. However, continued improvement in the Company's operating results, conditioned on successfully generating increased revenue and managing costs, could lead to reversal of substantially all of the Company's valuation allowance. Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to net income in the period such determination is made.

As of June 30, 2015 and December 31, 2014, the Company had unrecognized tax benefits for income taxes associated with uncertain tax positions of $16.7 million and $16.3 million, respectively. If all of these unrecognized tax benefits were recognized, $0.9 million would impact the Company’s effective tax rate after considering the valuation allowance. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has no significant accrued potential penalties and interest as of June 30, 2015 and December 31, 2014, as a significant amount of liabilities have been recorded against loss carryforwards on a net basis. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s major tax jurisdictions are the United States federal government, the states of California and Massachusetts, Japan, India, China and Singapore. The Company files income tax returns in the United States federal jurisdiction, the states of California and Massachusetts, various other states, and foreign jurisdictions in which it has a subsidiary or branch operations. The United States federal corporation income tax returns beginning with the 2000 tax year remain subject to examination by the Internal Revenue Service, or IRS. The California corporation income tax returns beginning with the 2000 tax year remain subject to examination by the California Franchise Tax Board. As of June 30, 2015, there are no on-going tax audits in the major tax jurisdictions other than India. The Company has settled their India tax audit for the tax year 2010 with an immaterial tax adjustment. The India tax audit remains open for the tax years 2011 and 2012. The Company does not expect any significant tax adjustments from either of these audits.

The federal research and development credits law, which was extended through December 31, 2014, has not been extended to the end of 2015. As a result, the 2015 provision for income taxes and the annual effective tax rate did not consider the effects of the federal research and development credits.

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

The Company’s revenue consists primarily of sale of semiconductor products and also derives revenue from licensing software and related maintenance and support. The revenue from these sources is classified by the Company as product revenue. The Company also generates revenue from professional service arrangements which is categorized as service revenue. The total service revenue is less than 10% of the Company’s total revenue for the three and six months ended June 30, 2015 and 2014. The Company categorizes its net revenue in two different markets, (i) the enterprise network, data center and access and service provider markets; and (ii) broadband and consumer markets. The net revenue by markets for the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Enterprise network, data center and access and service provider markets	$95,023	$84,003	$187,420	$159,631
Broadband and consumer markets	9,938	6,678	19,319	14,291
	$104,961	$90,681	$206,739	$173,922

The following table is based on the geographic location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers.

Sales by geography for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
United States	$37,211	$23,727	$69,216	$53,804
China	25,218	22,908	51,336	44,912
Finland	8,537	15,193	16,452	22,905
Taiwan	8,184	8,131	16,554	14,329
Korea	4,805	5,921	12,720	9,585
Mexico	8,468	4,602	18,004	9,252
Other countries	12,538	10,199	22,457	19,135
Total	$104,961	$90,681	$206,739	$173,922

The following table sets forth long lived assets, which consist of property and equipment, net by geographic regions:

	As of June 30, 2015	As of December 31, 2014
	(in thousands)
United States	$54,614	$49,856
All other countries	5,621	7,107
Total	$60,235	$56,963

11. Commitments and Contingencies

The Company is not currently a party to any legal proceedings, the outcome of which, if determined adversely to the Company, would have a material adverse effect on the condensed consolidated financial position, condensed results of operations or condensed cash flows of the Company.

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

Minimum commitments under non-cancelable operating and capital lease agreements as of June 30, 2015 are as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
Remainder of 2015	$12,013	$3,535	$15,548
2016	16,503	8,680	25,183
2017	7,353	8,731	16,084
2018	-	8,929	8,929
2019	-	8,847	8,847
2020 thereafter	-	23,135	23,135
	$35,869	$61,857	$97,726
Less: Interest component (3.75% annual rate)	1,505
Present value of minimum lease payment	34,364

Current portion of the obligations	$18,383
Long-term portion of obligations	$15,981

Rent expense incurred under operating leases was $1.9 million and $1.7 million for the three months ended June 30, 2015 and 2014, respectively, and $3.7 million and $3.1 million for the six months ended June 30, 2014, respectively.

On March 30, 2015, Xpliant exercised its option to purchase the manufacturing rights to accelerate the takeover of manufacturing, and to relieve Xpliant from any further obligation to purchase product quantities from Xpliant’s application specific integrated circuit, or ASIC, vendor. In consideration for this, Xpliant agreed to pay a $7.5 million manufacturing rights licensing fee and a per-unit royalty fee for certain ASIC products sold to certain customers for a limited time. The manufacturing rights licensing fee is payable in 4 equal quarterly payments, with the first installment payment due on April 29, 2015 and each of the subsequent three installment payments being due on the first day of the following calendar quarter. The royalty shall be payable within 30 days after the end of each calendar quarter following the sale. Considering the terms of the purchase of the manufacturing rights, the Company recorded the full amount of the manufacturing rights licensing fee within research and development expense on the condensed consolidated statement of operations for the three months ended March 31, 2015 and the related liability was recorded within other accrued expenses and other current liabilities on the condensed consolidated balance sheets. During the three months ended June 30, 2015, the Company paid the first installment due.

On January 30, 2015, the Company submitted an initial notification of a voluntary self-disclosure to the U.S. Department of Commerce, Bureau of Industry and Security, or BIS. The notification reported the Company’s discovery that hardware and software, with encryption functionality, may have been exported without the required BIS export license. With the assistance of outside counsel, the Company conducted a review of past export transactions during the past five years, and on July 17, 2015, the Company reported its findings in a full voluntary self-disclosure to BIS. The findings reported that the Company exported certain encryption hardware and software to fifteen government end-users in the People’s Republic of China, Taiwan, Hong Kong, Singapore, India and South Korea, as well as one party on BIS' entity list, without the required BIS export license. The aggregate billings for the reported exports were approximately $0.5 million. The disclosure also addressed the Company’s remedial and corrective actions. BIS is reviewing the Company’s voluntary self-disclosure and the Company is cooperating fully with BIS. Violations of the export control laws may result in civil, administrative or criminal fines or penalties, loss of export privileges, debarment or a combination of these penalties. At this time the Company is unable to determine the outcome of the government’s investigation or its possible effect on the Company.

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

OCTEON ®, OCTEON® PlusTM, OCTEON Fusion®, OCTEON XLTM, LiquidIO®, NITROX®, NEURON SearchTM, ThunderXTM, XpliantTM, and PureVu® are trademarks or registered trademarks of Cavium, Inc.

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

•

We completed the acquisition of Xpliant in April 2015. This acquisition provides high performance, high density switch silicon under development and will target a broad range of switching applications for the data center, cloud service provider and enterprise markets.

Since inception, we have invested heavily in new product development and our net revenue has grown from $7.4 million in 2004 to $373.0 million in 2014 driven primarily by demand in the enterprise network and data center markets and increased demand in the broadband and consumer markets. We expect sales of our products for use in the enterprise, data center and service provider markets to continue to represent a significant portion of our revenue in the foreseeable future, and also expect some growth in the broadband and consumer market.

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

Results of Operations

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	%	2015	2014	Change	%
	(in thousands)				(in thousands)
Net revenue	$104,961	$90,681	$14,280	15.7%	$206,739	$173,922	$32,817	18.9%
Cost of revenue	37,673	33,897	3,776	11.1%	73,472	64,247	9,225	14.4%
Gross Profit	$67,288	$56,784	$10,504	18.5%	$133,267	$109,675	$23,592	21.5%
Gross Margin	64.1%	62.6%	1.5%		64.5%	63.1%	1.4%

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

Three customers together accounted for 42.6% and two customers together accounted for 28.0% of our net revenue in the three and six months ended June 30, 2015, respectively. Three customers together accounted for 51.4% and 46.8% of our net revenue in the three and six months ended June 30, 2014, respectively. No other customer accounted for more than 10.0% of our revenues in the three and six months ended June 30, 2015 and 2014.

We had an agreement with a distributor to distribute our products primarily in the United States where we granted more than limited rights of returns and price credits that we cannot reasonably estimate the level of returns and credits issuable. As such, the revenue and costs related to sales to this distributor was deferred until the products were sold to our end customers. We terminated the distribution agreement with this distributor effective May 2014. In the three and six months ended June 30, 2014, 2.4% and 3.3%, respectively, of our net revenue was from products sold by this distributor.

We use our distributors, other than the distributor discussed above, primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through these distributors accounted for 29.3% and 30.8% in the three and six months ended June 30, 2015, respectively, and 27.5% and 27.7% in the three and six months ended June 30, 2014, respectively. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

The increase in net revenue in the three and six months ended June 30, 2015 compared to same periods in 2014 was attributable mainly to the increase in sales in our enterprise network; data center and access and service provider markets, combined of $11.0 million and $27.8 million, respectively, compared to the same periods in 2014. Sales in our broadband and consumer market also increased by $3.3 million and $5.0 million in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The overall increase in sales in our enterprise networks; data center; and access and service provider markets and in our broadband and consumer market was mainly due to the fluctuation in demand for our products in those respective markets as a result of the timing of our customers’ volume production of our design wins.

Our net revenue by markets for periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Enterprise network, data center and access and service provider markets	$95,023	$84,003	$187,420	$159,631
Broadband and consumer markets	9,938	6,678	19,319	14,291
	$104,961	$90,681	$206,739	$173,922

The following table is based on the geographic location of our customers including the original equipment manufacturers, contract manufacturers or the distributors who purchased our products and services. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods presented were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
United States	$37,211	$23,727	$69,216	$53,804
China	25,218	22,908	51,336	44,912
Finland	8,537	15,193	16,452	22,905
Taiwan	8,184	8,131	16,554	14,329
Korea	4,805	5,921	12,720	9,585
Mexico	8,468	4,602	18,004	9,252
Other countries	12,538	10,199	22,457	19,135
Total	$104,961	$90,681	$206,739	$173,922

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

The increase in cost of revenue in the three and six months ended June 30, 2015 compared to the same periods in 2014 was primarily due to the increase in net revenue. Gross margin increased by 1.5 percentage points from 62.6% in the three months ended June 30, 2014 to 64.1% in the three months ended June 30, 2015 and increased by 1.4 percentage points from 63.1% in the six months ended June 30, 2014 to 64.5% in the six months ended June 30, 2015. The increase in gross margin was mainly due to a small shift of product sales mix. Higher performance products yields higher gross margins compared to our lower performance products. The increase in gross margin as discussed above was partially offset by the write-off of a certain mask that will no longer be used.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	%	2015	2014	Change	%
	(in thousands)				(in thousands)
Research and development expenses	$52,225	$38,834	$13,391	34.5%	$110,647	$76,123	$34,524	45.4%
Percent of total net revenue	49.8%	42.8%	7.0%		53.5%	43.8%	9.8%

Prior to the closing of the acquisition of Xpliant pursuant to the Merger Agreement, we previously accounted for Xpliant as a variable interest entity and as such, the research and development expenses for the periods presented included expenses of Xpliant. The increase in research and development expenses was partly due to the increase in salaries and employee benefits of $3.6 million and $6.1 million in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 as a result of the increase in research and development headcount. In addition, stock-based compensation and related taxes increased by $1.8 million and $3.6 million in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 due to the increase in research and development headcount and higher grant date fair value of new option and RSU grants. Facilities expense, depreciation expense, design tools and other miscellaneous research and development increased by $4.2 million and $8.9 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2014 as a result of the increase in research and development activities to support the development of our new products including those relating to Xpliant. Outsourced engineering services also increased by $3.8 million and $8.4 million in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 mainly due to research and development work for our new product families. In the first quarter of 2015, Xpliant acquired a manufacturing right from its third party vendor amounting to $7.5 million which was recorded as research and development expense. Research and development headcount was 754 at June 30, 2015 compared to 661 at June 30, 2014.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	%	2015	2014	Change	%
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$20,336	$17,017	$3,319	19.5%	$41,007	$32,949	$8,058	24.5%
Percent of total net revenue	19.4%	18.8%	0.6%		19.8%	18.9%	0.9%

Sales, general and administrative expenses for the periods presented also included expenses of Xpliant. The increase in sales, general and administrative expenses was partly due to increase in salaries and employee benefits of $0.2 million and $0.9 million in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 as a result of the increase in sales, general and administrative headcount. Stock-based compensation, facilities, marketing and other miscellaneous sales, general and administrative expenses, combined increased by $1.2 million and $3.5 million in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 as a result of an increase in headcount and increase in marketing related activities. Outside services increased by $1.9 million and $3.7 million in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 mainly due to increase in legal services related to intellectual property related matters. Sales, general and administrative headcount was 187 at June 30, 2015 compared to 175 at June 30, 2014.

Other income (expense), net. Other income (expense), net primarily includes interest income on cash and cash equivalents, foreign currency gains and losses, interest expense associated with capital lease and technology license obligations and interest expense associated with the notes payable and other. Total other income (expense), net for the periods presented was:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	%	2015	2014	Change	%
	(in thousands)				(in thousands)
Interest expense	$(388)	$(333)	$(55)	16.5%	$(798)	$(792)	$(6)	0.8%
Change in estimated fair value of notes payable and other	-	(13,927)	13,927	-100.0%	-	(14,785)	14,785	-100.0%
Other, net	(33)	(53)	20	-37.7%	(99)	82	(181)	-220.7%
Total other expense, net	$(421)	$(14,313)	$13,892	-97.1%	$(897)	$(15,495)	$14,598	-94.2%

The decrease in other expense, net was mainly due to the recognition of the change in the estimated fair value of notes payable and other of $13.9 million and $14.8 million in the three and six months ended June 30, 2014, respectively. See Note 5 of Notes to Condensed Consolidated Financial Statements for more detailed discussions.

Provision for Income Taxes. For the three and months ended June 30, 2015 and 2014, the provision for income taxes was based on our estimated annual effective tax rate, plus any discrete items, and taking into account valuation allowance, as necessary, in compliance with applicable guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws and the possible outcomes of current and future audits. The following table presents the provision for income taxes and the effective tax rates for the respective periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	%	2015	2014	Change	%
	(in thousands)				(in thousands)
Loss before income taxes	$(5,694)	$(13,380)	$7,686	-57.4%	$(19,284)	$(14,892)	$(4,392)	29.5%
Provision for income taxes	661	311	350	112.5%	962	554	408	73.6%
Effective tax rate	(11.6)%	(2.3)%	(9.3)%		-5.0%	-3.7%	-1.3%

The provision for income taxes for the three and six months ended June 30, 2015 and 2014 were primarily related to earnings in foreign jurisdictions. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision for or benefit from income taxes recorded in the three and six months ended June 30, 2015 and 2014 were primarily attributable to the valuation allowance, the difference in foreign tax rates and an increase in the indefinite lived intangible related deferred tax liability.

Liquidity and Capital Resources

Following is a summary of our working capital and cash and cash equivalents as of the periods presented:

	As of June 30, 2015	As of December 31, 2014
	(in thousands)
Working capital	$175,556	$177,453
Cash and cash equivalents	121,984	131,718

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$15,944	$16,257
Net cash used in investing activities	(21,398)	(10,194)
Net cash provided by (used in) financing activities	(4,280)	6,754

Cash Flows from Operating Activities

Net cash flows from operating activities decreased by $0.3 million from net cash provided by operating activities of $16.3 million in the six months ended June 30, 2014 compared to $15.9 million in the six months ended June 30, 2015. Total cash inflow from operations after adjustment of non-cash items in the six months ended June 30, 2015 and 2014 were $25.1 million and $34.7 million, respectively. The decrease was mainly due to higher expenses of Xpliant, partially offset by higher income from operations resulting from higher revenue. Changes in assets and liabilities resulted in net cash outflow of $9.2 million in the six months ended June 30, 2015 compared to $18.5 million in the six months ended June 30, 2014. The significant changes in assets and liabilities in six months ended June 30, 2015 were higher accounts receivable resulting from higher revenue and timing of collections from customers, higher accounts payable, other accrued expenses and other current liabilities due to the timing of payments to vendors and lower inventories due to timing of inventory build-up. The significant changes in assets and liabilities in six months ended June 30, 2014 were higher accounts receivable resulting from higher revenue and timing of collections from customers, higher inventories due to the timing of inventory build-up and higher accounts payable due to the timing of payments to the vendors.

Cash Flows from Investing Activities

Net cash used in investing activities in the six months ended June 30, 2015 was $21.4 million compared to $10.2 million in the six months ended June 30, 2014. Net cash used in investing activities in the six months ended June 30, 2015 resulted from the cash payments made to purchase property and equipment of $15.4 million and intangible assets of $3.8 million and cash payment to common shareholders of Xpliant of $3.6 million pursuant to the closing of the merger. These decreases were partially offset by the proceeds from sale of a short-term investment of $1.0 million and the proceeds received from the disposition of certain consumer product assets of $0.4 million. Net cash used in investing activities in the six months ended June 30, 2014 resulted from the cash payments made to purchase property and equipment of $8.7 million and intangible assets of $2.0 million, which was partially offset by the proceeds received from the disposition of certain consumer product assets of $0.5 million.

Cash Flows from Financing Activities

Net cash used in financing activities in the six months ended June 30, 2015 was $4.3 million compared to cash provided by financing activities of $6.8 million in the six months ended June 30, 2014. Net cash used in financing activities in the six months ended June 30, 2015 resulted from the principal payment of capital lease and technology license obligations of $12.1 million, which was partially offset by the proceeds received from issuance of common stock upon the exercise of options of $7.9 million. Net cash provided by financing activities in the six months ended June 30, 2014 resulted mainly from the proceeds received from issuance of common stock upon the exercise of options of $11.3 million, proceeds from notes payable from non-controlling interest of Xpliant of $1.4 million and tax withholdings for stock option exercises on behalf of employees of $0.5 million, partially offset by the principal payments of capital lease and technology license obligations of $6.5 million.

Capital Resources

Cash equivalents consist of an investment in a money market fund. We believe that our $122.0 million of cash and cash equivalents at June 30, 2015, and expected cash flow from operations, if any, will be sufficient to fund our projected operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known through the filing of this report, we believe our exposure related to the above indemnities of June 30, 2015, was not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The table below describes our commitments to settle contractual obligations in cash as of June 30, 2015:

	Payments Due By Period
	Total	Remainder of 2015	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$61,857	$3,535	$17,411	$17,776	$23,135
Capital lease and technology license obligations	35,869	12,013	23,856	-	-
Total	$97,726	$15,548	$41,267	$17,776	$23,135

As of June 30, 2015, the liability for uncertain tax positions was $0.9 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

On March 30, 2015, Xpliant exercised its option to purchase the manufacturing rights to accelerate the takeover of manufacturing, and to relieve Xpliant from any further obligation to purchase product quantities from Xpliant’s application specific integrated circuit, or ASIC, vendor. In consideration for this, Xpliant agreed to pay a $7.5 million manufacturing rights licensing fee and a per-unit royalty fee for certain ASIC products sold to certain customers for a limited time. The manufacturing rights licensing fee is payable in 4 equal quarterly payments, with the first installment payment due on April 29, 2015 and each of the subsequent three installment payments being due on the first day of the following calendar quarter. The royalty shall be payable within 30 days after the end of each calendar quarter following the sale. Considering the terms of the purchase of the manufacturing rights, we recorded the full amount of the manufacturing rights licensing fee within research and development expense on the condensed consolidated statement of operations in the three months ended March 31, 2015 and the related liability was recorded within other accrued expenses and other current liabilities on the condensed consolidated balance sheets. During the three months ended June 30, 2015, we paid the first installment due.

We are subject to governmental export and import controls which apply to the encryption or other features contained in our products. On January 30, 2015, we submitted an initial notification of a voluntary self-disclosure to the U.S. Department of Commerce, Bureau of Industry and Security, or BIS. The notification reported our discovery that hardware and software, with encryption functionality, may have been exported without the required BIS export license. At this time we are unable to determine the outcome of the government’s investigation or its possible effect on the Company. Please refer to Item 1A, Risk Factors for further discussions related to this matter.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the six months ended June 30, 2015, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 2, 2015.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss attributable to the Company in the fourth quarter of 2011, and for each of the quarters since then through the second quarter of 2013 as well as the second and fourth quarters of 2014 and first and second quarters of 2015. As of June 30, 2015, our accumulated deficit was $192.6 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that may require additional expenditures. As a result of these expenditures, we may not generate sufficient revenue to achieve profitability. Our revenue growth trend in 2013 and 2014 may not be sustainable, and accordingly, we may incur losses in the future.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 54.9% and 50.1% of our net revenue in the three and six months ended June 30, 2015, respectively, and 63.1% and 58.2% of our net revenue in the three and six months ended June 30, 2014, respectively, from our top five customers. Three customers together accounted for 42.6% and two customers together accounted for 27.8% of our net revenue in the three and six months ended June 30, 2015, respectively. Three customers together accounted for 51.4% and 46.8% of our net revenue in the three and six months ended June 30, 2014, respectively. No other customer accounted for more than 10% of our net revenue in three and six months ended June 30, 2015 and 2014. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and that the portion of our revenues attributable to some of these customers may increase in the future. However, we may not be able to maintain or increase sales to some of our top customers for a variety of reasons, including the following:

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

*Our acquisition, disposition and investment strategies may result in unanticipated accounting charges or otherwise adversely affect our business, financial condition and results of operations.

Since May 2008, we have acquired three companies and acquired assets of, and assumed liabilities of, five other companies. We expect that we will in the future continue to acquire companies or assets of companies or invest in third-party companies that we believe to be complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market or application skills or enhancing and expanding our existing product lines. In connection with any such future acquisitions or investments, we may need to use a significant portion of our available cash, issue additional equity securities that would dilute current stockholders’ percentage ownership and incur substantial debt or contingent liabilities. In addition, we may incur higher operating costs following an acquisition. These actions could adversely impact our operating results and the market price of our common stock. In addition, acquisitions of companies exposes us to risks, including:

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

*We are subject to governmental export and import controls that may adversely affect our business.

We and our customers are subject to various import and export laws and regulations. Government export regulations apply to the encryption or other features contained in some of our products. Although our processes and procedures are designed to maintain compliance, we cannot assure you that we have been or will be at all times in complete compliance with these laws and regulations. On January 30, 2015, we submitted an initial notification of a voluntary self-disclosure to the U.S. Department of Commerce, Bureau of Industry and Security, or BIS. The notification reported our discovery that hardware and software, with encryption functionality, may have been exported without the required BIS export license. With the assistance of outside counsel, we conducted a review of past export transactions during the past five years, and on July 17, 2015, we reported our findings in a full voluntary self-disclosure to BIS. The findings reported that we exported certain encryption hardware and software to fifteen government end-users in the People’s Republic of China, Taiwan, Hong Kong, Singapore, India and South Korea, as well as one party on BIS' entity list, without the required BIS export license. The aggregate billings for the reported exports were approximately $0.5 million. The disclosure also addressed our remedial and corrective actions. BIS is reviewing our voluntary self-disclosure and we are cooperating fully with BIS. Violations of the export control laws may result in civil, administrative or criminal fines or penalties, loss of export privileges, debarment or a combination of these penalties. At this time we are unable to determine the outcome of the government’s investigation or its possible effect on the Company.

If we fail to receive licenses or otherwise comply with import and export laws and regulations, we may be unable to manufacture the affected products at foreign foundries or ship these products to some customers, or we may incur penalties or fines and civil and criminal liabilities or other sanctions. In addition, changes in import or export laws and regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products or cause decreased use of our products by customers with international operations, each of which would adversely affect our business and results of operations.

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Securities and Exchange Commission has adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free. We filed our first and second form SD with the SEC on May 30, 2014 and May 29, 2015, respectively.

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

The failure of our patents and other intellectual property protections to adequately protect our technology might make it easier for our competitors to offer similar products or technologies, which would harm our business. Including patents from our acquisitions, we have been issued 101 patents in the United States and 38 patents in foreign countries and have an additional 330 patent applications pending in the United States and 311 patent applications pending in foreign countries as of June 30, 2015. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are shipped, sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through June 2015, our stock price has fluctuated from a low of $7.61 to a high of $76.38. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

CAVIUM, INC.

Date: August 3, 2015	By:	/S/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer and Vice President of Finance and Administration

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated July 30, 2014 (1)

2.2*	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated October 8, 2014 (2)

2.3*	Amendment No. 2 to the Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated March 31, 2015 (3)

3.1	Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated Bylaws of the Registrant(5)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (6)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

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