Form 10-Q
period 2015-09-30
CAVIUM, INC.
filed 2015-10-30
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of October 28, 2015 was: 55,926,735

CAVIUM, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of September 30, 2015	As of December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$130,985	$131,718
Accounts receivable, net of allowances of $1,159 and $1,142, respectively	61,696	48,199
Inventories	47,645	51,922
Prepaid expenses and other current assets	9,512	9,130
Total current assets	249,838	240,969
Property and equipment, net	64,414	56,963
Intangible assets, net	36,954	37,644
Goodwill	71,478	71,478
Other assets	2,019	1,806
Total assets	$424,703	$408,860

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable	$25,338	$26,447
Other accrued expenses and other current liabilities	12,095	7,782
Deferred revenue	6,519	6,285
Capital lease and technology license obligations	17,004	23,002
Total current liabilities	60,956	63,516
Capital lease and technology license obligations, net of current portion	16,092	22,894
Deferred tax liability	3,320	2,836
Other non-current liabilities	2,849	2,931
Total liabilities	83,217	92,177

Commitments and contingencies (Note 11)

Stockholders' equity
Common stock, par value $0.001:
200,000,000 shares authorized; 55,926,735 and 54,458,288 shares issued and outstanding, respectively	56	54
Additional paid-in capital	529,812	488,981
Accumulated deficit	(188,382)	(172,352)
Total stockholders' equity	341,486	316,683
Total liabilities and stockholders' equity	$424,703	$408,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	$105,063	$97,833	$311,802	$271,755
Cost of revenue	36,203	35,710	109,675	99,957
Gross profit	68,860	62,123	202,127	171,798
Operating expenses:
Research and development	45,367	40,459	156,014	116,582
Sales, general and administrative	18,522	18,141	59,529	51,090
Total operating expenses	63,889	58,600	215,543	167,672
Income (loss) from operations	4,971	3,523	(13,416)	4,126
Other expense, net:
Interest expense	(216)	(387)	(1,014)	(1,179)
Change in estimated fair value of notes payable and other	-	(103)	-	(14,888)
Other, net	(173)	(116)	(272)	(34)
Total other expense, net	(389)	(606)	(1,286)	(16,101)
Income (loss) before income taxes	4,582	2,917	(14,702)	(11,975)
Provision for income taxes	366	811	1,328	1,365
Net income (loss)	4,216	2,106	(16,030)	(13,340)
Net loss attributable to non-controlling interest	-	(3,327)	-	(10,076)
Net income (loss) attributable to the Company	$4,216	$5,433	$(16,030)	$(3,264)

Earnings per share attributable to the Company:
Net income (loss) per common share, basic	$0.08	$0.10	$(0.29)	$(0.06)
Shares used in computing basic net income (loss) per common share	55,819	53,786	55,406	53,182
Net income (loss) per common share, diluted	$0.07	$0.10	$(0.29)	$(0.06)
Shares used in computing diluted net income (loss) per common share	57,457	55,540	55,406	53,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(16,030)	$(13,340)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	35,924	30,780
Depreciation and amortization	32,023	24,324
Deferred income taxes	451	380
Change in estimated fair value of notes payable and other	-	14,888
Gain on disposition of certain consumer product assets	(400)	(750)
Changes in assets and liabilities:
Accounts receivable, net	(13,496)	(1,641)
Inventories	4,279	(8,310)
Prepaid expenses and other current assets	(1,364)	(749)
Other assets	(212)	(534)
Accounts payable	(3,107)	(5,014)
Deferred revenue	234	(883)
Accrued expenses and other current and non-current liabilities	4,244	(159)
Net cash provided by operating activities	42,546	38,992

Cash flows from investing activities:
Purchases of property and equipment	(26,932)	(11,972)
Purchases of intangible assets	(5,268)	(3,230)
Cash payments to common shareholders of Xpliant	(3,630)	-
Proceeds received from disposition of certain consumer product assets	400	750
Sale of short-term investment	1,000	-
Net cash used in investing activities	(34,430)	(14,452)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	8,537	13,640
Principal payment of capital lease and technology license obligations	(17,386)	(11,313)
Proceeds from notes payable and other from non-controlling interest	-	1,400
Tax withholdings for stock option exercises on behalf of employees	-	300
Net cash provided by (used in) financing activities	(8,849)	4,027

Net increase (decrease) in cash and cash equivalents	(733)	28,567
Cash and cash equivalents, beginning of period	131,718	127,763
Cash and cash equivalents, end of period	$130,985	$156,330

Supplemental disclosures of cash flows from investing and financing activities:
Property and equipment and intangible assets acquired included in accounts payable, other accrued expense and other current liabilities	3,071	4,850

Property and equipment and intangible assets acquired included in capital lease and technology license obligations	4,501	4,809

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of Cavium, Inc. and its wholly owned subsidiaries. Prior to the closing of the acquisition of Xpliant, Inc. (“Xpliant”) in April 2015 as discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, the Company accounted for Xpliant as a variable interest entity, or VIE. Under the accounting principles generally accepted in the United States of America, or US GAAP, a VIE is required to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s condensed consolidated financial position at September 30, 2015 and 2014, and the condensed consolidated results of its operations for the three and nine months ended September 30, 2015 and 2014, and condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board, or FASB, issued an update to the standards to simplify the measurement of inventory. The updated standard more closely aligns the measurement of inventory with that of International Financial Reporting Standards and amends the measurement standard from lower of cost or market to lower of cost or net realizable value. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods during the annual period and requires a prospective approach to adoption. Early adoption is permitted. The Company does not expect that this new guidance will have a significant impact on its consolidated financial statements.

In February 2015, the FASB issued an accounting standards update to improve consolidation guidance related to determining whether limited partnerships and similar legal entities are a VIE. The new guidance requires new disclosures for reporting entities that have explicit arrangements to provide financial support to money market funds. In addition, reporting entities would have to provide disclosures if they have provided any financial support during any of the income statement periods included in the financial statements. The update is effective for interim and annual periods beginning after December 15, 2015, although early adoption is permitted. The guidance may be applied using a modified retrospective approach whereby the entity records a cumulative effect of adoption at the beginning of the fiscal year of initial application. A reporting entity may also apply the amendments on a full retrospective basis. The Company does not expect that this new guidance will have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued a new guidance on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. The new revenue guidance’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the guidance requires five basic steps: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when or as the entity satisfies a performance obligation. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods during the annual period. Early adoption is allowed for annual reporting periods beginning after December 15, 2016. Different transition methods are available - full retrospective method and a modified retrospective (cumulative effect) approach. The Company has not selected the transition method and is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

2. Net Income (Loss) Per Common Share

The following table sets forth the computation of net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Net income (loss) attributable to the Company	$4,216	$5,433	$(16,030)	$(3,264)
Weighted average common shares outstanding - basic	55,819	53,786	55,406	53,182
Dilutive effect of employee stock plans	1,638	1,754	-	-
Weighted average common shares outstanding - diluted	57,457	55,540	55,406	53,182
Net income (loss) per common share, basic	$0.08	$0.10	$(0.29)	$(0.06)
Net income (loss) per common share, diluted	$0.07	$0.10	$(0.29)	$(0.06)

The following outstanding options and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Options to purchase common stock	87	12	2,137	2,732
Restricted stock units	-	-	2,421	2,255

3. Fair Value Measurements

At September 30, 2015 and December 31, 2014, the Company’s cash equivalents comprised of an investment in a money market fund. In accordance with the guidance for fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund and short-term bank deposit as Level 1, which approximated $97.2 million and $93.2 million as of September 30, 2015 and December 31, 2014, respectively. The carrying amount of the Company’s accounts receivable, accounts payable and accrued expenses approximate fair value due to their short term maturities.

See Note 5 of Notes to Condensed Consolidated Financial Statements for discussions about using Level 3 fair value hierarchy measurements.

4. Balance Sheet Components

Inventories

	As of September 30, 2015	As of December 31, 2014
	(in thousands)
Work-in-process	$33,880	$37,207
Finished goods	13,765	14,715
	$47,645	$51,922

Property and equipment, net

	As of September 30, 2015	As of December 31, 2014
	(in thousands)
Test equipment and mask costs	$64,665	$50,591
Software, design tools, computer and other equipment	65,880	53,686
Furniture, office equipment and leasehold improvements	5,198	2,500
	135,743	106,777
Less: accumulated depreciation and amortization	(71,329)	(49,814)
	$64,414	$56,963

Depreciation and amortization expense was $7.9 million and $4.9 million for the three months ended September 30, 2015 and 2014, respectively, and $24.7 million and $13.6 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company leases certain design tools under capital lease and certain financing arrangements which are included in property and equipment, which total cost, net of accumulated amortization amounted to $29.0 million and $35.8 million at September 30, 2015 and December 31, 2014, respectively. Amortization expense related to assets recorded under capital lease and certain financing agreements was $3.6 million and $2.3 million for the three months ended September 30, 2015 and 2014, respectively, and $11.0 million and $6.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Other accrued expenses and other current liabilities

	As of September 30, 2015	As of December 31, 2014
	(in thousands)
Accrued compensation and related benefits	$5,347	$4,855
Professional fees	582	1,029
Accrued royalty	791	638
Manufacturing rights payable (Note 11)	3,750	-
Income tax payable	603	451
Other	1,022	809
	$12,095	$7,782

Warranty Accrual

The following table presents a rollforward of the warranty liability, which is included within other accrued expenses and other current liabilities above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$364	$157	$227	$167
Accruals and adjustments	76	318	332	455
Settlements	(88)	(267)	(207)	(414)
Ending balance	$352	$208	$352	$208

Deferred revenue

	As of September 30, 2015	As of December 31, 2014
	(in thousands)
Services/support and maintenance	$5,779	$5,769
Software license/subscription	740	516
	$6,519	$6,285

5. Business Combination

Xpliant, Inc.

Pursuant to the Agreement and Plan of Merger and Reorganization (“the Merger Agreement”) between the Company and Xpliant, a final closing occurred on April 29, 2015 as discussed in detail below. Between May 2012 and March 2015, the Company entered into several note purchase agreements and promissory notes with Xpliant to provide cash advances. Xpliant was a Delaware incorporated and privately held company, engaged in the design and development of next generation software defined network switch chips. Prior to the closing of the merger pursuant to the Merger Agreement between the Company and Xpliant as discussed below, the Company concluded that Xpliant was a VIE as the Company was Xpliant’s primary beneficiary due to the Company’s involvement with Xpliant and the Company’s purchase option to acquire Xpliant. As such, the Company has included the accounts of Xpliant in the condensed consolidated financial statements. The Company had made total cash advances of $85.8 million, consisting of $10.0 million under nine convertible notes which, as amended, matured on August 31, 2014 and $75.8 million under several promissory notes which matured between April 2015 and March 2016. All promissory notes were cancelled as of July 31, 2015. The convertible notes and promissory notes bore an annual interest rate of 6%.

In addition to the funding received by Xpliant from the Company, between May 2012 and January 2014, certain third party investors (“non-controlling interest”) made cash advances of $13.0 million under several convertible notes which, as amended, matured on August 31, 2014 and $2.9 million under a convertible security. All of the convertible notes bore interest at a rate of 6%, payable at maturity. Two of the convertible notes held by a third party investor with a principal amount of $1.0 million matured and were paid by Xpliant in December 2013. Pursuant to the convertible notes, in the event Xpliant closed a corporate transaction, as defined in the convertible notes, the holders of the convertible notes were entitled to receive two times the outstanding principal plus any unpaid accrued interest. The convertible security had the same features as the convertible notes, with the exception of the requirement for repayment, interest and maturity. For accounting purposes, the Company determined that the convertible security had derivative features and determined that the fair value of the derivative features of the convertible security at the issuance date was approximately the same as the principal amount. All of the convertible notes and the derivative feature of convertible security were classified as Level 3 liability and were all remeasured and presented at fair value in the condensed consolidated financial statements at each reporting period. Pursuant to the option to acquire Xpliant, in June 2014, the Company provided notice to Xpliant of its decision to exercise the purchase option. Therefore, the convertible notes and derivative features of convertible security were valued to two times its principal amount at its maturity date. As such, the Company recorded the change in estimated fair value of notes payable and other in the condensed consolidated statement of operations for the six months ended June 30, 2014 of $14.8 million. The Company recorded additional $0.1 million change in estimated fair value for the three months ended September 30, 2014 related to the time value of money. Pursuant to the Merger Agreement between the Company and Xpliant as discussed in detail below, in October 2014, a portion of the cash advances made by the Company to Xpliant were used to settle all outstanding convertible notes, related accrued interest and convertible security held by non-controlling interest.

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

Prior to the closing of the merger pursuant to the Merger Agreement and the settlement of the outstanding convertible notes and convertible security to non-controlling interest, the net loss of Xpliant was allocated to the Company and to the non-controlling interest based on the outstanding cash advances provided to Xpliant at each reporting period. Prior to the closing of the merger pursuant to the Merger Agreement, the net loss of Xpliant for the first quarter of 2015 of $24.4 million was included in the Company’s condensed consolidated statement of operations. Included in the net loss of Xpliant for the first quarter of 2015 was a $7.5 million manufacturing rights licensing fee due to a third party vendor which was recorded within research and development expense on the condensed statements of operations (See Note 11). The Company’s portion of the net loss of Xpliant included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 amounted to $4.3 million and $23.9 million. Included in the Company’s portion of the net loss of Xpliant for the nine months ended September 30, 2014 was the change in estimated fair value of notes payable and other as discussed above.

6. Goodwill and Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of September 30, 2015 was $71.5 million, unchanged from the balance at December 31, 2014.

Intangible assets, net

	As of September 30, 2015
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Technology licenses	$70,656	(34,455)	$36,201	6.39
Existing and core technology - product	42,085	(41,332)	753	1.24
Customer contracts and relationships	8,991	(8,991)	-	-
Trade name	2,296	(2,296)	-	-
Order backlog	640	(640)	-	-
Total amortizable intangible assets	$124,668	$(87,714)	$36,954	6.28

	As of December 31, 2014
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Technology licenses	$64,002	$(28,247)	$35,755	7.07
Existing and core technology - product	42,085	(40,264)	1,821	1.39
Customer contracts and relationships	8,991	(8,965)	26	0.83
Trade name	2,296	(2,254)	42	0.17
Order backlog	640	(640)	-	-
Total amortizable intangible assets	$118,014	$(80,370)	$37,644	6.79

Amortization expense was $2.1 million and $3.5 million for the three months ended September 30, 2015 and 2014, respectively, and $7.3 million and $10.8 million for the nine months ended September 30, 2015 and 2014, respectively. The estimated future amortization expense of amortizable intangible assets is as follows (in thousands):

Remainder of 2015	$2,163
2016	8,126
2017	6,122
2018	4,730
2019	4,466
2020 and thereafter	11,347
$36,954

7. Restructuring Accrual

In connection with a workforce reduction during the first and second quarters of 2014, the Company incurred and substantially paid $0.6 million and $0.6 million, respectively, related to severance and other related benefits. In addition, during the second quarter of 2014, the Company recorded restructuring accrual of $0.2 million related to the unused portion of a leased facility in Beijing China, which leased expired in December 2014. There were no outstanding accrued restructuring payables as of September 30, 2015 and December 31, 2014, respectively.

8. Stockholders’ Equity

Equity Incentive Plans

The following table summarizes the details related to stock options granted and outstanding under the 2007 Equity Incentive Plan and 2001 Stock Incentive Plan for the nine months ended September 30, 2015:

	Number of Shares Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2014	2,626,260	$20.62
Options granted	87,178	64.70
Options exercised	(576,334)	14.81
Options cancelled and forfeited	-	-
Balance as of September 30, 2015	2,137,104	23.99

No stock option was granted during the three months ended September 30, 2015 and 2014. The fair value of each option grant for the nine months ended September 30, 2015 and 2014 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	-	-	1.34% to 1.41%	1.26% to 1.47%
Expected life	-	-	3.77 to 4.58 years	3.77 to 4.53 years
Dividend yield	-	-	0%	0%
Volatility	-	-	40.96% to 43.03%	43.76% to 45.05%

The estimated weighted-average grant date fair value of options granted for the nine months ended September 30, 2015 and 2014 was $23.79 per share and $14.63 per share, respectively.

As of September 30, 2015, there was $4.1 million of unrecognized compensation costs, net of estimated forfeitures, related to stock options granted under the Company’s 2007 Equity Incentive Plan and 2001 Stock Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.17 years.

The following table summarizes the details related to restricted stock units, or RSUs, granted and outstanding under the 2007 Equity Incentive Plan for the nine months ended September 30, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2014	2,464,747	$39.21
Granted	927,902	61.49
Issued and released	(892,113)	40.39
Cancelled and forfeited	(79,945)	43.13
Balance as of September 30, 2015	2,420,591	47.19

For all RSU grants other than RSU grants with market condition as discussed below, stock-based compensation expense is calculated based on the market price of the Company’s common stock on the date of grant, multiplied by the number of RSUs granted. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.

Included in the RSU grants in the table above are one-year and two-year performance-based RSU’s granted in February 2015 for which the Company determined that the fair value of these performance RSU’s were $2.1 million and $0.7 million, respectively. Based on the Company’s evaluation of the probability of achieving the milestones as of September 30, 2015, no stock-based compensation was recorded related to the one-year performance-based RSU’s and recorded the related stock-based compensation expense for the three and nine months ended September 30, 2015 related to the two-year performance-based RSU’s. The Company continues to evaluate the probability of achieving the milestones for each of the performance-based RSU grants at each reporting period and will update the RSU expense which is included in stock-based compensation expense.

Also included in the RSU grants in the table above are four-year vesting market-based RSU’s granted in February 2015. These market-based RSU’s will vest if: (i) the average closing price of the Company’s common stock over a period of 30 consecutive trading days is equal to or greater than the price per share set by the Board; and (ii) the recipient remains in continuous service with the Company through such vesting period. The fair value of market-based RSUs was determined by management using the Monte Carlo simulation method which takes into account multiple input variables that determine the probability of satisfying the market conditions stipulated in the award. This method requires the input of assumptions, including the expected volatility of the Company’s common stock, and a risk-free interest rate, similar to assumptions used in determining the fair value of the stock option grants discussed above. As such, the Company determined that the fair value of this market-based RSU was $1.5 million at the date of grant and recorded the related stock-based compensation expense for the three and nine months ended September 30, 2015.

As of September 30, 2015, there was $88.7 million of unrecognized compensation costs, net of estimated forfeitures related to RSUs granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.52 years.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenue	$194	$239	$576	$726
Research and development	7,438	5,731	21,534	16,764
Sales, general and administrative	4,817	4,991	13,814	13,290
	$12,449	$10,961	$35,924	$30,780

The total stock-based compensation cost capitalized as part of inventory as of September 30, 2015 and December 31, 2014 was not material.

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

The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Income (loss) before income taxes	$4,582	$2,917	$(14,702)	$(11,975)
Provision for income taxes	366	811	1,328	1,365
Effective tax rate	8.0%	27.8%	(9.0)%	(11.4)%

The provision for income taxes for the three and nine months ended September 30, 2015 and 2014 were primarily related to earnings in foreign jurisdictions. The difference between the provision for income taxes that would be derived by applying the statutory rate to the Company’s income (loss) before income taxes and the provision for income taxes recorded for the three and nine months ended September, 2015 and 2014 were primarily attributable to the difference in foreign tax rates and an increase in deferred tax liability related to the indefinite lived intangible assets.

The Company’s net deferred tax assets relate predominantly to its U.S. tax jurisdiction. A full valuation allowance against the Company federal and state net deferred tax assets has been in place since the fourth quarter of 2012. The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance as the Company is in a cumulative loss position over the previous three years, which is considered significant negative evidence. As such, the Company has not changed its judgment regarding the need for a full valuation allowance on its federal and state deferred tax assets as of December 31, 2014 and September 30, 2015. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to net income in the period such determination is made.

The federal research and development credits law, which was extended through December 31, 2014, has not been extended to the end of 2015. As a result, the 2015 provision for income taxes and the annual effective tax rate did not consider the effects of the federal research and development credits.

On July 27, 2015, the U.S. Tax Court in Altera Corp. v. Commissioner, 145 T.C. No. 3 (2015) issued an opinion with respect to Altera’s litigation with the Internal Revenue Service, concerning the treatment of stock-based compensation expense in an inter-company cost sharing arrangement. In ruling in favor of Altera, the Tax Court invalidated the portion of the Treasury regulations requiring the inclusion of stock-based compensation expense in such inter-company cost-sharing arrangements. Accordingly, the Company adjusted its inter-company arrangement to reflect the recent ruling. There was no significant impact on the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2015 considering the full valuation allowance on the Company’s federal and state net deferred tax assets.

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

The Company’s revenue consists primarily of sale of semiconductor products and also derives revenue from licensing software and related maintenance and support. The revenue from these sources is classified by the Company as product revenue. The Company also generates revenue from professional service arrangements which is categorized as service revenue. The total service revenue is less than 10% of the Company’s total revenue for the three and nine months ended September 30, 2015 and 2014. The Company categorizes its net revenue in two different markets, (i) the enterprise network, data center and access and service provider markets; and (ii) broadband and consumer markets. The net revenue by markets for the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Enterprise network, data center and access and service provider markets	$96,975	$88,135	$284,395	$247,767
Broadband and consumer markets	8,088	9,698	27,407	23,988
	$105,063	$97,833	$311,802	$271,755

The following table is based on the geographic location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers.

Sales by geography for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
United States	$29,370	$25,335	$98,586	$79,139
China	24,775	23,102	76,111	68,014
Mexico	10,030	8,410	28,034	17,662
Korea	9,665	12,670	22,385	22,255
Taiwan	8,965	7,777	25,519	22,106
Finland	8,013	12,225	24,465	35,130
Germany	5,269	1,697	11,389	5,881
Other countries	8,976	6,617	25,313	21,568
Total	$105,063	$97,833	$311,802	$271,755

The following table sets forth long lived assets, which consist of property and equipment, net by geographic regions:

	As of September 30, 2015	As of December 31, 2014
	(in thousands)
United States	$56,829	$49,856
All other countries	7,584	7,107
Total	$64,414	$56,963

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

Minimum commitments under non-cancelable operating and capital lease agreements as of September 30, 2015 are as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
Remainder of 2015	$6,634	$2,242	$8,876
2016	17,936	8,864	26,800
2017	8,786	8,731	17,517
2018	1,075	8,929	10,004
2019	-	8,847	8,847
2020 thereafter	-	23,135	23,135
	$34,431	$60,748	$95,179
Less: Interest component (3.75% annual rate)	1,335
Present value of minimum lease payment	33,096

Current portion of the obligations	$17,004
Long-term portion of obligations	$16,092

Rent expense incurred under operating leases was $1.9 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively, and $5.6 million and $4.6 million for the nine months ended September 30, 2014, respectively.

In July 2015, the Company signed a purchase agreement with a third party vendor to acquire certain core software licenses amounting to $4.3 million, payable in 12 equal quarterly installments. The present value of the installment payments was capitalized and included within property and equipment and the related liability was included within capital lease and technology license obligations. In addition, the Company agreed to purchase additional combinations of core software licenses under a flexible spending program totaling $6.0 million for two years, with a minimum annual spend as specified in the agreement.

On March 30, 2015, Xpliant exercised its option to purchase the manufacturing rights to accelerate the takeover of manufacturing, and to relieve Xpliant from any further obligation to purchase product quantities from Xpliant’s application specific integrated circuit, or ASIC, vendor. In consideration for this, Xpliant agreed to pay a $7.5 million manufacturing rights licensing fee and a per-unit royalty fee for certain ASIC products sold to certain customers for a limited time. The manufacturing rights licensing fee is payable in 4 equal quarterly payments, with the first installment payment due on April 29, 2015 and each of the subsequent three installment payments being due on the first day of the following calendar quarter. The royalty shall be payable within 30 days after the end of each calendar quarter following the sale. Considering the terms of the purchase of the manufacturing rights, the Company recorded the full amount of the manufacturing rights licensing fee within research and development expense on the condensed consolidated statement of operations for the three months ended March 31, 2015 and the related liability was recorded within other accrued expenses and other current liabilities on the condensed consolidated balance sheets. During the second and third quarter of 2015, the Company paid the first and second installments due.

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

OCTEON ®, OCTEON Fusion®, OCTEON XL®, LiquidIO®, NITROX®, NEURON SearchTM, ThunderXTM, XpliantTM, and PureVu® are trademarks or registered trademarks of Cavium, Inc.

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

Results of Operations

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	%	2015	2014	Change	%
	(in thousands)				(in thousands)
Net revenue	$105,063	$97,833	$7,230	7.4%	$311,802	$271,755	$40,047	14.7%
Cost of revenue	36,203	35,710	493	1.4%	109,675	99,957	9,718	9.7%
Gross Profit	$68,860	$62,123	$6,737	10.8%	$202,127	$171,798	$30,329	17.7%
Gross Margin	65.5%	63.5%	2.0%		64.8%	63.2%	1.6%

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

Three customers together accounted for 49.2% and 45.0% of our net revenue in the three months ended September 30, 2015 and 2014, respectively. Three customers together accounted for 41.4% and 43.8% of our net revenue in the nine months ended September 30, 2015 and 2014, respectively. No other customer accounted for more than 10.0% of our revenues in the three and nine months ended September 30, 2015 and 2014.

We had an agreement with a distributor to distribute our products primarily in the United States where we granted more than limited rights of returns and price credits that we cannot reasonably estimate the level of returns and credits issuable. As such, the revenue and costs related to sales to this distributor was deferred until the products were sold to our end customers. We terminated the distribution agreement with this distributor effective May 2014. In the nine months ended September 30, 2014, 2.1% of our net revenue was from products sold by this distributor.

We use our distributors, other than the distributor discussed above, primarily to support international sale logistics in Asia, including importation and credit management. Total net revenue through these distributors accounted for 25.3% and 29.1% in the three and nine months ended September 30, 2015, respectively, and 28.7% and 28.1% in the three and nine months ended September 30, 2014, respectively. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

The increase in net revenue in the three and nine months ended September 30, 2015 compared to same periods in 2014 was attributable mainly to the increase in sales in our enterprise network; data center and access and service provider markets, combined of $7.9 million and $35.7 million, respectively, compared to the same periods in 2014. Sales in our broadband and consumer market decreased by $0.6 million in the three months ended September 30, 2015 and increased by $4.4 million in the nine months ended September 30, 2015, compared to the same periods in 2014. The overall increase in sales in our enterprise networks; data center; and access and service provider markets and the decrease and increase in our broadband and consumer market was mainly due to the fluctuation in demand for our products in those respective markets as a result of the timing of our customers’ volume production of our design wins.

Our net revenue by markets for periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Enterprise network, data center and access and service provider markets	$96,975	$88,135	$284,395	$247,767
Broadband and consumer markets	8,088	9,698	27,407	23,988
	$105,063	$97,833	$311,802	$271,755

The following table is based on the geographic location of our customers including the original equipment manufacturers, contract manufacturers or the distributors who purchased our products and services. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods presented were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
United States	$29,370	$25,335	$98,586	$79,139
China	24,775	23,102	76,111	68,014
Mexico	10,030	8,410	28,034	17,662
Korea	9,665	12,670	22,385	22,255
Taiwan	8,965	7,777	25,519	22,106
Finland	8,013	12,225	24,465	35,130
Germany	5,269	1,697	11,389	5,881
Other countries	8,976	6,617	25,313	21,568
Total	$105,063	$97,833	$311,802	$271,755

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

The increase in cost of revenue in the three and nine months ended September 30, 2015 compared to the same periods in 2014 was primarily due to the increase in net revenue. Gross margin increased by 2.0 percentage points from 63.5% in the three months ended September 30, 2014 to 65.5% in the three months ended September 30, 2015 and increased by 1.6 percentage points from 63.2% in the nine months ended September 30, 2014 to 64.8% in the nine months ended September 30, 2015. The increase in gross margin was mainly due to a small shift of product sales mix. Higher performance products yield higher gross margins compared to our lower performance products. The increase in gross margin for the nine months ended September 30, 2015 compared to the same period in 2014 as discussed above was partially offset by the write-off during the second quarter of 2015 of a certain mask that is no longer used.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	%	2015	2014	Change	%
	(in thousands)				(in thousands)
Research and development expenses	$45,367	$40,459	$4,908	12.1%	$156,014	$116,582	$39,432	33.8%
Percent of total net revenue	43.2%	41.4%	1.8%		50.0%	42.9%	7.1%

The increase in research and development expenses was partly due to the increase in salaries and employee benefits of $2.7 million and $10.2 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 as a result of the increase in research and development headcount. In addition, stock-based compensation and related taxes increased by $1.8 million and $5.4 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 due to the increase in research and development headcount and higher grant date fair value of new option and RSU grants. Depreciation and amortization expense increased by $2.6 million and $7.7 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 due to additional property and equipment and intangible assets acquired for research and development. Facilities expense, design tools and other miscellaneous research and development increased by $2.2 million and $6.1 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 as a result of the increase in research and development activities to support the development of our new products including those relating to Xpliant. Outsourced engineering services decreased by $0.6 million in the three months ended September 30, 2015 and increased by $8.7 million in the nine months ended September 30, 2015 compared to the same periods in 2014 mainly due to the timing of research and development work for Xpliant and for our new product families. In the first quarter of 2015, Xpliant acquired a manufacturing right from a third party vendor amounting to $7.5 million which was recorded as research and development expense. The increases as discussed above were partially offset by credits resulting from our research and development collaboration agreement with a customer. Research and development headcount was 776 at September 30, 2015 compared to 711 (including employees of Xpliant) at September 30, 2014.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	%	2015	2014	Change	%
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$18,522	$18,141	$381	2.1%	$59,529	$51,090	$8,439	16.5%
Percent of total net revenue	17.6%	18.5%	-0.9%		19.1%	18.8%	0.3%

The increase in sales, general and administrative expenses was partly due to increase in salaries and employee benefits and stock-based compensation and related taxes of $0.6 million and $2.6 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 as a result of the increase in sales, general and administrative headcount. Facilities, marketing and other miscellaneous sales, general and administrative expenses, combined increased by $0.8 million and $4.1 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 as a result of an increase in headcount and increase in marketing related activities. Outside services decreased by $1.0 million in the three months ended September 30, 2015 and increased by $1.7 million in the nine months ended September 30, 2015 compared to the same periods in 2014 mainly due to the timing of legal services for intellectual property related matters. Sales, general and administrative headcount was 186 at September 30, 2015 compared to 180 (including employees of Xpliant) at September 30, 2014.

Other income (expense), net. Other income (expense), net primarily includes interest income on cash and cash equivalents, foreign currency gains and losses, interest expense associated with capital lease and technology license obligations and interest expense associated with the notes payable and other. Total other income (expense), net for the periods presented was:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	%	2015	2014	Change	%
	(in thousands)				(in thousands)
Interest expense	$(216)	$(387)	$171	-44.2%	$(1,014)	$(1,179)	$165	-14.0%
Change in estimated fair value of notes payable and other	-	(103)	103	-100.0%	-	(14,888)	14,888	-100.0%
Other, net	(173)	(116)	(57)	49.1%	(272)	(34)	(238)	700.0%
Total other expense, net	$(389)	$(606)	$217	-35.8%	$(1,286)	$(16,101)	$14,815	-92.0%

The decrease in other expense, net was mainly due to the recognition of the change in the estimated fair value of notes payable and other of $0.1 million and $14.9 million in the three and nine months ended September 30, 2014, respectively. See Note 5 of Notes to Condensed Consolidated Financial Statements for more detailed discussion. In addition, interest expense associated with capital lease and technology license obligations decreased.

Provision for Income Taxes. For the three and nine months ended September 30, 2015 and 2014, the provision for income taxes was based on our estimated annual effective tax rate, plus any discrete items, and taking into account valuation allowance, as necessary, in compliance with applicable guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income, our interpretations of tax laws and the possible outcomes of current and future audits. The following table presents the provision for income taxes and the effective tax rates for the respective periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	%	2015	2014	Change	%
	(in thousands)				(in thousands)
Income (loss) before income taxes	$4,582	$2,917	$1,665	57.1%	$(14,702)	$(11,975)	$(2,727)	22.8%
Provision for income taxes	366	811	(445)	-54.9%	1,328	1,365	(37)	-2.7%
Effective tax rate	8.0%	27.8%	(19.8)%		-9.0%	-11.4%	2.4%

The provision for income taxes for the three and nine months ended September 30, 2015 and 2014 were primarily related to earnings in foreign jurisdictions. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income (loss) before income taxes and the provision for income taxes recorded in the three and nine months ended September 30, 2015 and 2014 were primarily attributable to the difference in foreign tax rates and an increase in deferred tax liability related to the indefinite lived intangible assets.

Liquidity and Capital Resources

Following is a summary of our working capital and cash and cash equivalents as of the periods presented:

	As of September 30, 2015	As of December 31, 2014
	(in thousands)
Working capital	$188,882	$177,453
Cash and cash equivalents	130,985	131,718

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$42,546	$38,992
Net cash used in investing activities	(34,430)	(14,452)
Net cash provided by (used in) financing activities	(8,849)	4,027

Cash Flows from Operating Activities

Net cash flows from operating activities increased by $3.5 million from net cash provided by operating activities of $39.0 million in the nine months ended September 30, 2014 compared to $42.5 million in the nine months ended September 30, 2015. Total cash inflow from operations after adjustment of non-cash items in the nine months ended September 30, 2015 and 2014 were $52.0 million and $56.3 million, respectively. The decrease was mainly due to higher expenses of Xpliant, partially offset by higher income from operations resulting from higher revenue. Changes in assets and liabilities resulted in net cash outflow of $9.4 million in the nine months ended September 30, 2015 compared to $17.3 million in the nine months ended September 30, 2014. The significant changes in assets and liabilities in nine months ended September 30, 2015 were higher accounts receivable resulting from higher revenue and timing of collections from customers, higher other accrued expenses and other current liabilities due to the timing of payments to vendors and lower inventories due to timing of inventory build-up. The significant changes in assets and liabilities in nine months ended September 30, 2014 were higher inventories due to the timing of inventory build-up in anticipation of an increase in sales, lower accounts payable and accrued expenses due to the timing of payments to the vendors and higher accounts receivable resulting from higher revenue and timing of collections from customers.

Cash Flows from Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2015 was $34.4 million compared to $14.5 million in the nine months ended September 30, 2014. Net cash used in investing activities in the nine months ended September 30, 2015 resulted from the cash payments made to purchase property and equipment of $26.9 million and intangible assets of $5.3 million and cash payment to common shareholders of Xpliant of $3.6 million pursuant to the closing of the merger. These decreases were partially offset by the proceeds from sale of a short-term investment of $1.0 million and the proceeds received from the disposition of certain consumer product assets of $0.4 million. Net cash used in investing activities in the nine months ended September 30, 2014 resulted from the cash payments made to purchase property and equipment of $12.0 million and intangible assets of $3.2 million, which was partially offset by the proceeds received from the disposition of certain consumer product assets of $0.8 million.

Cash Flows from Financing Activities

Net cash used in financing activities in the nine months ended September 30, 2015 was $8.8 million compared to cash provided by financing activities of $4.0 million in the nine months ended September 30, 2014. Net cash used in financing activities in the nine months ended September 30, 2015 resulted from the principal payment of capital lease and technology license obligations of $17.4 million, which was partially offset by the proceeds received from issuance of common stock upon the exercise of options of $8.5 million. Net cash provided by financing activities in the nine months ended September 30, 2014 resulted mainly from the proceeds received from issuance of common stock upon the exercise of options of $13.6 million, proceeds from notes payable from non-controlling interest of Xpliant of $1.4 million and tax withholdings for stock option exercises on behalf of employees of $0.3 million, partially offset by the principal payments of capital lease and technology license obligations of $11.3 million.

Capital Resources

Cash equivalents consist of an investment in a money market fund. We believe that our $131.0 million of cash and cash equivalents at September 30, 2015, and expected cash flow from operations, if any, will be sufficient to fund our projected operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known through the filing of this report, we believe our exposure related to the above indemnities of September 30, 2015, was not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The table below describes our commitments to settle contractual obligations in cash as of September 30, 2015:

	Payments Due By Period
	Total	Remainder of 2015	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$60,748	$2,242	$17,595	$17,776	$23,135
Capital lease and technology license obligations	34,431	6,634	26,722	1,075	-
Total	$95,179	$8,876	$44,317	$18,851	$23,135

As of September 30, 2015, the liability for uncertain tax positions was $0.9 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

In July 2015, we signed a purchase agreement with a third party vendor to acquire certain core software licenses amounting to $4.3 million, payable in 12 equal quarterly installments. In addition, we agreed to purchase additional combinations of core software licenses under a flexible spending program totaling $6.0 million for two years, with a minimum annual spend as specified in the agreement.

On March 30, 2015, Xpliant exercised its option to purchase the manufacturing rights to accelerate the takeover of manufacturing, and to relieve Xpliant from any further obligation to purchase product quantities from Xpliant’s application specific integrated circuit, or ASIC, vendor. In consideration for this, Xpliant agreed to pay a $7.5 million manufacturing rights licensing fee and a per-unit royalty fee for certain ASIC products sold to certain customers for a limited time. The manufacturing rights licensing fee is payable in 4 equal quarterly payments, with the first installment payment due on April 29, 2015 and each of the subsequent three installment payments being due on the first day of the following calendar quarter. The royalty shall be payable within 30 days after the end of each calendar quarter following the sale. Considering the terms of the purchase of the manufacturing rights, we recorded the full amount of the manufacturing rights licensing fee within research and development expense on the condensed consolidated statement of operations in the three months ended March 31, 2015 and the related liability was recorded within other accrued expenses and other current liabilities on the condensed consolidated balance sheets. During the second and third quarter of 2015, we paid the first and second installments due.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the nine months ended September 30, 2015, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 2, 2015.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2015. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss attributable to the Company in the fourth quarter of 2011, and for each of the quarters since then through the second quarter of 2013 as well as the second and fourth quarters of 2014 and first and second quarters of 2015. As of September 30, 2015, our accumulated deficit was $188.4 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that may require additional expenditures. As a result of these expenditures, we may not generate sufficient revenue to achieve profitability. Our revenue growth trend in 2013 and 2014 may not be sustainable, and accordingly, we may incur losses in the future.

*We expect our operating results to fluctuate, which could adversely affect the price of our common stock.

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
•

the timing of recognition of non-recurring engineering credits. From time to time, we enter into research and development collaboration agreements with certain customers. Subject to the terms of the agreements, the consideration is recognized as a credit to our research and development expenses. The timing of the recognition of such credit may be subject to certain milestones specified in the agreement.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 62.4% and 56.3% of our net revenue in the three months ended September 30, 2015 and 2014, respectively, and 53.7% and 57.0% of our net revenue in the nine months ended September 30, 2015 and 2014, respectively, from our top five customers. Three customers together accounted for 49.2% and 45.0% of our net revenue in the three months ended September 30, 2015 and 2014, respectively. Three customers together accounted for 41.4% and 43.8% of our net revenue in the nine months ended September 30, 2015 and 2014, respectively. No other customer accounted for more than 10% of our net revenue in three and nine months ended September 30, 2015 and 2014. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and that the portion of our revenues attributable to some of these customers may increase in the future. However, we may not be able to maintain or increase sales to some of our top customers for a variety of reasons, including the following:

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

Because of the wide price differences among our processors, the mix and types of performance capabilities of processors sold affect the average selling price of our products and have a substantial impact on our revenue. Generally, sales of higher performance products have higher gross margins than sales of lower performance products. We currently offer both higher and lower performance products in our different product families. If the sales mix shifts towards lower performance, lower margin products, our overall gross margins will be negatively affected. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and as a result can negatively impact our financial results.

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

The failure of our patents and other intellectual property protections to adequately protect our technology might make it easier for our competitors to offer similar products or technologies, which would harm our business. Including patents from our acquisitions, we have been issued 112 patents in the United States and 43 patents in foreign countries and have an additional 312 patent applications pending in the United States and 207 patent applications pending in foreign countries as of September 30, 2015. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are shipped, sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through September 2015, our stock price has fluctuated from a low of $7.61 to a high of $76.38. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

CAVIUM, INC.

Date: October 30, 2015	By:	/S/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer and Vice President of Finance and Administration

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated July 30, 2014 (1)

2.2*	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated October 8, 2014 (2)

2.3*	Amendment No. 2 to the Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated March 31, 2015 (3)

3.1	Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated Bylaws of the Registrant(5)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (6)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

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