Form 10-K
period 2015-12-31
CAVIUM, INC.
filed 2016-02-22
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was approximately $3.7 billion, based on the number of shares held by non-affiliates of the registrant, and based on the reported last sale price of common stock on The NASDAQ Global Select Market for such date. Excludes an aggregate of 1,347,027 shares of common stock held by officers and directors as of June 30, 2015. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

Number of shares of common stock outstanding as of February 16, 2016: 57,299,071

Documents Incorporated by Reference: Portions of the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this form 10-K are incorporated by reference in Part III of this Form 10-K.

CAVIUM, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

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

PART I

Item  1. Business

Overview

We are a provider of highly integrated semiconductor processors that enable intelligent processing for wired and wireless networking, communications, storage, cloud, wireless, security, video and connected home and office applications. A range of our products also include a rich suite of embedded security protocols that enable unified threat management, or UTM, secure connectivity, network perimeter protection, and deep packet inspection, or DPI. We sell our products to providers of networking equipment that sell into the enterprise, datacenter, service provider, and broadband and consumer markets. In the enterprise market, our products are used in routers, switches, wireless local area networks, or WLAN, and UTM.  In the datacenter market, our products are used in servers and server load balancers. In the service provider market in wired infrastructure our products are used in edge routers, cable modem termination system head-ends, and media gateways, and in wireless infrastructure in 3G/4G/5G base stations, radio network controllers, small cell, and evolved packet core nodes. In the broadband and consumer market our products are used in home gateways, wireless high-definition multimedia interface, or HDMI, WLAN, small office/home office, and UTM.  Our products are systems on a chip, or SoCs, which incorporate single or multiple processor cores, a highly integrated architecture and customizable software that is based on a broad range of standard operating systems. We focus our resources on the design, sales and marketing of our products, and outsource the manufacturing of our products.

We have a broad portfolio of multi-core processors to deliver integrated and optimized hardware and software embedded solutions to the market. Our software and service revenue is primarily from the sale of software subscriptions of embedded Linux operating system, related development tools, application software stacks, support and professional services.

Industry Background

Traffic on the Internet, wireless networks and enterprise networks is rapidly increasing due to trends that include greater adoption of multimedia, video, smart-phones, internet protocol (IP) television (TV) and rich, interactive internet applications, voice over IP, or VoIP, video over broadband, file sharing, greater use of web-based cloud services and the proliferation of stored content accessed through networks. Enterprises, service providers and consumers are demanding networking and electronic equipment that can take advantage of these trends, and address the significant market opportunities and life-style changes that these new applications provide. As a result, there is growing pressure on providers of networking equipment, wireless, storage and electronic equipment to rapidly introduce new products with enhanced functionality while reducing their design and manufacturing costs. Providers of networking, wireless, storage and electronic equipment are increasingly seeking advanced processing solutions from third-party vendors to access the best available technology and reduce development costs. Internet delivery of video to the TV and mobile devices followed by cost effective, high-definition interactive video communications is expected to fuel the future growth of video traffic over the Internet.

The processing needs of advanced networking systems can be described in the context of the Open System Interconnection Model which divides network activities, equipment, and protocols into seven layers. According to this model, Layers 1 through 3 are the physical, data link and network layers, respectively, which provide the protocols to ensure the transmission of data between the source and destination regardless of the content and type of data processed. Traditionally, network infrastructure products have focused on Layer 1 through 3 products that route and switch data traffic based solely on the source and destination address contained in the packet header. Processors that provide Layer 1 through 3 solutions are widely available from many vendors. Layers 4 through 7 are the transport, session, presentation and application layers, which provide the protocols to enable the reliable end-to-end communication of application information. Intelligent processing generally takes place in Layers 4 through 7. To provide this intelligence, advanced networking systems must include processors that enable extensive inspection of the application and data content, or deep packet inspection, and make intelligent switching and routing decisions based upon that inspection. To address customer demands, providers of networking equipment must offer products that include functionality such as intelligent routing or switching of network traffic prioritized by application and data content, and security services. Processors required for Layer 4 through 7 processing are significantly more complex than processors that provide only Layer 1 through 3 solutions.

One of the major trends driving information technology spending today is the transformation of the data center to cloud computing, also known as “on-demand computing”. Cloud computing is a kind of internet-based computing, where shared resources, data and information are provided to computers and other devices on-demand. It is a model for enabling ubiquitous, on-demand access to a shared pool of configurable computing resources. Cloud computing and storage solutions provide users and enterprises with various capabilities to store and process their data in third-party data centers. Key trends driving this transformation includes the adoption of Software as a Service, or SaaS, Platform as a Service, or PaaS, and Infrastructure as a Service, or IaaS, enabled by software defined data center with virtualized on demand compute, software defined networking, or SDN, and software defined storage. The current data center market has generally been serviced with processors that are designed with “one size fits all” approach and are based on a legacy control plane architecture where many of the networking, storage, virtualization and security functions are implemented in software or additional chips leading to huge system and rack level inefficiencies specific to performance, latency, footprint, power and cost.

Products

OCTEON®, OCTEON Fusion-MTM, OCTEON XL®, LiquidIO®, LiquidSecurity TM, NITROX®, NEURON SearchTM, ThunderX®, XpliantTM and XPATM are trademarks or registered trademarks of Cavium, Inc.

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

Our OCTEON, OCTEON Plus, OCTEON II and OCTEON III multi-core MIPS64 processor families provide integrated Layer 4 through 7 data and security processing (with additional capabilities at Layers 2 and 3) at line speeds from 100Mbps to 100Gbps. These software-compatible processors, with 1 to 48 cnMIPS cores on a single chip, integrate next-generation networking I/Os along with advanced security, storage, and application hardware acceleration, offering programmability for the Layer 2 through Layer 7 processing requirements of intelligent networks. The OCTEON processors are targeted for use in a wide variety of original equipment manufacturer, or OEM, networking and storage equipment, including routers, switches, UTM appliances, content-aware switches, application-aware gateways, triple-play gateways, WLAN and 3G/4G/5G access and aggregation devices, storage arrays, storage networking equipment, servers, and intelligent network interface controllers. The OCTEON product family provides a broad range of product lines based upon the distinct performance, feature, and cost requirements of the target equipment. All OCTEON processors are software compatible and supported by industry-standard software tool chains and operating systems. Various product options are available within each OCTEON family to suit the specific needs of each individual application.

Our NITROX processor family offers stand-alone security processors that provide the functionality required for Layer 3 to Layer 5 secure communication in a single chip. This single chip, custom-designed processors provide complete security protocol processing, encryption, authentication and compression algorithms to reduce the load on the system processor and increase total system throughput. NITROX V, which is a 144 core processor family, delivers security and compression processors for cloud computing, application delivery and wide area network optimization at up to 50 Gigabits per second data rates and up to 150,000 elliptic curve cryptography, or ECC, transactions per second.

The NEURON search processor family targets a wide range of high performance, Layer 2 to Layer 4 network search applications in enterprise and service provider infrastructure equipment. This product family supports both IP versions 4 to 6 rules and delivers 100 million to over 1.6 billion searches per second with low latency. The NEURON search family delivers up to four times the capacity per chip of existing 40 Megabit Ternary Content-Addressable Memories, or TCAMs, enabling the replacement of four TCAM chips with one NEURON chip.

Our OCTEON Fusion-M family of wireless baseband processors is a highly scalable product family supporting enterprise small cells, high capacity outdoor picocells all the way up to multi-sector macrocells for multiple wireless protocols. The OCTEON Fusion-M processors are single chip solutions (supporting Layer 1 to 7) that target next generation radio networks including 3GPP LTE Release 11/12. The key features include highly optimized full 64 bit MIPS processor cores, a highly efficient caching subsystem, high memory bandwidth Very Long Instruction Word, or VLIW, digital signal processing engines along with a host of hardware accelerators for the wireless modem pipeline, network processing and traffic shaping. Additionally, multiple OCTEON Fusion-M chips can be cascaded for even denser deployments or higher order multiple-input and multiple-output, or MIMO. The OCTEON Fusion-M family is designed to allow system OEM and operators to build next generation networks in both macrocell and Cloud-RAN deployments. The architecture allows the implementation of any of the popular Centralized Radio Access Network, or CRAN splits, including MAC-PHY, RLC and CPRI and working in conjunction with standard commercial off-the-shelf systems, such as Cavium’s ThunderX processor, while retaining the flexibility to evolve into the new 5G standard.

Our ThunderX processor family are highly integrated, multi-core SoC processors that incorporate highly optimized, full custom cores based on 64-bit ARMv8 instruction set architecture into SoC. ThunderX products provide a scalable family of 64-bit ARMv8 processors incorporated into a highly differentiated SoC architecture optimized for cloud and datacenter applications. The ThunderX product line includes four workload optimized families targeting cloud compute, secure compute, cloud storage/big data and networking/network functions virtualization workloads.

LiquidIO Server Adapter family is a standard server compliant half-height Peripheral Component Interconnect Express, or PCI Express, form-factor, providing a high-performance, general-purpose programmable adapter platform that enables cloud service providers to offload any functionality in the data center. This product family enables data centers to rapidly deploy high performance SDN applications for both installed and new infrastructure while enhancing server utilization, response times and network agility. The LiquidIO Server Adapter family is supported by a feature rich software development kit that allows customers and partners to develop high performance SDN applications with packet processing, tunneling, quality of service, security and metering.

The LiquidSecurity product family is a high performance hardware based transaction security solution for cloud data centers, enterprise, government organizations and ecommerce applications. It addresses the high performance security requirements for private key management and administration while also addressing elastic performance per virtual / network domain for the virtualized cloud environment. This family is available as a payment card industry adapter with complete software or as a standalone appliance providing 35,000 RSA operations/second and 50,000 key store divisible over up to 32 partitioned Federal Information Processing Standards, or FIPS, 140-2 level 3 high security modules.

Our Xpliant family of products provide high performance, high density switch silicon that targets a broad range of switching applications for the data center, cloud, service provider and enterprise markets. Xpliant Packet Architecture, or XPA, allows programing of switch packet processing elements. It enables various network switching protocols with a switch. As new protocols are required, the switch can be updated by software to add support for these new protocols, including changes to parsing, lookups, traffic scheduling, packet modification, scheduling and traffic monitoring.

Our MontaVista software products include embedded Linux operating systems, support, development tools and professional services. We offer customized professional services that help our customers build feature rich products using our processor and Linux expertise. The MontaVista Linux Carrier Grade Edition 7, or CGE 7, is a multicore resource management architecture that will allow multiple embedded technologies to run side-by-side in a virtualized environment. The MontaVista virtualization platform is based entirely on Linux and includes Linux Containers and Kernel-based Virtual Machine virtualization as a Real-Time Operating System-like Bare Metal Engine and implementation. MontaVista Software continues to implement and support CGE 7 across multiple architectures and semiconductor platforms.

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

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenue. We received an aggregate of approximately 55.3%, 57.4% and 50.3% of our net revenue from our top five customers in 2015, 2014 and 2013, respectively. Cisco Systems, Inc., Nokia Solutions and Networks and Amazon.com, Inc., together accounted for 42.9% and 44.4% of our net revenue in 2015 and 2014, respectively, and Cisco Systems, Inc., accounted for 18.6% of our net revenue in 2013. No other customer accounted for more than 10% of our net revenue in 2015, 2014 and 2013. For information regarding our revenue from external customers, net loss attributable to the Company and total assets, see our Consolidated Financial Statements in Item 8 of this Annual Report.

Sales and Marketing

We currently sell our products through our direct sales and applications support organization to providers of networking equipment, original design manufacturers and contract electronics manufacturers, as well as through arrangements with distributors that fulfill third-party orders for our products.

We work directly with our customers’ system designers to create demand for our products by providing them with application-specific product information for their system design, engineering and procurement groups. Our technical marketing, sales and field application engineers actively engage potential customers during their design processes to introduce them to our product capabilities and target applications. We typically undertake a multi-month sales and development process with our customer system designers and management. If successful, this process culminates in a customer decision to use our product in their system, which we refer to as a design win. Volume production can begin from six months to three years after the design win depending on the complexity of our customer’s product and other factors. Once one of our products is incorporated into a customer’s design, it is likely to be used for the life cycle of the customer’s product. We believe this to be the case because a redesign would generally be time consuming and expensive.

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

Research and Development

We believe that our future success depends on our ability to introduce enhancements to our existing products and to develop new products for both existing and new markets. Our research and development efforts are directed largely to the development of additional high-performance multi-core microprocessor semiconductors. We are also focused on incorporating functions currently provided by stand-alone semiconductors into our products. We have assembled a team of highly skilled semiconductor and embedded software design engineers who have strong design expertise in high performance multi-core microprocessor design, along with embedded software, security and networking expertise. Our engineering design teams are located in San Jose, California; Marlborough, Massachusetts; Beijing, China; and Hyderabad and Bangalore, India. Research and development expense was $203.8 million, $171.7 million and $134.6 million in 2015, 2014 and 2013, respectively.

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

In April 2015, we completed the acquisition of Xpliant, Inc. This acquisition provides high performance, high density switch silicon that targets a broad range of switching applications for the data center, cloud service provider and enterprise markets.

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

Including patents from our acquisitions, we have been issued 120 patents in the United States and 47 patents in foreign countries and have an additional 311 patent applications pending in the United States and 219 patent applications pending in foreign countries as of December 31, 2015. The issued patents in the United States expire in the years beginning in 2018 through 2034. The issued foreign patents expire in the years beginning in 2022 through 2032. Our issued patents and pending patent applications relate to security processors, multi-core microprocessor processing and other processing concepts. We focus our patent efforts in the United States, and, when justified by cost and strategic importance, we file corresponding foreign patent applications in strategic jurisdictions within Asia and Europe. Our patent strategy is designed to provide a balance between the need for coverage in our strategic markets and the need to maintain costs at a reasonable level. We believe our issued patents and patent applications, to the extent the applications are issued, may be used defensively by us in the event of future intellectual property claims.

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

We obtained a United States registration for each of our marks, including C circle and design, cnMIPS, ECONA, LiquidIO, Nitrox, Octeon, Octeon XL, ThunderX, Security Everywhere, Wavesat, wirelessdisplay.com, wireless display logo and WiVu. We also have a license from Imagination Technologies, LLC to use MIPS by Imagination and certain other Imagination Technologies’ trademarks and from ARM Holdings PLC to use certain ARM trademarks.

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

In the enterprise, datacenter, service provider, and broadband and consumer markets, we consider our primary competitors to be other companies that provide processor products to one or more of our markets, including Freescale Semiconductor, Inc., which was acquired by NXP Semiconductors, Intel Corporation, Broadcom Limited, Marvell Technology Group Ltd., Applied Micro Circuits Corporation, Qualcomm Incorporated, and Advanced Micro Devices, Inc.

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

Geographic and Other Financial Information

For geographic financial information and net revenue by markets, see “Note 11. Segment and Geographical Information” in Item 8 of this Annual Report, which is incorporated herein by reference. For information regarding our net revenue from external customers, net loss attributable to the Company and total assets, see our Consolidated Financial Statements in Item 8 of this Annual Report.

For risks attendant to our foreign operations, see the risks set forth in Item 1A below, including, but not limited to, “Some of our operations and a significant portion of our customers and contract manufacturers are located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability,” “We are subject to governmental export and import controls that may adversely affect our business,” and “Our failure to protect our intellectual property rights adequately could impair our ability to compete effectively or to defend ourselves from litigation, which could harm our business, financial condition and results of operations.”

Net Revenue by Reportable Segment

Our consolidated net revenue for 2015, 2014 and 2013 amounted to $412.7 million, $373.0 million and $304.0 million, respectively. We operate as one reportable segment.

Employees

As of December 31, 2015, we had 1,005 regular employees located in the United States, India and other countries in Asia and Europe, which was comprised of: 47 employees in manufacturing and direct service operations, 774 in engineering, research and development, and 184 in sales, marketing and administrative. None of our employees is represented by a labor union and we consider current employee relations to be good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of February 22, 2016:

Name	Age	Position
Syed B. Ali	57	President, Chief Executive Officer, Director and Chairman of the Board of Directors
Arthur D. Chadwick	59	Vice President of Finance and Administration and Chief Financial Officer
Anil Jain	59	Corporate Vice President, IC Engineering
Vincent P. Pangrazio	52	Senior Vice President, General Counsel and Corporate Secretary

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

We have a history of losses during certain quarterly or annual periods since our incorporation. We incurred a net loss of $17.1 million for the year ended December 31, 2015. As of December 31, 2015, our accumulated deficit was $189.4 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that may require additional expenditures. As a result of these expenditures, we may not generate sufficient revenue to achieve profitability. Our revenue growth trend in 2013, 2014 and 2015 may not be sustainable, and accordingly, we may incur losses in the future.

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

The market for our products is highly competitive and we expect competition to intensify in the future. This competition could make it more difficult for us to sell our products, and result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share or expected market share, any of which would likely seriously harm our business, operating results and financial condition. For instance, semiconductor products have a history of declining prices as the cost of production is reduced. However, if market prices decrease faster than product costs, gross and operating margins can be adversely affected. In the enterprise, datacenter, service provider, and broadband and consumer markets, we consider our primary competitors to be other companies that provide processor products to one or more of our markets, including Freescale Semiconductor, Inc., which was acquired by NXP Semiconductor, Intel Corporation, Broadcom Limited, Marvell Technology Group Ltd., Applied Micro Circuits Corporation, Qualcomm Incorporated, and Advanced Micro Devices, Inc.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 55.3%, 57.4% and 50.3% of our net revenue from our top five customers in 2015, 2014 and 2013, respectively. Three customers together accounted for 42.9% and 44.4% of our net revenue in 2015 and 2014, respectively, and one customer accounted for 18.6% of our net revenue in 2013. No other customer accounted for more than 10% of our net revenue in 2015, 2014 and 2013. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and that the portion of our revenues attributable to some of these customers may increase in the future. However, we may not be able to maintain or increase sales to some of our top customers for a variety of reasons, including the following:

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

Because of the wide price differences among our processors, the mix and types of performance capabilities of processors sold affect the average selling price of our products and have a substantial impact on our revenue. Generally, sales of higher performance products have higher gross margins than sales of lower performance products. We currently offer both higher and lower performance products in a number of our different product families. If the sales mix shifts towards lower performance, lower margin products, our overall gross margins will be negatively affected. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and as a result can negatively impact our financial results.

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

The reasons for this delay generally include the following elements of our product sales and development cycle timeline and related influences:

•	our customers usually require a comprehensive technical evaluation of our products before they incorporate them into their designs;
•	it can take from six months to three years from the time our products are selected to commence commercial shipments; and
•	our customers may experience changed market conditions or product development issues.

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

The failure of our patents and other intellectual property protections to adequately protect our technology might make it easier for our competitors to offer similar products or technologies, which would harm our business. Including patents from our acquisitions, we have been issued 120 patents in the United States and 47 patents in foreign countries and have an additional 311 patent applications pending in the United States and 219 patent applications pending in foreign countries as of December 31, 2015. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are shipped, sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

The market for Linux-based systems software is highly competitive, and we expect competition to intensify in the future. We consider the primary competitors for our MontaVista software products to be Wind River Systems, Inc., a subsidiary of Intel Corporation and, to a lesser extent, Canonical Ltd. and Mentor Graphics Corporation. In addition, potential customers for our open source products may believe that they can build their own open source product cheaper or more efficiently than purchasing our products.

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

Any significant change in our future effective tax rates could adversely impact our consolidated financial position, results of operations and cash flows. Our future effective tax rates may be adversely affected by a number of factors including:

•

changes in tax laws in the countries in which we operate or the interpretation of such laws including the Base Erosion Profit Shifting, or BEPS, project being conducted by the Organization for Economic Co-operation and Development and the appeal of the U.S. tax court’s recent opinion on the exclusion of stock compensation expense in inter-company cost sharing arrangement;

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through December 2015, our stock price has fluctuated from a low of $7.61 to a high of $76.38. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

We also currently occupy a space in Marlborough, Massachusetts, consisting of approximately 97,200 square feet of office space under a lease that expires in November 2021. This accommodates a portion of our product design team. Internationally, we lease offices in Hyderabad and Bangalore, India pursuant to leases agreements, which accommodate a portion of our product design team. In addition, we lease office spaces that are not considered principal offices in Shanghai and Beijing, China; Hsin-Chu, Taiwan; Singapore; and Madrid, Spain, which accommodate our product design teams, as well as other operations and administrative activities.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been quoted on The NASDAQ Global Select Market under the symbol “CAVM” since our initial public offering on May 2, 2007. Prior to that time, there was no public market for our common stock. As of February 16, 2016, there were approximately 36 holders of record (not including beneficial holders of stock held in street names) of our common stock.

The following table sets forth for the indicated periods the high and low closing sales prices of our common stock as reported by The NASDAQ Global Select Market.

	2015		2014		2013
	High	Low	High	Low	High	Low
Fourth quarter	$73.40	$61.26	$63.45	$39.34	$41.79	$33.34
Third quarter	74.03	57.98	56.18	44.28	41.20	34.99
Second quarter	76.38	63.55	52.87	40.64	37.82	29.60
First quarter	73.81	57.16	46.44	32.63	39.39	30.96

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

Stock Performance Graph(1)

The following line graph compares the yearly percentage change in the cumulative total stockholder return on our common stock against the total cumulative return of (i) the NASDAQ Composite Index and (ii) Standard and Poors, or S&P, Semiconductor Select Industry Index for the last five years. This graph assumes the investment of $100,000 on December 31, 2010, in our common stock or indexes and assumes the reinvestment of dividends, if any. The stockholder return shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Cavium, Inc., the Nasdaq Composite Index,

and the S&P Semiconductors Index

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
	(in thousands)
Cavium, Inc.	$75.45	$82.83	$91.59	$164.07	$174.39
Nasdaq Composite Index	98.20	113.82	157.44	178.53	188.75
S&P Semiconductor Index	81.06	82.62	111.84	145.69	159.44

(1)

This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Cavium under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended December 31, 2015, 2014 and 2013, and the summary consolidated balance sheet data as of December 31, 2015 and 2014, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2012 and 2011, and the summary consolidated balance sheet data as of December 31, 2013, 2012 and 2011, are derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$412,744	$372,978	$303,993	$235,480	$259,205
Cost of revenue	143,767	138,359	114,679	102,602	104,281
Gross profit	268,977	234,619	189,314	132,878	154,924
Operating expenses:
Research and development	203,778	171,690	134,596	109,943	92,197
Sales, general and administrative	78,926	70,404	64,088	71,794	66,771
Goodwill impairment	-	-	-	27,680	-
Total operating expenses	282,704	242,094	198,684	209,417	158,968
Loss from operations	(13,727)	(7,475)	(9,370)	(76,539)	(4,044)
Other expense, net:
Interest expense	(1,241)	(1,472)	(1,502)	(646)	(229)
Change in estimated fair value of notes payable and other	-	(14,888)	-	-	-
Other, net	(410)	(347)	(879)	(157)	(179)
Total other expense, net	(1,651)	(16,707)	(2,381)	(803)	(408)
Loss before income taxes	(15,378)	(24,182)	(11,751)	(77,342)	(4,452)
Provision for (benefit from) income taxes	1,682	1,633	1,937	36,321	(4,485)
Net income (loss)	(17,060)	(25,815)	(13,688)	(113,663)	33
Net loss attributable to non-controlling interest	-	(10,520)	(10,723)	(1,031)	-
Net income (loss) attributable to the Company	$(17,060)	$(15,295)	$(2,965)	$(112,632)	$33

Earnings per share attributable to the Company:
Net income (loss) per common share, basic	$(0.31)	$(0.29)	$(0.06)	$(2.26)	$0.00
Shares used in computing basic net income (loss) per common share	55,589	53,451	51,596	49,886	48,311
Net income (loss) per common share, diluted	$(0.31)	$(0.29)	$(0.06)	$(2.26)	$0.00
Shares used in computing diluted net income (loss) per common share	55,589	53,451	51,596	49,886	50,771

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$134,646	$131,718	$127,763	$76,784	$63,225
Working capital	196,772	177,453	151,071	109,682	111,427
Total assets	433,993	408,860	367,985	331,504	360,257

Capital lease and technology license obligations	30,466	45,896	33,395	41,332	7,104
Notes payable and other	-	-	13,512	5,012	-
Other non-current liabilities	6,379	5,767	4,275	4,391	8,708
Common stock and additional paid-in capital	543,312	489,035	443,641	398,184	352,153
Total stockholders’ equity attributable to the Company	353,900	316,683	286,584	244,092	310,693

The selected consolidated financial data presents financial information in the relevant periods of our business combinations and divestitures. See Note 5 of Notes to Consolidated Financial Statements for further discussions of our recent business combinations and divestitures.

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

OCTEON®, OCTEON Fusion-MTM, OCTEON XL®, LiquidIO®, LiquidSecurity TM, NITROX®, NEURON SearchTM, ThunderX®, XpliantTM and XPATM are trademarks or registered trademarks of Cavium, Inc.

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

2014	•	We introduced the ThunderX family of 64-bit ARMv8 processors incorporated into a highly differentiated SoC architecture optimized for cloud and datacenter applications.
2015	•	We introduced Octeon Fusion-M, a family of single chip solutions for next generation macrocell base stations and smart radio heads.
	•	We introduced LiquidSecurity, a high performance hardware based transaction security solution for cloud data centers, enterprise, government organizations and ecommerce applications.
	•	We introduced Nitrox V, a processor family with up to 288 cores for security in the enterprise and virtualized cloud data centers.

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

•

We completed the acquisition of Xpliant, Inc. in April 2015. This acquisition provided high performance, high density switch silicon that targets a broad range of switching applications for the data center, cloud service provider and enterprise markets.

Since inception, we have invested heavily in new product development and our net revenue has grown from $7.4 million in 2004 to $412.7 million in 2015. We expect sales of our products for use in the enterprise, data center and service provider markets to continue to represent a significant portion of our revenue in the foreseeable future, and also expect some growth in the broadband market.

We primarily sell our products to original equipment manufacturers, or OEMs, either directly or through their contract manufacturers. Contract manufacturers purchase our products only when an OEM incorporates our product into the OEM’s product, not as commercial off-the-shelf products. Our customers’ products are complex and require significant time to define, design and ramp to volume production. Accordingly, our sales cycle is long. This cycle begins with our technical marketing, sales and field application engineers engaging with our customers’ system designers and management, which is typically a multi-month process. If we are successful, a customer will decide to incorporate our product in its product, which we refer to as a design win. Because the sales cycles for our products are long, we incur expenses to develop and sell our products, regardless of whether we achieve the design win and well in advance of generating revenue, if any, from those expenditures. We do not have long-term purchase commitments from any of our customers, as sales of our products are generally made under individual purchase orders. However, once one of our products is incorporated into a customer’s design, it is likely to remain designed in for the life cycle of the product. We believe this to be the case because a redesign would generally be time consuming and expensive. We have experienced revenue growth due to an increase in the number of our products, an expansion of our customer base, an increase in the number of average design wins within any one customer and an increase in the average revenue per design win.

We also earn revenue from the sale of software subscriptions of embedded Linux operating system, related development tools, support and professional services. The net revenue for our software and services operations is primarily derived from the sale of time-based software licenses, software maintenance and support, and from professional services arrangements and training.

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

Customer Product Life Cycle. We typically commence commercial shipments from six months to three years following a design win. Once our product is in production, revenue from a particular customer may continue for several years. We estimate our customers’ product life cycles based on the customer, type of product and end market. In general, products that go into the enterprise network and data center take longer to reach volume production but tend to have longer lives. Products for other markets, such as broadband and consumer, tend to ramp relatively quickly, but generally have shorter life cycles. We estimate these life cycles based on our management’s experience with network equipment providers and data centers as well as the semiconductor market as a whole.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if the changes in estimate that are reasonably likely to occur could materially impact the financial statements. Our management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. See Note 1 of Notes to Consolidated Financial Statements for a more comprehensive discussion of our significant accounting policies. We believe the following critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition;
•	stock-based compensation;
•	inventory valuation;
•	accounting for income taxes;
•	mask costs;
•	business combinations; and
•	valuation of goodwill and intangible assets.

Revenue Recognition

We primarily derive our revenue from sales of semiconductor products to OEMs, or through OEM’s contract manufacturers or distributors. To a lesser extent, we also derive revenue from licensing software and related maintenance and support and from professional service arrangements.

We recognizes revenue when (i) persuasive evidence of a binding arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is deemed fixed or determinable and free of contingencies and significant uncertainties; and (iv) collectibility is reasonably assured. We record a reduction in revenue for provision for estimated sales returns in the same period the related revenues are recorded. These estimates are based on historical patterns of return, analysis of credit memo data and other known factors at the time. Revenue is recognized upon shipment to distributors with limited rights of returns and price protection if we conclude it can reasonably estimate the credit for returns and price adjustments issuable. We record an estimated allowance, at the time of shipment, based on our historical patterns of returns and pricing credit of sales recognized upon shipment. Credits issued to distributors or other customers have historically not been material. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps and/or new customer demands.

Software arrangements typically include time-based licenses for 12 months with related support. We do not sell support separately, therefore, revenue from software arrangements is recognized ratably over the support period. The software arrangement may also include professional services, and these services may be purchased separately. Professional services engagements are billed on either a fixed-fee or time-and-materials basis. For fixed-fee arrangements, professional services revenue is recognized under the proportional performance method, with the associated costs included in cost of revenue. We estimate the proportional performance of the arrangements based on an analysis of progress toward completion. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate, and a loss is recognized when the total estimated project cost exceeds project revenue. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on progress toward completion of projects in progress. To the extent we are unable to estimate the proportional performance, revenue is recognized on a completed performance basis. Revenue for time-and-materials engagements is recognized as the effort is incurred.

Stock-Based Compensation

We apply the fair value recognition provisions of stock-based compensation. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as compensation expense net of an estimated forfeiture rate over the vesting period. We use the Black-Scholes option-pricing model to determine the fair value of stock options, which require various subjective assumptions, such as expected volatility, expected term and the risk-free interest rates. Our stock price volatility assumption is estimated using our historical stock price volatility. We use the simplified method as permitted by the provisions on stock-based compensation to estimate the expected term since we do not have sufficient history of weighted average period from the date of grant to exercise, cancellation, or expiration. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and judgment.

For all restricted stock unit, or RSU, grants other than RSU grants with market condition, the fair value of the RSU grant is based on the market price of our common stock on the date of grant. For performance-based RSU grants, we evaluate the probability of achieving the milestones for each of the outstanding performance-based RSU grants at each reporting period and update the related stock-based compensation expense. The fair value of market-based RSUs is determined using the Monte Carlo simulation method which takes into account multiple input variables that determine the probability of satisfying the market conditions stipulated in the award. This method requires the input of assumptions, including the expected volatility of our common stock, and a risk-free interest rate, similar to assumptions used in determining the fair value of the stock option grants discussed above. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.

Inventory Valuation

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market value (estimated net realizable value). We write down excess and obsolete inventory based on its age and forecasted demand, generally over a 12 month period, though for some long lived products we forecast using a longer time period which could extend 24 to 30 months. Demand is impacted by market and economic conditions, technology advances, new product introductions and changes in strategic direction which requires management to make estimates that may include uncertain elements. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our cost of goods sold in previous periods and would be required to recognize additional gross margin at the time the related inventory is sold. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our results of operations.

Accounting for Income Taxes

We account for income taxes under the asset and liability approach. Under this method, deferred tax assets, including those related to tax loss carryforwards and credits, and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize uncertain tax positions when it meets a more-likely-than-not threshold. We recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.

A valuation allowance is recorded to reduce deferred tax assets when management cannot conclude that it is more-likely-than-not that the net deferred tax asset will be recovered. The valuation allowance is determined by assessing both positive and negative evidence to determine whether it is more-likely-than-not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. Significant judgment is required in determining whether the valuation allowance should be recorded against deferred tax assets. In assessing the need for valuation allowance, we consider all available evidence including past operating results and estimates of future taxable income. Since 2012, we assessed that it is more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance on our federal and state deferred tax assets. We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance as we are in a cumulative loss position over the previous three years, which is considered significant negative evidence. As such, we have not changed our judgment regarding the need for a full valuation allowance on our federal and state deferred tax assets as of December 31, 2015. However, continued improvement in our operating results, conditioned on successfully generating increased revenue and managing costs, and the U.S. tax court’s recent opinion to exclude stock compensation expense in the inter-company cost sharing arrangement, if reversed, could lead to reversal of substantially all of the valuation allowance on our federal and state deferred tax assets. Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Should we determine that we would be able to realize our remaining deferred tax assets in the foreseeable future, an adjustment to our remaining deferred tax assets would cause a material increase to net income in the period such determination is made.

Our provision for income taxes for 2015, 2014 and 2013 was primarily related to earnings in foreign jurisdictions and foreign tax rate differential. In the future, we may expand our international operations and staff to better support our expansion into international markets. Our foreign subsidiaries have licensed certain rights to the existing intellectual property and intellectual property that will be developed or licensed in the future. As a result of these anticipated changes and an expanding customer base in Asia, we expect that an increasing percentage of our consolidated pre-tax income will be derived from, and reinvested in, our Asian operations. We anticipate that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate. Further, because we established a valuation allowance against our deferred tax assets in the United States, combined with lower foreign tax rates, our effective income tax rate is expected to be lower than the United States federal statutory rate.

Mask Costs

We incur costs for the fabrication of masks used by our contract manufacturers to manufacture wafers that incorporate our products. We capitalize the costs of fabrication masks that are reasonably expected to be used during production manufacturing. These amounts are included within property and equipment and are depreciated over a period of 12 to 24 months to cost of revenue. If we do not reasonably expect to use the fabrication mask during production manufacturing, we expense the related mask costs to research and development in the period in which such determination is made.

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

Valuation of Goodwill and Intangible Assets

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets and liabilities assumed. We evaluate goodwill for impairment at our single reporting unit level at least on an annual basis in the fourth quarter of the calendar year or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. We perform qualitative assessment to determine if any events have occurred or circumstances exist that would indicate that it is more-likely-than-not that a goodwill impairment exists. The qualitative factors include, but are not limited to: (a) macroeconomic conditions; (b) industry and market considerations; (c) overall financial performance; (d) a significant adverse change in legal factors or in the business climate; (e) an adverse action or assessment by a regulator; (f) relevant entity-specific events including changes in management, strategy or customers; (g) a more-likely-than-not expectation of sale or disposal of a reporting unit or a significant portion thereof; or (h) sustained decrease in share price.

If any indicators exist based on the qualitative analysis that it is more-likely-than-not that a goodwill impairment exists, the quantitative test is required. Otherwise, no further testing is required. For quantitative analysis, we use a two-step impairment test to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. In the first step, we compare the fair value of our single reporting unit to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, we perform the second step to determine the implied fair value of the reporting unit’s goodwill and record an impairment loss for an amount equal to the difference between the implied fair value and the carrying value of the goodwill. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions.

We also perform an impairment review of finite-lived intangible assets whenever events or changes in business circumstances indicate the carrying amount of the assets (or asset group) may not be fully recoverable. Whenever events or changes in circumstances suggest that the carrying amount of the finite-lived intangible assets may not be recoverable, we estimate the future cash flows expected to be generated by the asset (or asset group) from its use or eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets (or asset group), we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the grouping of assets and forecasts of future operating results that are used in the impairment analysis. If our actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur material impairment charges.

Results of Operations

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net revenue	$412,744	$372,978	$303,993
Cost of revenue	143,767	138,359	114,679
Gross Profit	$268,977	$234,619	$189,314
Gross Margin	65.2%	62.9%	62.3%

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

Three customers together accounted for 42.9% and 44.4% of our net revenue for 2015 and 2014, respectively, and one customer accounted for 18.6% of our net revenue for 2013. No other customer accounted for more than 10% of our net revenue for 2015, 2014 and 2013.

Revenue and costs relating to sales to distributors are deferred if we grant more than limited rights of returns and price credits or if we cannot reasonably estimate the level of returns and credits issuable. We had an agreement with a distributor to distribute our products primarily in the United States. Given the terms of the distribution agreement, for sales to this distributor, we deferred revenue and costs until products were sold to our end customers. Revenue recognition depended on notification from this distributor that product had been sold to its end customers. We terminated the distribution agreement with this distributor effective May 2014. For 2014 and 2013, 1.5% and 6.4%, respectively, of our net revenue was from products sold by this distributor.

We use distributors to support some of our sales logistics including importation and credit management. Total net revenue through distributors, other than the distributor discussed above, accounted for 29.6%, 27.7% and 28.6% of our net revenue for 2015, 2014 and 2013, respectively. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns.

Our net revenue by markets for the periods presented was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Enterprise network, data center and access and service provider markets	$377,809	$341,056	$259,860
Broadband and consumer markets	34,935	31,922	44,133
	$412,744	$372,978	$303,993

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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
United States	$128,431	$111,997	$90,537
China	100,980	93,045	77,965
Mexico	34,452	27,184	22,572
Korea	28,578	28,665	30,003
Taiwan	34,533	29,229	26,023
Finland	38,283	44,976	17,767
Germany	13,272	10,335	5,947
Other countries	34,215	27,547	33,179
Total	$412,744	$372,978	$303,993

Cost of Revenue and Gross Margin. We outsource wafer fabrication, assembly and test functions of our products. A significant portion of our cost of revenue consists of payments for the purchase of wafers and for assembly and test services, amortization related to capitalized mask costs and amortization of acquired intangibles. To a lesser extent, cost of revenue includes expenses relating to our internal operations that manage our contractors, stock-based compensation, the cost of shipping and logistics, royalties, inventory valuation expenses for excess and obsolete inventories, warranty costs and changes in product cost due to changes in sort, assembly and test yields. In general, our cost of revenue associated with a particular product declines over time as a result of yield improvements, primarily associated with design and test enhancements.

We use third-party foundries and assembly and test contractors, which are primarily located in Asia, to manufacture, assemble and test our semiconductor products. We currently outsource a substantial percentage of our integrated circuit manufacturing to Samsung, with the remaining manufacturing outsourced to TSMC and GlobalFoundries. We also outsource the sort, assembly, final testing and other processing of our product to third-party contractors, primarily ASE Electronics in Taiwan, Malaysia and Singapore, as well as ISE Labs, Inc., in the United States. We negotiate wafer fabrication on a purchase order basis. There are no long-term agreements with any of these third-party contractors. A significant disruption in the operations of one or more of these third-party contractors would impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition and results of operations.

We also incur costs for the fabrication of masks used by our contract manufacturers to manufacture wafers that incorporate our products. During 2015, 2014 and 2013, we capitalized $8.9 million, $5.9 million and $3.6 million, respectively, of mask costs. As our product processes continue to mature and as we develop more history and experience, we expect to capitalize most or all of our mask costs in the future. We amortize the cost of fabrication masks that we reasonably expect to use for production manufacturing over a 12 to 24 month period. Total amortized expenses for the masks included in cost of revenue were $4.9 million, $2.6 million and $4.5 million for 2015, 2014 and 2013, respectively. The unamortized balance of capitalized mask costs at end of 2015 and 2014 was $9.6 million and $5.6 million, respectively.

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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Research and development expenses	$203,778	$171,690	$134,596
Percent of total net revenue	49.4%	46.0%	44.3%

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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Sales, general and administrative expenses	$78,926	$70,404	$64,088
Percent of total net revenue	19.1%	18.9%	21.1%

Other expense, net. Other expense, net primarily includes change in estimated fair value of notes payable and other, interest expense associated with capital lease and technology license obligations, interest expense associated with the notes payable, interest income on cash and cash equivalents and foreign currency gains and losses. Total other expense, net for the periods presented was:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Interest expense	$(1,241)	$(1,472)	$(1,502)
Change in estimated fair value of notes payable and other	-	(14,888)	-
Other, net	(410)	(347)	(879)
Total other expense, net	$(1,651)	$(16,707)	$(2,381)

Provision for Income Taxes. The provision for income taxes and the effective tax rates for the periods presented were:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Loss before income taxes	$(15,378)	$(24,182)	$(11,751)
Provision for income taxes	1,682	1,633	1,937
Effective tax rate	(10.9)%	(6.8)%	(16.5)%

Fiscal 2015 Compared to Fiscal 2014

Net Revenue. Our net revenue in 2015 increased by $39.8 million or 10.7% compared to 2014. The increase in net revenue was attributable mainly to the increase in sales in our enterprise network; data center and access and service provider markets, combined of $36.8 million and an increase in sales in our broadband and consumer market of $3.0 million. The overall increase in sales in our enterprise network; data center; and access and service provider markets and in our broadband and consumer market was mainly due to the fluctuation in demand for our products in those respective markets as a result of the timing of our customers’ volume production of our design wins.

Cost of revenue and Gross Margin. Cost of revenue increased in 2015 by $5.4 million or 3.9% compared to 2014 primarily due to the increase in net revenue. Gross margin increased by 2.3 percentage points from 62.9% in 2014 to 65.2% in 2015. The increase in gross margin was mainly due to a small shift of product sales mix to higher performance products and due to certain inventory write-downs in 2014. Higher performance products yield higher gross margins compared to our lower performance products. The increase in gross margin in 2015 compared to 2014 as discussed above was partially offset by the write-off made in 2015 of a mask that is no longer used.

Research and Development Expenses. Research and development expenses increased by $32.1 million or 18.7% in 2015 compared to 2014. The increase in research and development expenses was partly due to the increase in salaries and employee benefits of $9.1 million as a result of the increase in research and development headcount and increase in salary base rates. Depreciation and amortization expense increased by $9.3 million due to additional property and equipment and intangible assets acquired for research and development. Facilities expense, design tools and other miscellaneous research and development increased by $8.7 million as a result of the increase in research and development activities to support the development of our new products including those relating to Xpliant. Outsourced engineering services increased by $7.4 million mainly due to the timing of research and development work for Xpliant and for our new product families. In 2015, Xpliant acquired manufacturing rights from a third party vendor amounting to $7.5 million which was recorded as research and development expense. The increases as discussed above were partially offset by the decrease in stock-based compensation and related taxes of $2.9 million mainly due to certain RSU grants in 2014 pursuant to the merger agreement with Xpliant, partially offset by the increase in stock-based compensation resulting from the increase in research and development headcount. Further, in 2015, we recorded credits resulting from our research and development collaboration agreement with a customer. Research and development headcount was 774 at end of 2015 compared to 700 at end of 2014.

Sales, General and Administrative Expenses. Sales, general and administrative expenses increased by $8.5 million or 12.1% in 2015 compared to 2014. The increase in sales, general and administrative expenses was partly due to increase in salaries and employee benefits of $1.9 million as a result of the increase in sales, general and administrative headcount throughout the year and increase in salary base rates. Facilities, marketing and other miscellaneous sales, general and administrative expenses, combined increased by $4.7 million as a result of an increase in facilities and increase in marketing and sales related activities. Outside services increased by $1.9 million mainly due to increased legal services for intellectual property related matters. Sales, general and administrative headcount was 184 at end of 2015 compared to 187 at end of 2014.

Other Expense, Net. Other expense, net, decreased by $15.1 million in 2015 compared to 2014. The decrease was mainly due to the recognition of the change in the estimated fair value of notes payable and other of $14.9 million in 2014. See Note 5 of Notes to Consolidated Financial Statements for more detailed discussion. In addition, interest expense associated with capital lease and technology license obligations and notes payable decreased.

Provision for Income Taxes. The provision for income taxes slightly increased in 2015 compared to 2014. The increase was mainly due to the increase in foreign income taxes, partially offset by the decrease in U.S. deferred income taxes related to the indefinite lived intangible assets. The difference between the provision for income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision for income taxes recorded in 2015 and 2014 was primarily attributable to the valuation allowance, the difference in foreign tax rates and deferred tax liability related to the indefinite lived intangible assets.

Fiscal 2014 Compared to Fiscal 2013

Net Revenue. Our net revenue in 2014 increased by $69.0 million or 22.7% compared to 2013. The increase in net revenue was attributable mainly to the increase in sales in our enterprise network; data center and access and service provider markets, combined of $81.2 million which was partially offset by the decrease in sales in our broadband and consumer market of $12.2 million. The overall increase in sales in our enterprise network; data center; and access and service provider markets was mainly due to the fluctuation in demand for our products in those respective markets as a result of the timing of our customers’ volume production of our design wins. The decrease in sales of our broadband and consumer market was mainly due to our lesser focus on certain consumer product markets and the decrease in demand for our products in those respective markets.

Cost of revenue and Gross Margin. Cost of revenue increased in 2014 by $23.7 million or 20.6% compared to 2013 primarily due to the increase in net revenue. Gross margin increased by 0.6 percentage point from 62.3% in 2013 to 62.9% in 2014. The increase in gross margin in 2014 compared 2013 was mainly due to the inventory write-down of $3.9 million in 2013 associated with discontinued consumer products. This was partially offset by the inventory write-down of $1.7 million in 2014 associated with the decrease in projected shipments of our consumer products and the small shift of product sales mix of our higher and lower performance products. Higher performance products yields higher gross margins compared to our lower performance products.

Research and Development Expenses. Research and development expenses increased by $37.1 million or 27.6% in 2014 compared to 2013. The increase was partly due to increase in salaries and employee benefits of $15.6 million mainly due to the increase in research and development headcount. Stock-based compensation and related taxes increased by $15.0 million resulting from RSU grants pursuant to the merger agreement with Xpliant in 2014, higher option and RSU grants due to other increase in research and development headcount and higher grant date fair value of the new option and RSU grants. Facilities expense, design tools and other miscellaneous research and development increased by $6.6 million in 2014 compared to 2013 as a result of the increase in research and development activities to support the development of our new products. Research and development headcount was 700 at end of 2014 compared to 615 at end of 2013.

Sales, General and Administrative Expenses. Sales, general and administrative expenses increased by $6.3 million or 9.9% in 2014 compared to 2013. The increase was mainly due to higher stock-based compensation and related taxes of $4.4 million resulting from RSU grants pursuant to the merger agreement with Xpliant, higher option and RSU grants due to increase in sales, general and administrative headcount and higher grant date fair value of the new option and RSU grants. Salaries and employee benefits increased by $2.6 million, and facilities expense and other miscellaneous sales, general and administrative expenses, combined increased by $1.0 million mainly due to the increase in headcount. Outside services increased by $2.4 mainly due to increase in legal services related to acquisition and intellectual property related matters. In the first quarter of 2013, we recorded a credit of $0.7 million associated with the gain on sale of held for sale assets. The above increases was partially offset by decrease in depreciation expense of $3.5 million due to the acceleration of amortization of certain acquired intangible asset in 2013. In addition, there was a one-time charge to sales, general and administrative expenses in 2013 related to a contractual settlement to a customer of approximately $1.3 million. Sales, general and administrative headcount was 187 at end of 2014 compared to 161 at end of 2013.

Other Expense, Net. Other expense, net, increased by $14.3 million in 2014 compared to 2013. The increase was mainly due to the recognition of the change in the estimated fair value of notes payable and other of $14.9 million in 2014. The significant change in the estimated fair value of notes payable and other resulted from the change in the probability assumption used in the fair value measurement. See Note 5 of Notes to Consolidated Financial Statements for more detailed discussions. The increases were partially offset by other, net which consists mainly of net foreign exchange gains in 2014 compared to net foreign exchange losses in 2013.

Provision for Income Taxes. The provision for income taxes decreased by $0.3 million in 2014 compared to 2013. The decrease was mainly due to the decrease in foreign income taxes and U.S. deferred income taxes related to the indefinite lived intangibles. The difference between the provision for or benefit from income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision for income taxes recorded for 2014 and 2013 was primarily attributable to the valuation allowance, the difference in foreign tax rates and indefinite lived intangible related deferred tax liability.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $134.6 million and net accounts receivable of $68.7 million. This compares to cash and cash equivalents of $131.7 million and net accounts receivable of $48.2 million at December 31, 2014.

Following is a summary of our working capital and cash and cash equivalents as of the periods presented:

	As of December 31,
	2015	2014
	(in thousands)
Working capital	$196,772	$177,453
Cash and cash equivalents	134,646	131,718

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$57,849	$60,614	$55,834
Net cash used in investing activities	(44,496)	(24,913)	(8,289)
Net cash provided by (used in) financing activities	(10,425)	(31,746)	3,434

Cash Flows from Operating Activities

Net cash flows from operating activities decreased by $2.8 million from net cash provided by operating activities of $60.6 million in 2014 compared to $57.8 million in 2015. Total cash inflow from operations after adjustment of non-cash items in 2015 and 2014 were $74.1 million and $74.9 million, respectively. The decrease was mainly due to higher expenses of Xpliant, partially offset by higher income from operations resulting from higher revenue. Changes in assets and liabilities resulted in net cash outflow of $16.2 million in 2015 compared to $14.3 million in 2014. The significant changes in assets and liabilities in 2015 were higher accounts receivable resulting from higher revenue and lower inventories due to timing of inventory build-up and improved inventory management. The significant changes in assets and liabilities in 2014 were higher inventories due to the timing of inventory build-up in anticipation of an increase in demand for our products, higher  accounts payable due to the timing of payments to the vendors and higher accounts receivable resulting from higher revenue and timing of collections from customers.

Net cash flows from operating activities increased by $4.8 million from $55.8 million in 2013 to $60.6 million in 2014. Total cash inflow from operations after adjustment of non-cash items in 2014 and 2013 were $74.9 million and $61.0 million, respectively. The increase resulted mainly from higher net revenue which generated higher cash flows from operations. Changes in assets and liabilities resulted in net cash outflow of $14.3 million in 2014 compared to $5.1 million in 2013. See related discussions on significant changes in assets and liabilities for 2014 above. The significant changes in assets and liabilities in 2013 were higher accounts receivable resulting from higher revenue, lower inventories due to the timing of inventory build-up, lower deferred revenue as a result of lower subscription licenses and professional services billings to customers and higher accounts payable due to the timing of payments to the vendors.

Cash Flows from Investing Activities

Net cash used in investing activities in 2015 was $44.5 million compared to $24.9 million in 2014. Net cash used in investing activities in 2015 resulted from the cash payments made to purchase property and equipment of $35.8 million and intangible assets of $6.4 million and cash payment to common shareholders of Xpliant of $3.6 million pursuant to the closing of the merger. These decreases were partially offset by the proceeds from sale of a short-term investment of $1.0 million and the proceeds received from the disposition of certain consumer product assets of $0.4 million. Net cash used in investing activities in 2014 resulted from the cash payments made to purchase property and equipment of $18.0 million and intangible assets of $6.9 million and purchase of short-term investment of $1.0 million, which was partially offset by the proceeds received from the disposition of certain consumer product assets of $1.0 million.

Net cash used in investing activities in 2013 resulted from the cash payments made to purchase intangible assets of $3.8 million and property and equipment of $8.8 million, which was partially offset by the cash proceeds received related to the sale of certain assets of MontaVista of $3.4 million and proceeds received from the disposition of certain consumer product assets of $1.0 million.

Cash Flows from Financing Activities

Net cash used in financing activities in 2015 was $10.4 million compared to $31.7 million in 2014. Net cash used in financing activities in 2015 resulted from the principal payment of capital lease and technology license obligations of $20.0 million, which was partially offset by the proceeds received from issuance of common stock upon the exercise of options of $9.6 million. Net cash used in financing activities in 2014 resulted mainly from the payment of notes payable and other to non-controlling interest of $29.8 million and the principal payment of capital lease and technology license obligations of $18.6 million. These were partially offset by the proceeds received from issuance of common stock upon the exercise of options of $15.2 million and the proceeds from notes payable from non-controlling interest of $1.4 million.

Net cash provided by financing activities in 2013 resulted mainly from the proceeds received from issuance of common stock upon the exercise of options of $10.8 million, and the proceeds from notes payable and convertible security of the non-controlling interest of $9.5 million, which were partially offset by the principal payments of capital lease and technology license obligations of $15.9 million and payment of notes payable to the non-controlling interest of $1.0 million.

Capital Resources

Cash equivalents consist of an investment in a money market fund. We believe that our $134.6 million of cash and cash equivalents as of December 31, 2015, and expected cash flow from operations, if any, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known through the filing of this report, we believe our exposure related to the above indemnities at end of 2015, is not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2015:

	Payments Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$58,722	$9,012	$17,728	$17,813	$14,169
Capital lease and technology license obligations	31,636	21,766	9,870	-	-
Total	$90,358	$30,778	$27,598	$17,813	$14,169

As of December 31, 2015, the liability for uncertain tax positions was $1.0 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

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

On March 30, 2015, Xpliant exercised its option to purchase the manufacturing rights to accelerate the takeover of manufacturing, and to relieve Xpliant from any further obligation to purchase product quantities from Xpliant’s application specific integrated circuit, or ASIC, vendor. In consideration for this, Xpliant agreed to pay a $7.5 million manufacturing rights licensing fee and a per-unit royalty fee for certain ASIC products sold to certain customers for a limited time. The manufacturing rights licensing fee is payable in 4 equal quarterly payments, with the first installment payment due on April 29, 2015 and each of the subsequent three installment payments being due on the first day of the following calendar quarter. The royalty shall be payable within 30 days after the end of each calendar quarter following the sale. Considering the terms of the purchase of the manufacturing rights, we recorded the full amount of the manufacturing rights licensing fee within research and development expense in the consolidated statement of operations in 2015 and the related liability was recorded within other accrued expenses and other current liabilities on the consolidated balance sheets. In 2015, we paid the first, second and third installments due.

We are subject to governmental export and import controls which apply to the encryption or other features contained in our products. On January 30, 2015, we submitted an initial notification of a voluntary self-disclosure to the U.S. Department of Commerce, Bureau of Industry and Security, or BIS. The notification reported our discovery that hardware and software, with encryption functionality, may have been exported without the required BIS export license. At this time we are unable to determine the outcome of the government’s investigation or its possible effect on us. Please refer to Item 1A, Risk Factors for further discussions related to this matter.

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

Interest Rate Risk

We had cash and cash equivalents of $134.6 million and $131.7 million as of December 31, 2015 and 2014, respectively, which was held for working capital purposes. Our cash equivalents as of December 31, 2015 and 2014, consisted of investments in a money market fund. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short term nature. Declines in interest rates, however, will reduce future investment income

Item 8. Financial Statement and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cavium, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cavium, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 22, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVIUM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$134,646	$131,718
Accounts receivable, net of allowances of $1,468 and $1,142, respectively	68,742	48,199
Inventories	47,009	51,922
Prepaid expenses and other current assets	10,231	9,130
Total current assets	260,628	240,969
Property and equipment, net	64,677	56,963
Intangible assets, net	35,492	37,644
Goodwill	71,478	71,478
Other assets	1,718	1,806
Total assets	$433,993	$408,860

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable	$27,489	$26,447
Other accrued expenses and other current liabilities	9,443	7,782
Deferred revenue	6,316	6,285
Capital lease and technology license obligations	20,608	23,002
Total current liabilities	63,856	63,516
Capital lease and technology license obligations, net of current portion	9,858	22,894
Deferred tax liability	3,417	2,836
Other non-current liabilities	2,962	2,931
Total liabilities	80,093	92,177

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, par value $0.001:
10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001:
200,000,000 shares authorized; 56,259,252 and 54,458,288 shares issued and outstanding, respectively	56	54
Additional paid-in capital	543,256	488,981
Accumulated deficit	(189,412)	(172,352)
Total stockholders' equity	353,900	316,683
Total liabilities and stockholders' equity	$433,993	$408,860

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net revenue	$412,744	$372,978	$303,993
Cost of revenue	143,767	138,359	114,679
Gross profit	268,977	234,619	189,314
Operating expenses:
Research and development	203,778	171,690	134,596
Sales, general and administrative	78,926	70,404	64,088
Total operating expenses	282,704	242,094	198,684
Loss from operations	(13,727)	(7,475)	(9,370)
Other expense, net:
Interest expense	(1,241)	(1,472)	(1,502)
Change in estimated fair value of notes payable and other	-	(14,888)	-
Other, net	(410)	(347)	(879)
Total other expense, net	(1,651)	(16,707)	(2,381)
Loss before income taxes	(15,378)	(24,182)	(11,751)
Provision for income taxes	1,682	1,633	1,937
Net loss	(17,060)	(25,815)	(13,688)
Net loss attributable to non-controlling interest	-	(10,520)	(10,723)
Net loss attributable to the Company	$(17,060)	$(15,295)	$(2,965)

Earnings per share attributable to the Company:
Net loss per common share, basic	$(0.31)	$(0.29)	$(0.06)
Shares used in computing basic net loss per common share	55,589	53,451	51,596
Net loss per common share, diluted	$(0.31)	$(0.29)	$(0.06)
Shares used in computing diluted net loss per common share	55,589	53,451	51,596

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN EQUITY

(in thousands, except share data)

	Attributable to the Company's Stockholders
	Common Stock		Additional Paid-in	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2012	50,630,991	$51	$398,133	$(154,092)	$(1,030)	$243,062
Common stock issued in connection with exercises of stock options	723,047	1	10,826			10,827
Common stock issued in connection with vesting of restricted stock units	867,213	1				1
Stock-based compensation			34,629			34,629
Net loss				(2,965)	(10,723)	(13,688)
Balance at December 31, 2013	52,221,251	53	443,588	(157,057)	(11,753)	274,831
Common stock issued in connection with exercises of stock options	1,082,914	1	15,210			15,211
Common stock issued in connection with vesting of restricted stock units	1,154,123	-				-
Stock-based compensation			52,456			52,456
Settlement of non-controlling interest			(22,273)		22,273	-
Net loss				(15,295)	(10,520)	(25,815)
Balance at December 31, 2014	54,458,288	54	488,981	(172,352)	-	316,683
Common stock issued in connection with exercises of stock options	685,439	1	9,607			9,608
Common stock issued in connection with vesting of restricted stock units	1,115,525	1				1
Stock-based compensation			48,298			48,298
Payments to common shareholders of Xpliant			(3,630)			(3,630)
Net loss				(17,060)	-	(17,060)
Balance at December 31, 2015	56,259,252	$56	$543,256	$(189,412)	$-	$353,900

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(17,060)	$(25,815)	$(13,688)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	48,297	52,459	34,598
Depreciation and amortization	42,442	34,087	40,993
Deferred income taxes	663	385	743
Change in estimated fair value of notes payable and other	-	14,888	-
Gain on sale of held for sale assets	-	-	(747)
(Gain) loss on disposal of property and equipment	129	(115)	71
Gain on disposition of certain consumer product assets	(400)	(1,000)	(1,000)
Changes in assets and liabilities:
Accounts receivable, net	(20,543)	(4,563)	(10,069)
Inventories	4,914	(6,157)	788
Prepaid expenses and other current assets	(2,101)	(1,589)	(1,321)
Other assets	(9)	(433)	42
Accounts payable	(220)	2,056	7,685
Deferred revenue	31	(2,384)	(4,275)
Accrued expenses and other current and non-current liabilities	1,706	(1,205)	2,014
Net cash provided by operating activities	57,849	60,614	55,834

Cash flows from investing activities:
Purchases of property and equipment	(35,826)	(17,994)	(8,806)
Purchases of intangible assets	(6,440)	(6,919)	(3,833)
Cash payment to common shareholders of Xpliant	(3,630)	-	-
Proceeds received from sale of held for sale assets	-	-	3,350
Proceeds received from disposition of certain consumer product assets	400	1,000	1,000
Sale (purchase) of short-term investment	1,000	(1,000)	-
Net cash used in investing activities	(44,496)	(24,913)	(8,289)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	9,609	15,211	10,827
Principal payment of capital lease and technology license obligations	(20,034)	(18,557)	(15,893)
Proceeds from notes payable and other from non-controlling interest	-	1,400	9,500
Payment of notes payable and other to non-controlling interest	-	(29,800)	(1,000)
Net cash provided by (used in) financing activities	(10,425)	(31,746)	3,434

Net increase in cash and cash equivalents	2,928	3,955	50,979
Cash and cash equivalents, beginning of period	131,718	127,763	76,784
Cash and cash equivalents, end of period	$134,646	$131,718	$127,763

Supplemental disclosures of cash flow information:
Cash paid for interest	1,273	1,812	1,242
Cash paid for taxes	958	1,133	1,335

Supplemental disclosures of cash flows from investing and financing activities:
Property and equipment and intangible assets acquired included in accounts payable, other accrued expense and other current liabilities	2,335	1,188	264

Property and equipment and intangible assets acquired included in capital lease and technology license obligations	4,157	30,443	5,860

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

Basis of Consolidation

The consolidated financial statements include the accounts of Cavium, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Prior to the closing of the acquisition of Xpliant, Inc. (“Xpliant”) in April 2015 as discussed in Note 5 of Notes to Consolidated Financial Statements, the Company accounted for Xpliant as a variable interest entity, or VIE. Under the accounting principles generally accepted in the United States of America, or US GAAP, a VIE is required to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.

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

Revenue Recognition

The Company primarily derives its revenue from sales of semiconductor products to original contract manufacturers, or OEM, or through OEM’s contract manufacturers or distributors. To a lesser extent, the Company also derive revenue from licensing software and related maintenance and support and from professional service arrangements.

The Company recognizes revenue when (i) persuasive evidence of a binding arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is deemed fixed or determinable and free of contingencies and significant uncertainties; and (iv) collectibility is reasonably assured. The Company records a reduction in revenue for provision for estimated sales returns in the same period the related revenues are recorded. These estimates are based on historical patterns of return, analysis of credit memo data and other known factors at the time. Revenue is recognized upon shipment to distributors with limited rights of returns and price protection if the Company concludes that it can reasonably estimate the credit for returns and price adjustments issuable. The Company records an estimated allowance, at the time of shipment, based on the Company’s historical patterns of returns and pricing credit of sales recognized upon shipment. Credits issued to distributors or other customers have historically not been material. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps and/or new customer demands.

Software arrangements typically include time-based licenses for 12 months with related support. The Company does not sell support separately, therefore, revenue from software arrangements is recognized ratably over the support period. The software arrangement may also include professional services, and these services may be purchased separately. Professional services engagements are billed on either a fixed-fee or time-and-materials basis. For fixed-fee arrangements, professional services revenue is recognized under the proportional performance method, with the associated costs included in cost of revenue. The Company estimates the proportional performance of the arrangements based on an analysis of progress toward completion. The Company periodically evaluates the actual status of each project to ensure that the estimates to complete each contract remain accurate, and a loss is recognized when the total estimated project cost exceeds project revenue. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on progress toward completion of projects in progress. To the extent we are unable to estimate the proportional performance, revenue is recognized on a completed performance basis. Revenue for time-and-materials engagements is recognized as the effort is incurred.

Accounting for Stock-Based Compensation

The Company applies the fair value recognition provisions of stock-based compensation. The Company recognizes the fair value of the awards on a straight-line basis over its vesting periods. The Company estimates the grant date fair value of stock options using the Black-Scholes option valuation model. The Black-Scholes option-pricing model used to determine the fair value of stock options requires various subjective assumptions, including expected volatility, expected term and the risk-free interest rates. The stock price volatility assumption is estimated using the Company’s historical stock price volatility. The Company uses the simplified method as permitted by the provisions on stock-based compensation to estimate the expected term since it has no sufficient history of weighted average period from the date of grant to exercise, cancellation, or expiration. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. The Company recognizes stock-based compensation expense only for the portion of stock options that are expected to vest, based on the Company’s estimated forfeiture rate.

For all restricted stock unit, or RSU, grants other than RSU grants with market condition, the fair value of the RSU grant is based on the market price of the Company’s common stock on the date of grant. For performance-based RSU grants, the Company evaluates the probability of achieving the milestones for each of the outstanding performance-based RSU grants at each reporting period and updates the related stock-based compensation expense. The fair value of market-based RSUs is determined using the Monte Carlo simulation method which takes into account multiple input variables that determine the probability of satisfying the market conditions stipulated in the award. This method requires the input of assumptions, including the expected volatility of the Company’s common stock, and a risk-free interest rate, similar to assumptions used in determining the fair value of the stock option grants discussed above. The grant date fair value of RSUs, less estimated forfeitures, is recorded on a straight-line basis, over the vesting period.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets, including those related to tax loss carryforwards and credits, and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets when management cannot conclude that it is more-likely-than-not that the net deferred tax asset will be recovered. The valuation allowance is determined by assessing both positive and negative evidence to determine whether it is more-likely-than-not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis.

The Company recognizes uncertain tax positions when it meets a more-likely-than-not threshold. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.

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

Valuation of Goodwill and intangible assets

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets and liabilities assumed. The Company evaluates goodwill for impairment at its single reporting unit level at least on an annual basis in the fourth quarter of the calendar year or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. The Company performs a qualitative assessment to determine if any events have occurred or circumstances exist that would indicate that it is more-likely-than-not that a goodwill impairment exists. If any indicators exist based on the qualitative analysis that it is more-likely-than-not that a goodwill impairment exists, the quantitative test is required. Otherwise, no further testing is required.

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

The Company leases certain design tools under capital lease and certain financing arrangements which are included in property and equipment. The Company also capitalizes acquired internally used software in property and equipment. Subsequent additions, modifications or upgrades to internally used software are capitalized to the extent it provides additional usage or functionality.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consist of an investment in a money market fund.

Allowance for Doubtful Accounts

The Company reviews its allowance for doubtful accounts by assessing individual accounts receivable over a specific age and amount. The Company’s allowance for doubtful accounts were not significant as of December 31, 2015 and 2014.

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. The Company deposits cash with credit worthy financial institutions. The Company has not experienced any losses on its deposits of cash. Management believes that the financial institutions are reputable and, accordingly, minimal credit risk exists. The Company’s cash equivalents are invested in a money market fund. The Company follows an established investment policy and set of guidelines to monitor, manage and limit the Company’s exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits the Company’s exposure to any one issuer, as well as the maximum exposure to various asset classes.

A majority of the Company’s accounts receivable are derived from customers headquartered in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable.

Summarized below are individual customers whose accounts receivable balances were 10% or higher of the consolidated gross receivable:

	As of December 31,
	2015	2014
Percentage of gross accounts receivable
Customer A	16%	12%
Customer B	20%	21%
Customer C	*	11%

*Represents less than 10% of the gross accounts receivable for the respective period end.

OEM Customers B, D and E together accounted for 42.9% and 44.4% of the Company’s net revenue in 2015 and 2014, respectively. OEM Customer D accounted for 18.6% of the Company’s net revenue in 2013. No other customer accounted for more than 10% of the Company’s net revenue in 2015, 2014 and 2013.

Deferred revenue

The Company records deferred revenue for customer billings and advance payments received from customers before the performance obligations have been completed and/or services have been performed for products and/or service related agreements. The Company had a distribution agreement with a distributor which was accounted as a sell-through distributor. The distribution agreement was terminated effective May 2014. The Company recorded deferred revenue, net of deferred costs on shipments to this sell-through distributor.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $2.5 million, $1.8 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Operating Leases

The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent paid is recorded as deferred rent in accrued expenses and other current and non-current liabilities on the consolidated balance sheets.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity that are not the result of transactions with stockholders. There were no components of comprehensive income (loss) which were excluded from the net income (loss) for the years ended December 31, 2015, 2014 and 2013, and, therefore, no separate statement of comprehensive income (loss) has been presented.

Foreign Currency Remeasurement

The Company uses the United States dollar as the functional currency for its subsidiaries. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets and liabilities. Net revenue and expenses are remeasured at average exchange rates in effect during each period, except for those revenue, cost of sales and expenses related to the nonmonetary assets and liabilities, which are remeasured at historical exchange rates. The aggregate foreign exchange gains and losses, which are included in other, net in the consolidated statements of operations were not material for the years ended December 31, 2015, 2014 and 2013.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board, or FASB, issued guidance to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. The amendments in this update will apply to all entities that present a classified statement of financial position. The current requirement that deferred tax assets and liabilities of a tax paying component of an entity be offset and presented as a single amount is not affected by the amendments to this update. The amendments to this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company adopted this guidance as of December 31, 2015. This guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued an update to the business combinations standards simplifying the accounting for measurement-period adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The update is effective for interim and annual periods beginning after December 15, 2015. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

In July 2015, the FASB issued guidance to simplify the measurement of inventory. The updated standard more closely aligns the measurement of inventory with that of International Financial Reporting Standards and amends the measurement standard from lower of cost or market to lower of cost or net realizable value. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods during the annual period and requires a prospective approach to adoption. Early adoption is permitted. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued a new guidance on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. The new revenue guidance’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the guidance requires five basic steps: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when or as the entity satisfies a performance obligation. In August 2015, the FASB issued an update to defer the effective date by one year. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods during the annual period. Early adoption is allowed for annual reporting periods beginning after December 15, 2016. Different transition methods are available - full retrospective method and a modified retrospective (cumulative effect) approach. The Company has not selected the transition method and is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

2. Net Loss Per Common Share

The Company calculates basic net income (loss) per common share by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common and potentially dilutive common shares outstanding during the reporting period. Potentially dilutive securities are composed of incremental common shares issuable upon the exercise of stock options and restricted stock units.

The following table sets forth the computation of net loss per share:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Net loss attributable to the Company	$(17,060)	$(15,295)	$(2,965)
Weighted average common shares outstanding - basic	55,589	53,451	51,596
Dilutive effect of employee stock plans	-	-	-
Weighted average common shares outstanding - diluted	55,589	53,451	51,596
Net loss per common share, basic	$(0.31)	$(0.29)	$(0.06)
Net loss per common share, diluted	$(0.31)	$(0.29)	$(0.06)

The following outstanding options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Options to purchase common stock	2,028	2,626	3,552
Restricted stock units	2,194	2,465	1,776

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

At December 31, 2015 and 2014, the Company’s cash equivalents comprised of an investment in a money market fund. In accordance with the guidance for fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund and short-term bank deposit as Level 1, which approximated $102.2 million and $93.2 million as of December 31, 2015 and 2014, respectively. The carrying amount of the Company’s accounts receivable, accounts payable and accrued expenses approximate fair value due to their short term maturities.

See Note 5 of Notes to Consolidated Financial Statements for discussions about using Level 3 fair value hierarchy measurements. There are no other financial assets and liabilities, except those disclosed in Note 5 of Notes to Consolidated financial statements that require Level 2 or Level 3 fair value hierarchy measurements and disclosures.

4. Balance Sheet Components

Inventories

	As of December 31,
	2015	2014
	(in thousands)
Work-in-process	$33,701	$37,207
Finished goods	13,308	14,715
	$47,009	$51,922

Property and equipment, net

	As of December 31,
	2015	2014
	(in thousands)
Test equipment and mask costs	$71,021	$50,591
Software, design tools, computer and other equipment	62,331	53,686
Furniture, office equipment and leasehold improvements	5,755	2,500
	139,107	106,777
Less: accumulated depreciation and amortization	(74,430)	(49,814)
	$64,677	$56,963

Depreciation and amortization expense was $32.9 million, $19.5 million and $17.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Certain fully depreciated property and equipment have been eliminated from both the gross and accumulated amount.

The Company has capitalized $8.9 million, $5.9 million and $3.6 million of mask costs for the years ended December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2015, 2014 and 2013, total amortization expense from masks was $4.9 million, $2.6 million and $4.5 million, respectively. Total mask cost, net of accumulated depreciation at December 31, 2015 and 2014 was $9.6 million and $5.6 million, respectively.

The Company leases certain design tools and test equipment under capital lease and certain financing arrangements which are included in property and equipment, which total cost, net of accumulated amortization amounted to $25.3 million and $35.8 million at December 31, 2015 and 2014, respectively. Amortization expense related to assets recorded under capital lease and certain financing agreements was $14.7 million, $9.5 million and $6.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Other accrued expenses and other current liabilities

	As of December 31,
	2015	2014
	(in thousands)
Accrued compensation and related benefits	$4,485	$4,855
Professional fees	1,018	1,029
Accrued royalties	761	638
Manufacturing rights payable (Note 12)	1,875	-
Income tax payable	541	451
Other	763	809
	$9,443	$7,782

Warranty Accrual

The following table presents a rollforward of the warranty liability, which is included within other accrued expenses and other current liabilities above:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Beginning balance	$227	$167	$440
Accruals and adjustments	459	679	206
Settlements	(350)	(619)	(479)
Ending balance	$336	$227	$167

Deferred revenue

	As of December 31,
	2015	2014
	(in thousands)
Services/support and maintenance	$5,531	$5,769
Software license/subscription	785	516
	$6,316	$6,285

5. Business Combination and Divestitures

Xpliant, Inc.

Pursuant to the Agreement and Plan of Merger and Reorganization (“the Merger Agreement”) between the Company and Xpliant, Inc., a final closing occurred on April 29, 2015 as discussed in detail below. Between May 2012 and March 2015, the Company entered into several note purchase agreements and promissory notes with Xpliant to provide cash advances. Xpliant was a Delaware incorporated and privately held company, engaged in the design and development of next generation software defined network switch chips. Prior to the closing of the merger pursuant to the Merger Agreement between the Company and Xpliant, the Company concluded that Xpliant was a VIE as the Company was Xpliant’s primary beneficiary due to the Company’s involvement with Xpliant and the Company’s purchase option to acquire Xpliant. As such, the Company has included the accounts of Xpliant in the consolidated financial statements. The Company had made total cash advances of $85.8 million, consisting of $10.0 million under nine convertible notes which, as amended, matured on August 31, 2014 and $75.8 million under several promissory notes which originally mature between April 2015 and March 2016. All promissory notes were cancelled on July 31, 2015. The convertible notes and promissory notes bore an annual interest rate of 6%.

In addition to the funding received by Xpliant from the Company, between May 2012 and January 2014, certain third party investors (“non-controlling interest”) made cash advances of $13.0 million under several convertible notes which, as amended, matured on August 31, 2014 and $2.9 million under a convertible security. All of the convertible notes bore interest at a rate of 6%, payable at maturity. Two of the convertible notes held by a third party investor with a principal amount of $1.0 million matured and were paid by Xpliant in December 2013. Pursuant to the convertible notes, in the event Xpliant closed a corporate transaction, as defined in the convertible notes, the holders of the convertible notes were entitled to receive two times the outstanding principal plus any unpaid accrued interest. The convertible security had the same features as the convertible notes, with the exception of the requirement for repayment, interest and maturity. For accounting purposes, the Company determined that the convertible security had derivative features and determined that the fair value of the derivative features of the convertible security at the issuance date was approximately the same as the principal amount. All of the convertible notes and the derivative feature of convertible security were classified as Level 3 liability and were all remeasured and presented at fair value in the consolidated financial statements at each reporting period. Pursuant to the option to acquire Xpliant, in June 2014, the Company provided notice to Xpliant of its decision to exercise the purchase option. Therefore, the convertible notes and derivative features of convertible security were valued to two times its principal amount at its maturity date. As such, the Company recorded the change in estimated fair value of notes payable and other of $14.9 million in the consolidated statement of operations in 2014. Pursuant to the Merger Agreement between the Company and Xpliant as discussed in detail below, in October 2014, a portion of the cash advances made by the Company to Xpliant were used to settle all outstanding convertible notes, related accrued interest and convertible security held by non-controlling interest.

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

Disposition of Certain Consumer Product Assets

In September 2012, the Company completed the sale of certain consumer product assets to a third party company. Under an asset purchase agreement, the Company agreed to transfer certain assets such as property and equipment and intangible assets to the third party company for an aggregate cash consideration of $2.4 million, payable in installments starting from January 10, 2013 through January 10, 2015. The Company determined that the payment terms were not fixed and determinable and as such the Company treated this transaction as disposition of assets and recognized the future payments as a credit to sales, general and administrative expenses when the payments became due. The carrying value of the assets related to the sale of $2.7 million was recognized as a loss on disposition of certain consumer product assets within sales, general and administrative expenses in 2012. The Company received total installment cash consideration of $0.4 million, $1.0 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, which was recognized as a credit within sales, general and administrative expenses.

Sale of Held for Sale Assets

In January 2013, the Company completed the sale of certain assets to a third-party company. Under the asset purchase agreement, the Company agreed to transfer certain assets for an aggregate cash consideration of $3.3 million and the carrying value of the assets held for sale was approximately $2.6 million. The difference between the sale consideration and the carrying value of the assets held for sale of $0.7 million was recognized as a gain on sale of held for sale assets within sales, general and administrative expenses.

6. Goodwill and Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of December 31, 2015 was $71.5 million, unchanged from the balance at December 31, 2014.

The Company reviews goodwill for impairment annually at the beginning of its fourth calendar quarter or whenever events or changes in circumstances that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The Company has one reporting unit. As such, the Company performed a qualitative assessment of the goodwill at the Company level as a whole and concluded that it was more-likely-than-not that goodwill is not impaired. In assessing the qualitative factors, the Company considered among others these key factors: (i) changes in the industry and competitive environment; (ii) market capitalization; (iii) stock price; and (iv) overall financial performance.

Intangible assets, net

	As of December 31, 2015
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Technology licenses	$70,521	$(35,625)	$34,896	6.10
Existing and core technology - product	41,711	(41,115)	596	0.99
Customer contracts and relationships	2,215	(2,215)	-	-
Trade name	2,296	(2,296)	-	-
Total amortizable intangible assets	$116,743	$(81,251)	$35,492	6.01

	As of December 31, 2014
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Technology licenses	$64,002	$(28,247)	$35,755	7.07
Existing and core technology - product	42,085	(40,264)	1,821	1.39
Customer contracts and relationships	8,991	(8,965)	26	0.83
Trade name	2,296	(2,254)	42	0.17
Order backlog	640	(640)	-	-
Total amortizable intangible assets	$118,014	$(80,370)	$37,644	6.79

Amortization expense was $9.6 million, $14.6 million and $23.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The amortization expense for the year ended December 31, 2013 includes the effect of the change in the estimated useful lives of certain consumer product related intangible assets amounting to $6.2 million, or $0.12 earnings per share attributable to the Company. Certain fully amortized intangible assets have been eliminated from both the gross and accumulated amount.

The estimated future amortization expense of amortizable intangible assets is as follows (in thousands):

2016	$8,643
2017	6,626
2018	5,001
2019	4,092
2020	3,751
2021 and thereafter	7,379
$35,492

7. Restructuring Accrual

In connection with a workforce reduction during the years ended December 31, 2014 and 2013, the Company incurred and paid $1.4 million and $1.4 million, respectively, related to severance and other related benefits. In addition, in 2014, the Company recorded restructuring accrual of $0.2 million related to the unused portion of a leased facility in Beijing China, which lease expired in December 2014. There were no outstanding accrued restructuring payables as of December 31, 2015 and 2014, respectively.

8. Stockholders’ Equity

Common and Preferred Stock

As of December 31, 2015 and 2014, the Company is authorized to issue 200,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. The Company is authorized to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2015 and 2014, no shares of preferred stock were outstanding.

2007 Stock Incentive Plan

Upon completion of its IPO in May 2007, the Company adopted the 2007 Stock Incentive Plan, the 2007 Plan, which reserved 5,000,000 shares of the Company’s common stock. The number of shares of the common stock reserved for issuance will be increased annually on January 1st each year for 10 years commencing from January 1, 2008 through January 1, 2017, by the lesser of (i) 5% of the total number of shares of the common stock outstanding on the applicable January 1st date or (ii) 5,000,000 shares. The board of directors may also act, prior to the first day of any fiscal year, to increase the number of shares as the board of directors shall determine, which number shall be less than each of (i) and (ii). The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2007 Plan is equal to 10,000,000 shares. As of December 31, 2015, there were 10,106,853 shares reserved for issuance under the 2007 Plan. The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively, “stock awards”), and performance cash awards, all of which may be granted to employees (including officers), directors, and consultants or affiliates. Awards granted under the 2007 Plan vest at the rate specified by the plan administrator, for stock options, typically with 1/8th of the shares vesting six months after the date of grant and 1/48th of the shares vesting monthly thereafter over the next three and one half years and for restricted stocks typically with quarterly vesting over four years. The term of awards expires seven to ten years from the date of grant. As of December 31, 2015, 16,122,851 shares have been granted under the 2007 Plan.

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

Under the Company’s 2001 Plan, certain employees have the right to early-exercise unvested stock options, subject to rights held by the Company to repurchase unvested shares in the event of voluntary or involuntary termination. For options granted prior to March 2005, the Company has the right to repurchase any such shares at the shares’ original purchase price. For options granted after March 2005, the Company has the right to repurchase such shares at the lower of market value or the original purchase price. No outstanding unvested shares of common stock as of December 31, 2015 and 2014.

Stock Options

Detail related to stock option activity is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2012	4,197,704	$16.83
Options granted	242,375	37.15
Options exercised	(723,047)	14.95
Options cancelled and forfeited	(164,816)	34.36
Balance as of December 31, 2013	3,552,216	17.79
Options granted	165,000	38.78
Options exercised	(1,082,914)	14.05
Options cancelled and forfeited	(8,042)	28.46
Balance as of December 31, 2014	2,626,260	20.62
Options granted	87,178	64.70
Options exercised	(685,439)	14.02
Options cancelled and forfeited	-	-
Balance as of December 31, 2015	2,027,999	24.75

The aggregate intrinsic value for options exercised during the years ended December 31, 2015, 2014 and 2013, were $37.4 million, $36.2 million and $16.0 million, respectively, representing the difference between the closing price of the Company’s common stock at the date of exercise and the exercise price paid.

The following table summarizes information about stock options outstanding as of December 31, 2015:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$3.04 - $3.04	362,584	0.22	$3.04	362,584	$3.04
$5.42 - $8.52	14,126	1.01	7.35	14,126	7.35
$10.32 - $10.32	344,668	0.10	10.32	344,668	10.32
$13.50 - $24.16	312,675	0.90	22.44	312,675	22.44
$24.99 - $35.73	304,702	2.93	32.31	296,346	32.21
$37.63 - $37.63	409,961	3.20	37.42	342,967	37.38
$37.83 - $62.86	267,283	5.03	46.03	112,724	40.66
$76.38 - $76.38	12,000	6.46	76.38	6,000	76.38
$3.04 - $76.38	2,027,999	1.99	$24.75	1,792,090	$21.87	$83,200,687
Exercisable	1,792,090	1.58	$21.87			$78,633,864
Vested and expected to vest	2,009,482	1.96	$24.53			$82,880,538

The aggregate intrinsic value for options outstanding at December 31, 2015, represents the difference between the weighted average exercise price and the closing price of the Company’s common stock at December 31, 2015, as reported on The NASDAQ Global Market, for all in the money options outstanding.

The fair value of each option grant for the years ended December 31, 2015, 2014 and 2013 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions below.

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.34% to 1.41%	1.26% to 1.47%	0.32% to 1.04%
Expected life	3.77 to 4.58 years	3.77 to 4.53 years	3.77 to 4.53 years
Dividend yield	0%	0%	0%
Volatility	41.0% to 43.0%	43.8% to 45.1%	45.8% to 49.6%

The estimated weighted-average grant date fair value of options granted for the years ended December 31, 2015, 2014 and 2013 was $23.79 per share, 14.63 per share and 14.91 per share, respectively.

As of December 31, 2015, there was $3.4 million of unrecognized compensation costs, net of estimated forfeitures, related to stock options granted under the Company’s 2007 Equity Incentive Plan and 2001 Stock Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.07 years.

Restricted Stock Units

The Company began issuing RSUs in 2007. Shares are issued on the date the restricted stock units vest, and the fair value of the underlying stock on the dates of grant is recognized as stock-based compensation over a three or four-year vesting period. A summary of the activity of restricted stock for the related periods are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2012	1,823,563	$33.17
Granted	1,119,570	36.32
Issued and released	(867,213)	32.46
Cancelled and forfeited	(299,750)	32.29
Balance as of December 31, 2013	1,776,170	35.64
Granted	1,970,094	41.32
Issued and released	(1,154,123)	37.55
Cancelled and forfeited	(127,394)	37.05
Balance as of December 31, 2014	2,464,747	39.21
Granted	955,592	61.82
Issued and released	(1,115,525)	40.94
Cancelled and forfeited	(110,746)	45.82
Balance as of December 31, 2015	2,194,068	47.85

The total intrinsic value of the RSUs outstanding as of December 31, 2015 was $144.2 million, representing the closing price of the Company’s stock on December 31, 2015, multiplied by the number of non-vested RSUs expected to vest as of December 31, 2015.

Included in the RSU grants in the year ended December 31, 2015 are one-year and two-year performance-based RSU’s granted in February 2015. The Company determined that the fair value of these performance RSU’s were $2.1 million and $0.7 million, respectively. Based on the Company’s evaluation of the probability of achieving the milestones as of December 31, 2015, no stock-based compensation was recorded related to these performance-based RSU’s. The Company continues to evaluate the probability of achieving the milestone of the outstanding performance-based RSU grants at each reporting period and updates the recognition of related stock-based compensation expense.

Also included in the RSU grants in the year ended December 31, 2015 in the table above is a four-year vesting market-based RSU granted in February 2015. This market-based RSU will vest if: (i) the average closing price of the Company’s common stock over a period of 30 consecutive trading days is equal to or greater than the price per share set by the Board; and (ii) the recipient remains in continuous service with the Company through such vesting period. The Company determined that the grant date fair value of this market-based RSU was $1.5 million and recorded the related stock-based compensation expense for the year ended December 31, 2015.

In October 2014, the Company granted RSU’s in connection with the Xpliant Merger Agreement. See Note 5 of Notes to Consolidated Financial Statements for related discussions.

As of December 31, 2015, there was $79.0 million of unrecognized compensation costs, net of estimated forfeitures related to RSUs granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.32 years.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the consolidated statements of operations for each of the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenue	$765	$954	$951
Research and development	29,085	32,328	18,577
Sales, general and administrative	18,447	19,177	15,070
	$48,297	$52,459	$34,598

The total stock-based compensation cost capitalized as part of inventory as of December 31, 2015 and 2014 was not material.

9. Income Taxes

The following table presents the provision for income taxes and the effective tax rates:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Loss before income taxes	$(15,378)	$(24,182)	$(11,751)
Provision for income taxes	1,682	1,633	1,937
Effective tax rate	(10.9)%	(6.8)%	(16.5)%

The provision for income taxes for the years ended December 31, 2015 and 2014 was primarily related to earnings in foreign jurisdictions. The provision for income taxes for the year ended December 31, 2013 was primarily related to foreign tax rate differential and increase in indefinite-lived intangible related deferred tax liability.

The domestic and foreign components of loss before income tax expense were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Domestic	$(37,109)	$(42,318)	$(20,066)
Foreign	21,731	18,136	8,315
	$(15,378)	$(24,182)	$(11,751)

The provision for income taxes consists of the following:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current tax provision (benefit)
Domestic	$(15)	$19	$10
Foreign	1,034	1,230	1,123
	1,019	1,249	1,133

Deferred tax provision (benefit)
Domestic	564	627	713
Foreign	99	(243)	91
	663	384	804
Provision for income taxes	$1,682	$1,633	$1,937

The Company’s effective tax rate differs from the United States federal statutory rate as follows:

	Year Ended December 31,
	2015	2014	2013
Income tax at statutory rate	35.0%	35.0%	35.0%
Stock compensation costs	(13.1)	5.6	1.8
Other	(0.1)	0.6	1.5
Convertible securities	-	(4.2)	-
State taxes, net of federal benefit	(0.1)	(0.4)	(1.6)
Foreign income inclusion in the U.S.	(4.9)	(0.5)	(3.8)
Research and development credits	42.6	24.2	48.0
Foreign tax rate differential	41.5	19.6	46.7
Change in valuation allowance	(111.8)	(86.7)	(144.1)
Total	(10.9)%	(6.8)%	(16.5)%

The research and development credit, which had previously expired on December 31, 2014, was reinstated as part of the Protecting Americans from Tax Hikes Act of 2015, enacted on December 18, 2015. This legislation retroactively reinstated and permanently extended the research and development credit. There is no income tax provision impact as the Company has full valuation allowance against its related deferred tax assets.

On July 27, 2015, the U.S. Tax Court in Altera Corp. v. Commissioner, 145 T.C. No. 3 (2015) issued an opinion with respect to Altera’s litigation with the Internal Revenue Service, concerning the treatment of stock-based compensation expense in an inter-company cost sharing arrangement. In ruling in favor of Altera, the Tax Court invalidated the portion of the Treasury regulations requiring the inclusion of stock-based compensation expense in such inter-company cost-sharing arrangements. Accordingly, the Company adjusted its inter-company arrangement to reflect the recent ruling. On an ongoing basis, stock-based compensation will be excluded from intercompany charges.

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities are as follows:

	As of December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Tax credits	$47,113	$38,354
Net operating loss carryforwards	40,325	44,975
Capitalized research and development	18,093	4,652
Intangible assets	6,374	3,881
Depreciation and amortization	1,970	1,355
Stock compensation	10,813	9,893
Other	2,845	2,832
Gross deferred tax assets	127,533	105,942
Less: valuation allowance	(127,328)	(105,638)
Net deferred tax assets	205	304
Deferred tax liabilities:
Intangible assets	(3,400)	(2,836)
Net deferred tax liabilities	$(3,195)	$(2,532)

Reported As
Deferred tax assets, non-current	$222	$318
Deferred tax liabilities, current	-	(14)
Deferred tax liabilities, non-current	(3,417)	(2,836)
Net deferred tax liabilities	$(3,195)	$(2,532)

As of December 31, 2015, the Company had total net operating loss carryforwards for federal and states of California and Massachusetts income tax purposes of $371.1 million and $200.1 million, respectively. If not utilized, these federal and state net operating loss carryforwards will expire beginning in 2020 and 2016, respectively. The federal and states of California and Massachusetts net operating loss carryforwards include excess windfall deductions of $214.3 million and $130.5 million, respectively.

The Company is tracking the portion of its deferred tax assets attributable to stock option benefits in a separate memo account pursuant to the accounting guidance for stock-based compensation. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to the guidance for stock-based compensation, the stock option benefits of approximately $83.1 million will be recorded within stockholders’ equity when it reduces cash taxes payable. The Company uses the “with and without” approach in determining when excess tax benefits have been realized, and the Company considers the direct effects of stock option deductions to calculate excess tax benefits.

As of December 31, 2015, the Company also had federal and state research and development tax credit carryforwards of approximately $40.7 million and $36.2 million, respectively. The federal and state tax credit carryforwards will expire commencing 2020 and 2016, respectively, except for the California research tax credits which carry forward indefinitely. The Company also has various federal tax credits of approximately $0.9 million.

The Company’s net deferred tax assets relate predominantly to its U.S. tax jurisdiction. A full valuation allowance against the Company federal and state net deferred tax assets has been in place since 2012. The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance as the Company is in a cumulative loss position over the previous three years, which is considered significant negative evidence. As such, the Company has not changed its judgment regarding the need for a full valuation allowance on its federal and state deferred tax assets as of December 31, 2014 and 2015. Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to net income in the period such determination is made.

The Company reviews whether the utilization of its net operating losses and research credits are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Utilization of these carryforwards is restricted and results in some amount expiring prior to benefiting the Company. The deferred tax assets shown above have been adjusted to reflect these expiring carryforwards.

Undistributed earnings of the Company’s foreign subsidiaries of approximately $38.3 million and $4.5 million as of December 31, 2015 and 2014, respectively, are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. As of December 31, 2015 and 2014, the amount of potential United States income tax of a future distribution would result in an immaterial amount of United States and foreign taxes.

The following table summarizes the activity related to the unrecognized tax benefits:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Balance at beginning of the year	$16,270	$14,625	$12,749
Gross increases (decreases) related to prior year's tax positions	398	199	(526)
Gross increases related to current year's tax positions	3,138	1,446	2,402
Releases related to prior year's tax positions	(97)	-	-
Balance at the end of the year	$19,709	$16,270	$14,625

Included in the unrecognized tax benefits at December 31, 2015 is $1.0 million that, if recognized, would reduce the Company’s annual effective tax rate after considering the valuation allowance. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has immaterial accrued potential penalties and interest during the year ended December 31, 2015, 2014 and 2013. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

Beginning in 2011, the Company is operating under tax incentives in Singapore, which are effective through February 2020. The tax incentives are conditional upon the Company meeting certain employment, revenue, and investment thresholds. The Company realized benefits from the reduced tax rate for the periods presented as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Provision for Singapore entity at statutory tax rate of 17%	$811	$719	$615
Provision for (benefit from) Singapore entity in the consolidated statement of operations	310	303	(209)
Benefit from preferential tax rate differential	(501)	(416)	(824)
Impact of tax benefits per basic and diluted share	$(0.01)	$(0.01)	$(0.02)

The Company’s major tax jurisdictions are the United States federal government, the states of California and Massachusetts, Japan, India, China and Singapore. The Company files income tax returns in the United States federal jurisdiction, the states of California and Massachusetts, various other states, and foreign jurisdictions in which it has a subsidiary or branch operations. The United States federal corporation income tax returns beginning with the 2000 tax year remain subject to examination by the Internal Revenue Service, or IRS. The California corporation income tax returns beginning with the 2000 tax year remain subject to examination by the California Franchise Tax Board. As of December 31, 2015, there are no on-going tax audits in the major tax jurisdictions other than India. The India tax audit is for the tax years 2011, 2012 and 2013. The Company does not expect any material tax adjustments from either of these audits.

10. Retirement Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company matches 50% of the employees’ annual contribution up to two thousand dollars per employee. The Company contributions to the plan may be made at the discretion of the Company’s board of directors. For the years ended December 31, 2015, 2014 and 2013, the Company’s defined contribution expense was $1.1 million, $1.0 million and $0.8 million, respectively.

In connection with local foreign laws, the Company is required to have a tenured-based defined benefit plan for its employees in Korea and India. The Company’s tenured-based payout liability is calculated based on the salary of each employee multiplied by the years of such employee’s employment, and is reflected on the Company’s consolidated balance sheets in other non-current liabilities on an accrual basis. The total liability from such defined benefit plan amounted to $0.4 million and $0.5 million as of December 31, 2015 and 2014, respectively.

11. Segment and Geographic Information

Operating segments are based on components of the Company that engage in business activity that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by the Company’s chief operating decision maker, or CODM, to make decisions about resource allocation and performance and (b) for which discrete financial information is available. The Company manages and operates as one operating segment.

The Company’s net revenue consists primarily of sale of semiconductor products and to a lesser extent also derives revenue from licensing software and related maintenance and support. The revenue from these sources is classified by the Company as product revenue. The Company also generates revenue from professional service arrangements which is categorized as service revenue. The total service revenue is less than 10% of the Company’s total net revenue for the years ended December 31, 2015, 2014 and 2013. The Company categorizes its net revenue in two different markets, (i) the enterprise network, data center and access and service provider markets; and (ii) broadband and consumer markets. The net revenue by markets for the periods indicated was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Enterprise network, data center and access and service provider markets	$377,809	$341,056	$259,860
Broadband and consumer markets	34,935	31,922	44,133
	$412,744	$372,978	$303,993

The following table is based on the geographic location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers.

Net revenue by geography for the periods indicated were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
United States	$128,431	$111,997	$90,537
China	100,980	93,045	77,965
Mexico	34,452	27,184	22,572
Korea	28,578	28,665	30,003
Taiwan	34,533	29,229	26,023
Finland	38,283	44,976	17,767
Germany	13,272	10,335	5,947
Other countries	34,215	27,547	33,179
Total	$412,744	$372,978	$303,993

The following table sets forth the tangible long lived assets, which consist of property and equipment, net by geographic regions:

	As of December 31,
	2015	2014
	(in thousands)
United States	$52,547	$49,856
All other countries	12,130	7,107
Total	$64,677	$56,963

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

Minimum commitments under non-cancelable operating leases and capital lease and technology license obligations as of December 31, 2015 are as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
2016	$21,766	$9,012	$30,778
2017	8,795	8,781	17,576
2018	1,075	8,947	10,022
2019	-	8,847	8,847
2020	-	8,966	8,966
2021 thereafter	-	14,169	14,169
	$31,636	$58,722	$90,358
Less: Interest component (3.75% annual rate)	1,170
Present value of minimum lease payment	30,466

Current portion of the obligations	$20,608
Long-term portion of obligations	$9,858

Rent expense incurred under operating leases was $8.0 million, $6.4 million and $5.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

On March 30, 2015, Xpliant exercised its option to purchase the manufacturing rights to accelerate the takeover of manufacturing, and to relieve Xpliant from any further obligation to purchase product quantities from Xpliant’s application specific integrated circuit, or ASIC, vendor. In consideration for this, Xpliant agreed to pay a $7.5 million manufacturing rights licensing fee and a per-unit royalty fee for certain ASIC products sold to certain customers for a limited time. The manufacturing rights licensing fee is payable in 4 equal quarterly payments, with the first installment payment due on April 29, 2015 and each of the subsequent three installment payments being due on the first day of the following calendar quarter. The royalty shall be payable within 30 days after the end of each calendar quarter following the sale. Considering the terms of the purchase of the manufacturing rights, the Company recorded the full amount of the manufacturing rights licensing fee within research and development expense on the consolidated statement of operations and the related liability was recorded within other accrued expenses and other current liabilities on the consolidated balance sheets. During 2015, the Company paid the first, second and third installments due.

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

Selected Quarterly Consolidated Financial Data (Unaudited)

The following table sets forth the Company’s unaudited consolidated statements of operations data for each of the quarters in the periods ended December 31, 2015 and 2014. The quarterly data have been prepared on the same basis as the audited consolidated financial statements. This should be read together with the consolidated financial statements and related notes included elsewhere in this Annual Report.

	Quarter Ended
	2015				2014
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Net revenue	$100,942	$105,063	$104,961	$101,778	$101,223	$97,833	$90,681	$83,241
Cost of revenue	34,092	36,203	37,673	35,799	38,402	35,710	33,897	30,350
Gross profit	66,850	68,860	67,288	65,979	62,821	62,123	56,784	52,891
Operating expenses:
Research and development	47,764	45,367	52,225	58,422	55,108	40,459	38,834	37,289
Sales, general and administrative	19,397	18,522	20,336	20,671	19,314	18,141	17,017	15,932
Total operating expenses	67,161	63,889	72,561	79,093	74,422	58,600	55,851	53,221
Income (loss) from operations	(311)	4,971	(5,273)	(13,114)	(11,601)	3,523	933	(330)
Other expense, net:
Interest expense	(227)	(216)	(388)	(410)	(293)	(387)	(333)	(459)
Change in estimated fair value of notes payable and other	-	-	-	-	-	(103)	(13,927)	(858)
Other, net	(138)	(173)	(33)	(66)	(313)	(116)	(53)	135
Total other expense, net	(365)	(389)	(421)	(476)	(606)	(606)	(14,313)	(1,182)
Income (loss) before income taxes	(676)	4,582	(5,694)	(13,590)	(12,207)	2,917	(13,380)	(1,512)
Provision for income taxes	354	366	661	301	268	811	311	243
Net income (loss)	(1,030)	4,216	(6,355)	(13,891)	(12,475)	2,106	(13,691)	(1,755)
Net loss attributable to non-controlling interest	-	-	-	-	(444)	(3,327)	(2,647)	(4,102)
Net income (loss) attributable to the Company	$(1,030)	$4,216	$(6,355)	$(13,891)	$(12,031)	$5,433	$(11,044)	$2,347
Earnings per share attributable to the Company:
Net income (loss) per common share, basic	$(0.02)	$0.08	$(0.11)	$(0.25)	$(0.22)	$0.10	$(0.21)	$0.04
Net income (loss) per common share, diluted	$(0.02)	$0.07	$(0.11)	$(0.25)	$(0.22)	$0.10	$(0.21)	$0.04

(1)	Research and development expense for the quarter ended March 31, 2015 included a charge of $7.5 million related to a manufacturing rights licensing fee due to a third party vendor.
(2)

Research and development expense and sales, general and administrative expenses for the quarter ended December 31, 2014 include stock-based compensation expense and related taxes of $8.8 million and $1.1 million, respectively, pursuant to the merger agreement with Xpliant.

(3)

A charge related to the change in estimated fair value of convertible notes and derivative feature of convertible security held by non-controlling interest for the quarters ended March 31, June 30 and September 30, 2014.

Schedule II - Valuation and Qualifying Accounts

	Balance at beginning of period	Additions	Deductions	Balance at end of period
	(in thousands)
Year ended December 31, 2015
Allowance for doubtful accounts	$24	$-	$-	$24
Allowance for customer returns	1,118	4,513	(4,187)	1,444
Income tax valuation allowance	105,638	21,690	-	127,328

Year ended December 31, 2014
Allowance for doubtful accounts	$24	$1	$(1)	$24
Allowance for customer returns	909	3,716	(3,507)	1,118
Income tax valuation allowance	79,928	25,710	-	105,638

Year ended December 31, 2013
Allowance for doubtful accounts	$24	$3	$(3)	$24
Allowance for customer returns	967	2,752	(2,810)	909
Income tax valuation allowance	59,736	20,192	-	79,928

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

Cavium’s management assessed the effectiveness of Cavium’s internal control over financial reporting as of December 31, 2015, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the assessment by Cavium’s management, Cavium’s management determined that Cavium’s internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2015. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of Cavium’s internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended) during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2016 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors and executive officers may be found under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K, and in the section entitled “Proposal 1 - Election of Directors” appearing in the Proxy Statement. Such information is incorporated herein by reference.

The information required by this Item with respect to our audit committee and audit committee financial expert may be found in the section entitled “Proposal 1 - Election of Directors - Audit Committee” appearing in the Proxy Statement. Such information is incorporated herein by reference.

The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 and our code of ethics may be found in the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal 1 - Election of Directors - Code of Ethics,” respectively, appearing in the Proxy Statement. Such information is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item is included in our proxy statement for our 2016 annual meeting of stockholders under the sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item relating to security ownership of certain beneficial owners and management is included in our proxy statement for our 2016 annual meeting of stockholders under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The information required by this item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the proxy statement for our 2016 annual meeting of stockholders under the section entitled “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included in our proxy statement for our 2016 annual meeting of stockholders under the sections entitled “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the information included in our proxy statement for our 2016 annual meeting of stockholders under the proposal entitled “Ratification of Selection of Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

Index to Consolidated Financial Statements

a. The following documents are filed as part of this report:

1.	Financial Statements:	46
	See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
2.	Financial Statement Schedule:	71
	Schedule II - Valuation and Qualifying Accounts
3.	Exhibits:	75
	The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2016.

Cavium, Inc.
By	/s/ Syed Ali
Syed Ali
President and Chief Executive Officer
By	/s/ Arthur Chadwick
Arthur Chadwick
Chief Financial Officer, Vice President of Finance and Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Syed Ali	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2016
Syed Ali
/s/ Arthur Chadwick	Chief Financial Officer, Vice President of Finance and Administration (Principal Financial and Accounting Officer)	February 22, 2016
Arthur Chadwick
/s/ Sanjay Mehrotra	Director	February 22, 2016
Sanjay Mehrotra
/s/ Madhav Rajan	Director	February 22, 2016
Madhav Rajan
/s/ C.N. Reddy	Director	February 22, 2016
C.N. Reddy
/s/ Anthony Thornley	Director	February 22, 2016
Anthony Thornley

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated July 30, 2014	10-Q	001-33435	2.1	8/1/2014

2.2	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated October 8, 2014	10-Q	001-33435	2.2	10/31/2014

2.3	Amendment No. 2 to the Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated March 31, 2015	8-K	001-33435	2.1	4/3/2015

2.4	Asset Purchase Agreement, dated January 25, 2011, between the Registrant and Wavesat Inc.	8-K	001-33435	2.1	1/31/2011

2.5	Asset Purchase Agreement, dated January 31, 2011, between the Registrant, Cavium Networks Singapore Pte. Ltd., and Celestial Semiconductor Ltd.	8-K/A	001-33435	2.2	2/3/2011

2.6	Supplemental Agreement relating to the Asset Purchase Agreement dated January 31, 2011 between the Registrant, Cavium Networks Singapore Pte. Ltd., and Celestial Semiconductor Ltd., dated March 4, 2011	8-K	001-33435	1.1	3/9/2011

2.7	Agreement and Plan Merger and Reorganization by and between the Registrant, MV Acquisition Corporation, Manta, LLC., and MontaVista Software, Inc., dated November 6, 2009	8-K	001-33435	2.1	11/10/2009

2.8	Amendment No. 1 to Agreement and Plan Merger and Reorganization by and between the Registrant, MV Acquisition Corporation, Manta, LLC ., and MontaVista Software, Inc., dated November 6, 2009	8-K	001-33435	10.1	12/18/2009

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-33435	3.2	6/20/2011

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-140660	3.5	4/13/2007

4.1	Reference is made to exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate	S-1/A	333-140660	4.2	4/24/2007

4.4	Registration Rights Agreement by and between the Registrant and certain stockholders of MontaVista Software, Inc., dated December 14, 2009.	8-K	001-33435	4.1	12/18/2009

4.5	Shareholders Agreement dated March 4, 2011, between the Registrant and Celestial Semiconductor Ltd.	8-K	001-33435	1.2	3/9/2011

10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and officers	S-1	333-140660	10.1	2/13/2007

10.2†	2001 Stock Incentive Plan and forms of agreements thereunder	S-1	333-140660	10.2	2/13/2007

10.3†	Amended 2007 Equity Incentive Plan	10-Q	001-33435	10.1	5/2/2014

10.4†	Form of Option Agreement under 2007 Equity Incentive Plan	10-Q	001-33435	10.24	5/2/2008

10.5†	Form of Option Grant Notice and Form of Exercise Notice under 2007 Equity Incentive Plan	S-1	333-140660	10.4	2/13/2007

10.6†	Form of Restricted Stock Unit Grant Notice under 2007 Equity Incentive Plan	10-Q	001-33435	10.25	8/8/2008

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

10.7†	Restricted Stock Unit Retention Plan	10-K	001-33435	10.7	3/2/2009

10.8†	Executive Employment Agreement, dated January 2, 2001, between the Registrant and Syed Ali	S-1	333-140660	10.5	2/13/2007

10.9†	Amendment to Executive Employment Agreement, dated December 24, 2008, between the Registrant and Syed Ali	10-K	001-33435	10.9	3/2/2009

10.10†	Employment Offer Letter, dated December 27, 2004, between the Registrant and Arthur Chadwick	S-1	333-140660	10.6	2/13/2007

10.11†	Employment Offer Letter, dated January 22, 2001, between the Registrant and Anil K. Jain	S-1	333-140660	10.7	2/13/2007

10.12†	Amendment to Offer Letter, dated December 24, 2008, between the Registrant and Anil Jain	10-K	001-33435	10.12	3/2/2009

10.13†	Letter Agreement, dated September 1, 2006, between the Registrant and Anthony Thornley	S-1	333-140660	10.10	2/13/2007

10.14†	Letter Agreement, dated July 15, 2009, between the Registrant and Sanjay Mehrotra	8-K	001-33435	10.1	7/24/2009

10.15†	Letter Agreement, dated March 22, 2013, between the Registrant and Madhav Rajan	10-Q	001-33435	10.2	5/6/2013

#10.16	Master Technology License Agreement, dated December 30, 2003, between the Registrant and MIPS Technologies, Inc.	S-1/A	333-140660	10.21	4/6/2007

#10.17	MIPS Core Technology Schedule, dated as of September 29, 2010, by and among the Registrant and MIPS Technologies, Inc.	10-Q	001-33435	10.1	10/29/2010

10.18	Lease Agreement dated March 17, 2011, between the Registrant and SI 37, LLC (“2315 Lease”)	8-K	001-33435	10.1	3/1/2011

10.19	Lease Agreement dated November 1, 2013, between the Registrant and SI 37, LLC (“2345 Lease”)	10-Q	001-33435	10.1	11/4/2013

10.20	First Amendment to Lease Agreement dated November 1, 2013, between the Registrant and SI 37, LLC (“2315 Lease”)	10-Q	001-33435	10.2	11/4/2013

10.21†	Employment Offer Letter, dated February 11, 2011, between the Registrant and Vincent Pangrazio	10-Q	001-33435	10.1	5/6/2011

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

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