Form 10-Q
period 2016-03-31
CAVIUM, INC.
filed 2016-04-29
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of April 28, 2016 was: 57,335,146

CAVIUM, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of March 31, 2016	As of December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$129,629	$134,646
Accounts receivable, net of allowances of $1,481 and $1,468, respectively	79,594	68,742
Inventories	48,092	47,009
Prepaid expenses and other current assets	8,233	10,231
Total current assets	265,548	260,628
Property and equipment, net	63,303	64,677
Intangible assets, net	37,907	35,492
Goodwill	71,478	71,478
Other assets	1,738	1,718
Total assets	$439,974	$433,993

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable	$25,668	$27,489
Other accrued expenses and other current liabilities	8,326	9,443
Deferred revenue	6,425	6,316
Capital lease and technology license obligations	17,286	20,608
Total current liabilities	57,705	63,856
Capital lease and technology license obligations, net of current portion	6,932	9,858
Deferred tax liability	3,785	3,417
Other non-current liabilities	2,907	2,962
Total liabilities	71,329	80,093

Commitments and contingencies (Note 10)

Stockholders' equity
Common stock, par value $0.001:
200,000,000 shares authorized; 57,335,146 and 56,259,252 shares issued and outstanding, respectively	57	56
Additional paid-in capital	561,833	543,256
Accumulated deficit	(193,245)	(189,412)
Total stockholders' equity	368,645	353,900
Total liabilities and stockholders' equity	$439,974	$433,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net revenue	$101,882	$101,778
Cost of revenue	33,866	35,799
Gross profit	68,016	65,979
Operating expenses:
Research and development	50,455	58,422
Sales, general and administrative	20,925	20,671
Total operating expenses	71,380	79,093
Loss from operations	(3,364)	(13,114)
Other income (expense), net:
Interest expense	(208)	(410)
Other, net	14	(66)
Total other expense, net	(194)	(476)
Loss before income taxes	(3,558)	(13,590)
Provision for income taxes	275	301
Net loss	$(3,833)	$(13,891)

Earnings per share:
Net loss per common share, basic	$(0.07)	$(0.25)
Shares used in computing basic net loss per common share	56,932	54,882
Net loss per common share, diluted	$(0.07)	$(0.25)
Shares used in computing diluted net loss per common share	56,932	54,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,833)	$(13,891)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	13,393	11,699
Depreciation and amortization	11,384	10,317
Deferred income taxes	365	154
Gain on disposition of certain consumer product assets	-	(400)
Changes in assets and liabilities:
Accounts receivable, net	(10,852)	(8,618)
Inventories	(1,024)	(401)
Prepaid expenses and other current assets	1,999	(814)
Other assets	(17)	(120)
Accounts payable	(5,489)	(2,247)
Deferred revenue	109	(238)
Accrued expenses and other current and non-current liabilities	(1,173)	8,048
Net cash provided by operating activities	4,862	3,489

Cash flows from investing activities:
Purchases of property and equipment	(5,026)	(9,901)
Purchases of intangible assets	(3,731)	(667)
Cash payment to common shareholders of Xpliant	-	(2,541)
Proceeds received from disposition of certain consumer product assets	-	400
Sale of short-term investment	-	1,000
Net cash used in investing activities	(8,757)	(11,709)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	5,126	6,911
Principal payment of capital lease and technology license obligations	(6,248)	(9,384)
Net cash used in financing activities	(1,122)	(2,473)

Net decrease in cash and cash equivalents	(5,017)	(10,693)
Cash and cash equivalents, beginning of period	134,646	131,718
Cash and cash equivalents, end of period	$129,629	$121,025

Supplemental disclosures of cash flows from investing and financing activities:
Property and equipment and intangible assets acquired included in accounts payable, other accrued expense and other current liabilities	$5,932	$2,089

Property and equipment and intangible assets acquired included in capital lease and technology license obligations	-	600

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

The condensed consolidated financial statements have been prepared in accordance with US GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. For further information, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K (File No. 001-33435) on file with the SEC for the year ended December 31, 2015.

The condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s condensed consolidated financial position at March 31, 2016, and the condensed consolidated results of its operations for the three months ended March 31, 2016 and 2015, and condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by US GAAP.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There had been no material changes to these accounting policies other than the accounting for stock-based compensation. For options granted beginning 2016, the Company used historical exercise patterns to estimate the expected life. Prior to 2016, the Company used the simplified method as permitted by the guidance on stock-based compensation to estimate the expected life.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued an update to the guidance on stock-based compensation. Under the new guidance, all excess tax benefits and tax deficiencies will be recognized in the income statement as they occur. This will replace the current guidance, which requires tax benefits that exceed compensation cost (windfalls) to be recognized in equity. It will also eliminate the need to maintain a “windfall pool,” and will remove the requirement to delay recognizing a windfall until it reduces current taxes payable. The new guidance will also change the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes. Today, windfalls are classified as financing activities. Also, most companies with stock-based compensation will show additional dilutive effects in earnings per share, or EPS, calculations. This is because there will no longer be excess tax benefits recognized in additional paid in capital. Today those excess tax benefits are included in assumed proceeds from applying the treasury stock method when computing diluted EPS. Under the amended guidance, companies will be able to make an accounting policy election to either (1) continue to estimate forfeitures or (2) account for forfeitures as they occur. This updated guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact this updated guidance on its financial statements and related disclosures.

In February 2016, the FASB issued an updated guidance on leases. The core principle of this updated guidance is that a lessee should recognize the assets and lease liabilities on the balance sheet for certain leases classified as operating leases under previous GAAP. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. This updated guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact this updated guidance on its financial statements and related disclosures.

In January 2016, the FASB issued an updated guidance on Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this updated guidance, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Further, it requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). It also eliminates the requirement for entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this updated guidance are effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The adoption of this updated guidance is not expected to have a material effect on the Company’s financial statements and related disclosures.

In May 2014, the FASB issued a new guidance on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. The new revenue guidance’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the guidance requires five basic steps: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when or as the entity satisfies a performance obligation. In August 2015, the FASB issued an update to defer the effective date by one year. In 2016, the FASB issued amendments intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and revenue from contracts with customers. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods during the annual period. Early adoption is allowed for annual reporting periods beginning after December 15, 2016. This new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has not selected the transition method and is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

2. Net Loss Per Common Share

The following table sets forth the computation of net loss per share:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
Net loss	$(3,833)	$(13,891)
Weighted average common shares outstanding - basic	56,932	54,882
Dilutive effect of employee stock plans	-	-
Weighted average common shares outstanding - diluted	56,932	54,882
Net loss per common share, basic	$(0.07)	$(0.25)
Net loss per common share, diluted	$(0.07)	$(0.25)

The following outstanding options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Options to purchase common stock	1,472	2,264
Restricted stock units	2,947	2,790

3. Fair Value Measurements

At March 31, 2016 and December 31, 2015, the Company’s cash equivalents comprised of an investment in a money market fund. In accordance with the guidance for fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund and short-term bank deposit as Level 1, which approximated $91.2 million and $102.2 million as of March 31, 2016 and December 31, 2015, respectively. The carrying amount of the Company’s accounts receivable, accounts payable and accrued expenses approximate fair value due to their short term maturities.

There are no other financial assets and liabilities that require Level 2 or Level 3 fair value hierarchy measurements and disclosures.

4. Balance Sheet Components

Inventories

	As of March 31, 2016	As of December 31, 2015
	(in thousands)
Work-in-process	$35,188	$33,701
Finished goods	12,904	13,308
	$48,092	$47,009

Property and equipment, net

	As of March 31, 2016	As of December 31, 2015
	(in thousands)
Test equipment and mask costs	$76,948	$71,021
Software, design tools, computer and other equipment	63,403	62,331
Furniture, office equipment and leasehold improvements	6,361	5,755
	146,712	139,107
Less: accumulated depreciation and amortization	(83,409)	(74,430)
	$63,303	$64,677

Depreciation and amortization expense was $9.0 million and $7.5 million for the three months ended March 31, 2016 and 2015, respectively.

The Company leases certain design tools under capital lease and certain financing arrangements which are included in property and equipment, which total cost, net of accumulated amortization amounted to $21.5 million and $25.3 million at March 31, 2016 and December 31, 2015, respectively. Amortization expense related to assets recorded under capital lease and certain financing agreements was $3.7 million and $3.7 million for the three months ended March 31, 2016 and 2015, respectively.

Other accrued expenses and other current liabilities

	As of March 31, 2016	As of December 31, 2015
	(in thousands)
Accrued compensation and related benefits	$5,085	$4,485
Professional fees	976	1,018
Accrued royalties	907	761
Manufacturing rights payable (Note 10)	-	1,875
Income tax payable	439	541
Other	919	763
	$8,326	$9,443

Warranty Accrual

The following table presents a rollforward of the warranty liability, which is included within other accrued expenses and other current liabilities above:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Beginning balance	$336	$227
Accruals and adjustments	200	279
Settlements	(147)	(64)
Ending balance	$389	$442

Deferred revenue

	As of March 31, 2016	As of December 31, 2015
	(in thousands)
Services/support and maintenance	$5,621	$5,531
Software license/subscription	804	785
	$6,425	$6,316

5. Business Combination

Xpliant, Inc.

Pursuant to the Agreement and Plan of Merger and Reorganization (“the Merger Agreement”) between the Company and Xpliant, a final closing occurred on April 29, 2015 as discussed in detail below. Between May 2012 and March 2015, the Company entered into several note purchase agreements and promissory notes with Xpliant to provide cash advances. Xpliant was a Delaware incorporated and privately held company, engaged in the design and development of next generation software defined network switch chips. Prior to the closing of the merger pursuant to the Merger Agreement, the Company concluded that Xpliant was a VIE as the Company was Xpliant’s primary beneficiary due to the Company’s involvement with Xpliant and the Company’s purchase option to acquire Xpliant. As such, the Company has included the accounts of Xpliant in the condensed consolidated financial statements. The Company had made total cash advances of $85.8 million, consisting of $10.0 million under nine convertible notes which, as amended, matured on August 31, 2014 and $75.8 million under several promissory notes which originally matured between April 2015 and March 2016. All promissory notes were cancelled as of July 31, 2015.

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

6. Goodwill and Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of March 31, 2016 was $71.5 million, unchanged from the balance at December 31, 2015.

Intangible assets, net

	As of March 31, 2016
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Technology licenses	$75,306	$(37,838)	$37,468	5.66
Existing and core technology - product	41,711	(41,272)	439	0.74
Customer contracts and relationships	2,215	(2,215)	-	-
Trade name	2,296	(2,296)	-	-
Total amortizable intangible assets	$121,528	$(83,621)	$37,907	5.60

	As of December 31, 2015
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Technology licenses	$70,521	$(35,625)	$34,896	6.10
Existing and core technology - product	41,711	(41,115)	596	0.99
Customer contracts and relationships	2,215	(2,215)	-	-
Trade name	2,296	(2,296)	-	-
Total amortizable intangible assets	$116,743	$(81,251)	$35,492	6.01

Amortization expense was $2.4 million and $2.9 million for the three months ended March 31, 2016 and 2015, respectively. The estimated future amortization expense of amortizable intangible assets is as follows (in thousands):

Remainder of 2016	$7,380
2017	8,073
2018	6,504
2019	4,510
2020	3,994
2021 and thereafter	7,446
$37,907

7. Stockholders’ Equity

Equity Incentive Plans

The following table summarizes the details related to stock options granted and outstanding under the 2007 Equity Incentive Plan and 2001 Stock Incentive Plan for the three months ended March 31, 2016:

	Number of Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2015	2,027,999	$24.75
Options granted	175,776	48.88
Options exercised	(731,778)	7.00
Options cancelled and forfeited	-	-
Balance as of March 31, 2016	1,471,997	36.45

The fair value of each option grant for the three months ended March 31, 2016 and 2015 were estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions below. For options granted beginning 2016, the Company used historical exercise patterns to estimate the expected life. Prior to 2016, the Company used the simplified method as permitted by the guidance on stock-based compensation to estimate the expected life.

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.11%	1.41%
Expected life	4.96 years	4.58 years
Dividend yield	0%	0%
Volatility	42.51%	43.03%

The estimated weighted-average grant date fair value of options granted for the three months ended March 31, 2016 and 2015 was $18.65 per share and $23.60 per share, respectively.

As of March 31, 2016, there was $5.6 million of unrecognized compensation costs, net of estimated forfeitures, related to stock options granted under the Company’s 2007 Equity Incentive Plan and 2001 Stock Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.86 years.

The following table summarizes the details related to restricted stock units, or RSUs, granted and outstanding under the 2007 Equity Incentive Plan for the three months ended March 31, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2015	2,194,068	$47.85
Granted	1,138,676	49.14
Issued and released	(344,116)	42.92
Cancelled and forfeited	(41,871)	61.70
Balance as of March 31, 2016	2,946,757	48.73

Included in the RSU grants in the table above was one-year performance-based RSUs granted in February 2016 for which the Company determined that the fair value of these performance RSU’s was $2.9 million. The Company recorded the related stock-based compensation expense based on its evaluation of the probability of achieving the milestones of all of the outstanding performance-based RSU’s as of March 31, 2016. At each reporting period, the Company evaluates the probability of achieving the milestone of each of the outstanding performance-based RSU’s and updates the recognition of related stock-based compensation expense.

Also included in the RSU grants in the table above was a three-year vesting market-based RSU granted in February 2016. This market-based RSU will vest if: (i) during the performance period, the Company’s total stockholder return over a period of 30 consecutive trading days is equal to or greater than that of the industry index set by the compensation committee of the board of directors; and (ii) the recipient remains in continuous service with the Company through such vesting period. The fair value of the market-based RSU was determined by management using the Monte Carlo simulation method which takes into account multiple input variables that determine the probability of satisfying the market conditions stipulated in the award. This method requires the input of assumptions, including the expected volatility of the Company’s common stock, and a risk-free interest rate, similar to assumptions used in determining the fair value of the stock option grants discussed above. As such, the Company determined that the fair value of this market-based RSU was $3.3 million at the date of grant. The Company recorded the related stock-based compensation expense for the three months ended March 31, 2016 related to this grant.

As of March 31, 2016, there was $116.3 million of unrecognized compensation costs, net of estimated forfeitures related to RSUs granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.75 years.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cost of revenue	$183	$197
Research and development	8,014	6,795
Sales, general and administrative	5,196	4,707
	$13,393	$11,699

The total stock-based compensation cost capitalized as part of inventory as of March 31, 2016 and December 31, 2015 was not material.

8. Income Taxes

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

The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Loss before income taxes	$(3,558)	$(13,590)
Provision for income taxes	275	301
Effective tax rate	(7.7)%	(2.2)%

The provision for income taxes for the three months ended March 31, 2016 and 2015 were primarily related to earnings in foreign jurisdictions. The difference between the provision for income taxes that would be derived by applying the statutory rate to the Company’s loss before income taxes and the provision for income taxes recorded for the three months ended March 31, 2016 and 2015 were primarily attributable to the difference in foreign tax rates and an increase in deferred tax liability related to the indefinite lived intangible assets.

The Company’s net deferred tax assets relate predominantly to its U.S. tax jurisdiction. A full valuation allowance against the Company federal and state net deferred tax assets has been in place since 2012. The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance as the Company is in a cumulative loss position over the previous three years, which is considered significant negative evidence. As such, the Company has not changed its judgment regarding the need for a full valuation allowance on its federal and state deferred tax assets as of December 31, 2015 and March 31, 2016. Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to net income in the period such determination is made.

On July 27, 2015, the U.S. Tax Court in Altera Corp. v. Commissioner, 145 T.C. No. 3 (2015) issued an opinion with respect to Altera’s litigation with the Internal Revenue Service, concerning the treatment of stock-based compensation expense in an inter-company cost sharing arrangement. In ruling in favor of Altera, the Tax Court invalidated the portion of the Treasury regulations requiring the inclusion of stock-based compensation expense in such inter-company cost-sharing arrangements. Accordingly, the Company adjusted its inter-company arrangement to reflect the recent ruling; however, due to the valuation allowance against the Company’s federal and state net deferred tax assets, there was no material impact. On an ongoing basis, stock-based compensation will be excluded from intercompany charges.

9. Segment and Geographic Information

The Company manages and operates as one reporting segment. The Company’s revenue consists primarily of sale of semiconductor products and the Company also derives revenue from licensing software and related maintenance and support. The revenue from these sources is classified by the Company as product revenue. The Company also generates revenue from professional service arrangements which is categorized as service revenue. The total service revenue is less than 10% of the Company’s total revenue for the three months ended March 31, 2016 and 2015. The Company categorizes its net revenue in two different markets, (i) the enterprise network, data center and access and service provider markets; and (ii) broadband and consumer markets. The net revenue by markets for the periods indicated was as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Enterprise network, data center and access and service provider markets	$94,010	$92,397
Broadband and consumer markets	7,872	9,381
	$101,882	$101,778

The following table is based on the geographic location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers.

Sales by geography for the periods indicated were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
United States	$33,466	$32,005
China	23,733	26,118
Finland	16,563	7,915
Taiwan	9,333	8,370
Mexico	5,791	9,536
Korea	3,370	7,915
Other countries	9,626	9,919
Total	$101,882	$101,778

The following table sets forth tangible long lived assets, which consist of property and equipment, net by geographic regions:

	As of March 31, 2016	As of December 31, 2015
	(in thousands)
United States	$49,416	$52,547
All other countries	13,887	12,130
Total	$63,303	$64,677

10. Commitments and Contingencies

The Company is not currently a party to any legal proceedings, the outcome of which, if determined adversely to the Company, would have a material adverse effect on the condensed consolidated financial position, condensed results of operations or condensed cash flows of the Company.

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expire on various dates ending in October 2022. The Company also acquires certain assets under capital leases. Rent expense incurred under operating leases was $2.4 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively.

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

Minimum commitments under non-cancelable operating and capital lease agreements as of March 31, 2016 are as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
Remainder of 2016	$15,132	$6,790	$21,922
2017	8,794	8,847	17,641
2018	1,075	8,969	10,044
2019	-	8,847	8,847
2020	-	8,966	8,966
2021 thereafter	-	14,169	14,169
	$25,001	$56,588	$81,589
Less: Interest component (3.75% annual rate)	783
Present value of minimum lease payment	24,218

Current portion of the obligations	$17,286
Long-term portion of obligations	$6,932

On March 30, 2015, Xpliant exercised its option to purchase the manufacturing rights to accelerate the takeover of manufacturing, and to relieve Xpliant from any further obligation to purchase product quantities from Xpliant’s application specific integrated circuit, or ASIC, vendor. In consideration for this, Xpliant agreed to pay a $7.5 million manufacturing rights licensing fee and a per-unit royalty fee for certain ASIC products sold to certain customers for a limited time. The manufacturing rights licensing fee is payable in four equal quarterly payments, with the first installment payment due on April 29, 2015 and each of the subsequent three installment payments being due on the first day of the following calendar quarter. The royalty shall be payable within 30 days after the end of each calendar quarter following the sale. Considering the terms of the purchase of the manufacturing rights, the Company recorded the full amount of the manufacturing rights licensing fee within research and development expense on the condensed consolidated statement of operations for the three months ended March 31, 2015 and the related liability was recorded within other accrued expenses and other current liabilities on the condensed consolidated balance sheets. In 2015, the Company settled three installments due. The final installment payment was made during the three months ended March 31, 2016.

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

OCTEON®, OCTEON Fusion-MTM, OCTEON XL®, LiquidIO®, LiquidSecurity ®, NITROX®, NEURON Search®, ThunderX®, Xpliant® and XPATM are trademarks or registered trademarks of Cavium, Inc.

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

Results of Operations

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Three Months Ended March 31,
	2016	2015	Change	%
	(in thousands)
Net revenue	$101,882	$101,778	$104	0.1%
Cost of revenue	33,866	35,799	(1,933)	-5.4%
Gross Profit	$68,016	$65,979	$2,037	3.1%
Gross Margin	66.8%	64.8%	2.0%

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

Two customers together accounted for 40.4% and 24.9% of our net revenue in the three months ended March 31, 2016 and March 31, 2015, respectively. No other customer accounted for more than 10.0% of our revenues in the three months ended March 31, 2016 and 2015.

We use distributors to support some of our sales logistics including importation and credit management. Total net revenue through distributors accounted for 36.4% and 32.4% in the three months ended March 31, 2016 and 2015, respectively. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands.

Net revenue in the three months ended March 31, 2016 was flat compared to the three months ended March 31, 2015. Sales in our enterprise network; data center and access and service provider markets, combined increased by $1.6 million while sales in our broadband and consumer market decreased by $1.5 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The overall increase in sales in our enterprise networks; data center; and access and service provider markets and the decrease and increase in our broadband and consumer market was mainly due to the fluctuation in demand for our products in those respective markets as a result of the timing of our customers’ volume production of our design wins.

Our net revenue by markets for periods indicated was as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Enterprise network, data center and access and service provider markets	$94,010	$92,397
Broadband and consumer markets	7,872	9,381
	$101,882	$101,778

The following table is based on the geographic location of our customers including the original equipment manufacturers, contract manufacturers or the distributors who purchased our products and services. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods presented were:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
United States	$33,466	$32,005
China	23,733	26,118
Finland	16,563	7,915
Taiwan	9,333	8,370
Mexico	5,791	9,536
Korea	3,370	7,915
Other countries	9,626	9,919
Total	$101,882	$101,778

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

Gross margin increased by 2.0 percentage points from 64.8% in the three months ended March 31, 2015 to 66.8% in the three months ended March 31, 2016. The increase in gross margin was mainly due to a small shift of product sales mix. Higher performance products yield higher gross margins compared to our lower performance products.

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

	Three Months Ended March 31,
	2016	2015	Change	%
	(in thousands)
Research and development expenses	$50,455	$58,422	$(7,967)	-13.6%
Percent of total net revenue	49.5%	57.4%	-7.9%

The decrease in research and development expenses in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was partly due to a manufacturing right acquired from a third party vendor amounting to $7.5 million which was recorded as research and development expense in the three months ended March 31, 2015. In addition, outsourced engineering services and other miscellaneous research and development expenses decreased by $6.8 million due to the timing of our research and development work for Xpliant and for our other new product families. These decreases were partially offset by the increase in salaries and employee benefits of $2.5 million and stock-based compensation expense of $1.0 million mainly as a result of the increase in headcount. Depreciation and amortization expense also increased by $1.2 million due to additional property and equipment and intangible assets acquired for research and development. The credits we recognized resulting from our research and development collaboration agreement with a customer decreased by $1.7 million. Research and development headcount was 781 at March 31, 2016 compared to 728 at March 31, 2015.

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

	Three Months Ended March 31,
	2016	2015	Change	%
	(in thousands)
Sales, general and administrative expenses	$20,925	$20,671	$254	1.2%
Percent of total net revenue	20.5%	20.3%	0.2%

Sales, general and administrative expenses slightly increased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to the increase in salaries and employee benefits of $0.9 million and stock-based compensation expense of $0.8 million mainly as a result of the increase in headcount. Facilities, marketing and other miscellaneous sales, general and administrative expenses, combined increased by $0.3 million as a result of an increase in headcount and increase in marketing related activities. These increases were partially offset by the decrease in outside services by $1.8 million mainly due to the timing of legal services for intellectual property related matters. Sales, general and administrative headcount was 195 at March 31, 2016 compared to 188 at March 31, 2015.

Other income (expense), net. Other income (expense), net primarily includes interest expense associated with capital lease and technology license obligations, interest income on cash and cash equivalents and foreign currency gains and losses. Total other expense, net for the periods presented were:

	Three Months Ended March 31,
	2016	2015	Change	%
	(in thousands)
Interest expense	$(208)	$(410)	$202	-49.3%
Other, net	14	(66)	52	-78.8%
Total other expense, net	$(194)	$(476)	$254	-53.4%

The decrease in other expense, net in three months ended March 31, 2016 compared to the three months ended March 31, 2015 was mainly due to the decrease in interest expense associated with capital lease and technology license obligations.

Provision for Income Taxes. The quarterly provision for income taxes were based on our estimated annual effective tax rate, plus any discrete items, and taking into account valuation allowance, as necessary, in compliance with applicable guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income, our interpretations of tax laws and the possible outcomes of current and future audits. The following table presents the provision for income taxes and the effective tax rates for the respective periods presented:

	Three Months Ended March 31,
	2016	2015	Change	%
	(in thousands)
Loss before income taxes	$(3,558)	$(13,590)	$10,032	-73.8%
Provision for income taxes	275	301	(26)	-8.6%
Effective tax rate	(7.7)%	(2.2)%	(5.5)%

The provision for income taxes for the three months ended March 31, 2016 and 2015 were primarily related to earnings in foreign jurisdictions. The difference between the provision for income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision for income taxes recorded in the three months ended March 31, 2016 and 2015 were primarily attributable to the difference in foreign tax rates and an increase in deferred tax liability related to the indefinite lived intangible assets.

Liquidity and Capital Resources

Following is a summary of our working capital and cash and cash equivalents as of the periods presented:

	As of March 31, 2016	As of December 31, 2015
	(in thousands)
Working capital	$207,843	$196,772
Cash and cash equivalents	129,629	134,646

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$4,862	$3,489
Net cash used in investing activities	(8,757)	(11,709)
Net cash used in financing activities	(1,122)	(2,473)

Cash Flows from Operating Activities

Net cash flows from operating activities increased by $1.4 million from net cash provided by operating activities of $3.5 million in the three months ended March 31, 2015 compared to $4.9 million in the three months ended March 31, 2016. Total cash inflow from operations after adjustment of non-cash items in the three months ended March 31, 2016 and 2015 were $21.3 million and $7.9 million, respectively. The increase was mainly due to a smaller loss from operations in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 resulting from higher gross margin and the decrease in expenses of Xpliant. Changes in assets and liabilities resulted in net cash outflow of $16.4 million in the three months ended March 31, 2016 compared to $4.4 million in the three months ended March 31, 2015. The significant changes in assets and liabilities in the three months ended March 31, 2016 were higher accounts receivable resulting from the timing of shipments to customers and lower accounts payable and accrued expenses and other current liabilities due to the timing of payments to vendors. The significant changes in assets and liabilities in the three months ended March 31, 2015 were higher accounts receivable resulting from the timing of shipments to customers and higher accrued expenses and other current liabilities due to the timing of payments to vendors.

Cash Flows from Investing Activities

Net cash used in investing activities in the three months ended March 31, 2016 was $8.8 million compared to $11.7 million in the three months ended March 31, 2015. Net cash used in investing activities in the three months ended March 31, 2016 resulted from the cash payments made to purchase property and equipment of $5.0 million and intangible assets of $3.7 million. Net cash used in investing activities in the three months ended March 31, 2015 partly resulted from the cash payments made to purchase property and equipment of $9.9 million, cash payments made to purchase intangible assets of $0.7 million and cash payment to common shareholders of Xpliant of $2.5 million pursuant to the first closing of the merger. These cash outflows were partially offset by the proceeds from sale of a short-term investment of $1.0 million and the proceeds received from the disposition of certain consumer product assets of $0.4 million.

Cash Flows from Financing Activities

Net cash used in financing activities in the three months ended March 31, 2016 was $1.1 million compared to $2.5 million in the three months ended March 31, 2015. Net cash used in financing activities in the three months ended March 31, 2016 resulted from the principal payments of capital lease and technology license obligations of $6.2 million, which was partially offset by the proceeds received from issuance of common stock upon the exercise of options of $5.1 million. Net cash provided by financing activities in the three months ended March 31, 2015 resulted mainly from the principal payments of capital lease and technology license obligations of $9.4 million which was partially offset by the proceeds received from issuance of common stock upon the exercise of options of $6.9 million.

Capital Resources

Cash equivalents consist of an investment in a money market fund. We believe that our $129.6 million of cash and cash equivalents at March 31, 2016, and expected cash flow from operations, if any, will be sufficient to fund our projected operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known through the filing of this report, we believe our exposure related to the above indemnities of March 31, 2016, was not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The table below describes our commitments to settle contractual obligations in cash as of March 31, 2016:

	Payments Due By Period
	Total	Remainder of 2016	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$56,588	$6,790	$17,816	$17,813	$14,169
Capital lease and technology license obligations	25,001	15,132	9,869	-	-
Total	$81,589	$21,922	$27,685	$17,813	$14,169

As of March 31, 2016, the liability for uncertain tax positions was $0.8 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either not enforceable or legally binding or are subject to change based on our business decisions.

Critical Accounting Policies and Estimates

The preparation of our financial statements and accompanying disclosures in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The SEC has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) stock-based compensation; (3) inventory valuation; (4) accounting for income taxes; (5) mask costs; (6) business combinations and (7) valuation of goodwill and purchased intangible assets. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. Management believes that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 22, 2016.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the three months ended March 31, 2016, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on February 22, 2016.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

This information is included in Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, and is incorporated herein by reference.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 22, 2016.

Risks Related to Our Business and Industry

*We have a limited history of profitability, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.

We have a history of losses during certain quarterly or annual periods since our incorporation. As of March 31, 2016, our accumulated deficit was $193.2 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that may require additional expenditures. As a result of these expenditures, we may not generate sufficient revenue to achieve profitability. Our revenue growth trend in 2013, 2014 and 2015 may not be sustainable, and accordingly, we may incur losses in the future.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 62.4% and 46.47% of our net revenue from our top five customers in the three months ended March 31, 2016 and 2015, respectively. Two customers together accounted for 40.4% and 24.9% of our net revenue in the three months ended March 31, 2016 and 2015, respectively. No other customer accounted for more than 10% of our net revenue in the three months ended March 31, 2016 and 2015. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and that the portion of our revenues attributable to some of these customers may increase in the future. However, we may not be able to maintain or increase sales to some of our top customers for a variety of reasons, including the following:

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

The failure of our patents and other intellectual property protections to adequately protect our technology might make it easier for our competitors to offer similar products or technologies, which would harm our business. Including patents from our acquisitions, we have been issued 134 patents in the United States and 50 patents in foreign countries and have an additional 312 patent applications pending in the United States and 317 patent applications pending in foreign countries as of March 31, 2016. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are shipped, sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

Although we reserve for uncertain tax positions, including related penalties and interest, the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to record additional income tax expense or establish an additional valuation allowance, which could materially impact our financial position and results of operations. (See Note 8 of the Notes to Condensed Consolidated Financial Statements).

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through March 2016, our stock price has fluctuated from a low of $7.61 to a high of $76.38. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Item 5. Other Information

The members of our board of directors and our officers entered into a revised indemnity agreement which was revised to be consistent with current industry standards.  A copy of the revised indemnity agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVIUM, INC.

Date: April 29, 2016	By:	/S/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer and Vice President of Finance and Administration

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated July 30, 2014 (1)

2.2*	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated October 8, 2014 (2)

2.3*	Amendment No. 2 to the Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated March 31, 2015 (3)

3.1	Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated Bylaws of the Registrant(5)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (6)

10.1	Indemnity Agreement

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

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