Form 10-Q
period 2016-06-30
CAVIUM, INC.
filed 2016-08-08
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of August 2, 2016 was: 57,898,237

CAVIUM, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of June 30, 2016	As of December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$140,419	$134,646
Accounts receivable, net of allowances of $1,632 and $1,468, respectively	82,137	68,742
Inventories	52,702	47,009
Prepaid expenses and other current assets	10,109	10,231
Total current assets	285,367	260,628
Property and equipment, net	64,917	64,677
Intangible assets, net	36,698	35,492
Goodwill	71,478	71,478
Other assets	1,822	1,718
Total assets	$460,282	$433,993

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable	$30,024	$27,489
Accrued expenses and other current liabilities	16,447	9,443
Deferred revenue	7,856	6,316
Capital lease and technology license obligations	17,380	20,608
Total current liabilities	71,707	63,856
Capital lease and technology license obligations, net of current portion	4,182	9,858
Deferred tax liability	3,923	3,417
Other non-current liabilities	4,140	2,962
Total liabilities	83,952	80,093

Commitments and contingencies (Note 10)

Stockholders' equity
Common stock, par value $0.001:
200,000,000 shares authorized; 57,661,961 and 56,259,252 shares issued and outstanding, respectively	58	56
Additional paid-in capital	576,927	543,256
Accumulated deficit	(200,655)	(189,412)
Total stockholders' equity	376,330	353,900
Total liabilities and stockholders' equity	$460,282	$433,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$107,158	$104,961	$209,040	$206,739
Cost of revenue	35,499	37,673	69,365	73,472
Gross profit	71,659	67,288	139,675	133,267
Operating expenses:
Research and development	52,578	52,225	103,033	110,647
Sales, general and administrative	25,882	20,336	46,807	41,007
Total operating expenses	78,460	72,561	149,840	151,654
Loss from operations	(6,801)	(5,273)	(10,165)	(18,387)
Other income (expense), net:
Interest expense	(185)	(388)	(393)	(798)
Other, net	(151)	(33)	(137)	(99)
Total other expense, net	(336)	(421)	(530)	(897)
Loss before income taxes	(7,137)	(5,694)	(10,695)	(19,284)
Provision for income taxes	273	661	548	962
Net loss	$(7,410)	$(6,355)	$(11,243)	$(20,246)

Earnings per share:
Net loss per common share, basic	$(0.13)	$(0.11)	$(0.20)	$(0.37)
Shares used in computing basic net loss per common share	57,527	55,507	57,229	55,196
Net loss per common share, diluted	$(0.13)	$(0.11)	$(0.20)	$(0.37)
Shares used in computing diluted net loss per common share	57,527	55,507	57,229	55,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(11,243)	$(20,246)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	27,317	23,475
Depreciation and amortization	23,086	21,948
Deferred income taxes	505	323
Gain on disposition of certain consumer product assets	-	(400)
Changes in assets and liabilities:
Accounts receivable, net	(13,395)	(18,966)
Inventories	(5,613)	1,519
Prepaid expenses and other current assets	122	(1,182)
Other assets	(101)	(146)
Accounts payable	3,141	1,426
Deferred revenue	1,539	988
Accrued expenses and other current and non-current liabilities	8,182	7,205
Net cash provided by operating activities	33,540	15,944

Cash flows from investing activities:
Purchases of property and equipment	(18,665)	(15,385)
Purchases of intangible assets	(6,474)	(3,783)
Cash payment to common shareholders of Xpliant	-	(3,630)
Proceeds received from disposition of certain consumer product assets	-	400
Sale of short-term investment	-	1,000
Net cash used in investing activities	(25,139)	(21,398)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	6,276	7,851
Principal payment of capital lease and technology license obligations	(8,904)	(12,131)
Net cash used in financing activities	(2,628)	(4,280)

Net increase (decrease) in cash and cash equivalents	5,773	(9,734)
Cash and cash equivalents, beginning of period	134,646	131,718
Cash and cash equivalents, end of period	$140,419	$121,984

Supplemental disclosures of cash flows from investing and financing activities:
Property and equipment and intangible assets acquired included in accounts payable, other accrued expense and other current liabilities	$1,657	$6,019

Property and equipment and intangible assets acquired included in capital lease and technology license obligations	-	400

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

The condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s condensed consolidated financial position at June 30, 2016, and the condensed consolidated results of its operations for the three and six months ended June 30, 2016 and 2015, and condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued a new guidance on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. The new revenue guidance’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the guidance requires five basic steps: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when or as the entity satisfies a performance obligation. In August 2015, the FASB issued an update to defer the effective date by one year. In March 2016, the FASB issued amendments intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and revenue from contracts with customers. In April 2016, the FASB issued an update on identifying performance obligations and licensing. The updated guidance provides guidance on accounting for licenses of intellectual property and identifying performance obligations. The amendments clarify how an entity should evaluate its promise when granting a license of intellectual property. The FASB also clarified when a promised good or service is separately identifiable and allows entities to disregard items that are immaterial in the context of the contract. In May 2016, the FASB issued an update to clarify certain issues related to transitioning to the new revenue guidance, as well as, assessing collectability, recognition of noncash consideration and presentation of sales and other similar taxes in revenue transactions. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods during the annual period. Early adoption is allowed for annual reporting periods beginning after December 15, 2016. This new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has not selected the transition method and is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In March 2016, the Financial Accounting Standards Board, or FASB, issued an update to the guidance on stock-based compensation. Under the new guidance, all excess tax benefits and tax deficiencies will be recognized in the income statement as they occur. This will replace the current guidance, which requires tax benefits that exceed compensation cost (windfalls) to be recognized in equity. It will also eliminate the need to maintain a “windfall pool,” and will remove the requirement to delay recognizing a windfall until it reduces current taxes payable. The new guidance will also change the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes. Today, windfalls are classified as financing activities. Also, most companies with stock-based compensation will show additional dilutive effects in earnings per share, or EPS, calculations. This is because there will no longer be excess tax benefits recognized in additional paid in capital. Today those excess tax benefits are included in assumed proceeds from applying the treasury stock method when computing diluted EPS. Under the amended guidance, companies will be able to make an accounting policy election to either (1) continue to estimate forfeitures or (2) account for forfeitures as they occur. This updated guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact this updated guidance on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued an updated guidance on leases. The core principle of this updated guidance is that a lessee should recognize the assets and lease liabilities on the balance sheet for certain leases classified as operating leases under previous GAAP. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. This updated guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact this updated guidance on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued an updated guidance on Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this updated guidance, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Further, it requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). It also eliminates the requirement for entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this updated guidance are effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The adoption of this updated guidance is not expected to have a material effect on the Company’s consolidated financial statements and related disclosures.

2. Net Loss Per Common Share

The following table sets forth the computation of net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Net loss	$(7,410)	$(6,355)	$(11,243)	$(20,246)
Weighted average common shares outstanding - basic	57,527	55,507	57,229	55,196
Dilutive effect of employee stock plans	-	-	-	-
Weighted average common shares outstanding - diluted	57,527	55,507	57,229	55,196
Net loss per common share, basic	$(0.13)	$(0.11)	$(0.20)	$(0.37)
Net loss per common share, diluted	$(0.13)	$(0.11)	$(0.20)	$(0.37)

The following outstanding options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Options to purchase common stock	1,412	2,186	1,412	2,186
Restricted stock units	2,713	2,627	2,713	2,627

3. Fair Value Measurements

At June 30, 2016 and December 31, 2015, the Company’s cash equivalents comprised of an investment in a money market fund. In accordance with the guidance for fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund as Level 1, which approximated $91.2 million and $102.2 million as of June 30, 2016 and December 31, 2015, respectively. The carrying amount of the Company’s accounts receivable, accounts payable and accrued expenses approximate fair value due to their short term maturities.

There are no other financial assets and liabilities that require Level 2 or Level 3 fair value hierarchy measurements and disclosures.

4. Balance Sheet Components

Inventories

	As of June 30, 2016	As of December 31, 2015
	(in thousands)
Work-in-process	$38,293	$33,701
Finished goods	14,409	13,308
	$52,702	$47,009

Property and equipment, net

	As of June 30, 2016	As of December 31, 2015
	(in thousands)
Test equipment and mask costs	$84,790	$71,021
Software, design tools, computer and other equipment	66,093	62,331
Furniture, office equipment and leasehold improvements	6,621	5,755
	157,504	139,107
Less: accumulated depreciation and amortization	(92,587)	(74,430)
	$64,917	$64,677

Depreciation and amortization expense was $9.2 million and $9.3 million for the three months ended June 30, 2016 and 2015, respectively, and $18.2 million and $16.8 million for the six months ended June 30, 2016 and 2015, respectively.

The Company leases certain design tools under capital lease and certain financing arrangements which are included in property and equipment, which total cost, net of accumulated amortization amounted to $17.8 million and $25.3 million at June 30, 2016 and December 31, 2015, respectively. Amortization expense related to assets recorded under capital lease and certain financing arrangements was $3.7 million and $3.7 million for the three months ended June 30, 2016 and 2015, respectively, and $7.5 million and $7.4 million for the six months ended June 30, 2016 and 2015, respectively.

Accrued expenses and other current liabilities

	As of June 30, 2016	As of December 31, 2015
	(in thousands)
Accrued compensation and related benefits	$5,862	$4,485
Professional fees	6,215	1,018
Accrued royalties	1,181	761
Manufacturing rights payable (Note 10)	-	1,875
Income tax payable	430	541
Other	2,759	763
	$16,447	$9,443

Accrued Rebates

In 2016, the Company started its rebate programs with certain customers. The Company records reductions of revenue for pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The Company accrues the full potential rebates at the time of sale and does not apply a breakage factor. The reversal of the accrual of unclaimed rebate will be made if the specific rebate programs contractually end and when the Company believes that the unclaimed rebates are no longer subject to payment and will not be paid. Thus the reversal of unclaimed rebates may have a positive impact on the Company’s net revenue and net income in subsequent periods. Additional reductions of revenue would result if actual pricing adjustments exceed the estimates. Accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs. Establishing accruals for rebates requires the use of judgment and estimates that impact the amount and timing of revenue recognition.

For the three and six months ended June 30, 2016, the Company recorded estimated rebates amounting to $0.3 million and $0.3 million, respectively. There were no significant reversal or settlements during the three and six months ended June 30, 2016. As of June 30, 2016, total accrued rebates included within other accrued expenses and other current liabilities was $0.3 million.

Warranty Accrual

The following table presents a rollforward of the warranty liability, which is included within other accrued expenses and other current liabilities above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$389	$442	$336	$227
Accruals and adjustments	179	(23)	379	256
Settlements	(113)	(55)	(260)	(119)
Ending balance	$455	$364	$455	$364

Deferred revenue

	As of June 30, 2016	As of December 31, 2015
	(in thousands)
Services/support and maintenance	$6,790	$5,531
Software license/subscription	1,066	785
	$7,856	$6,316

5. Business Combination

Pending Merger with QLogic Corporation

On June 15, 2016, the Company entered into an Agreement and Plan of Merger with QLogic Corporation (“QLogic”), a supplier of high performance networking infrastructure solutions, (the “QLogic merger agreement”). Subject to the terms and conditions of the QLogic merger agreement, the Company is seeking to acquire all of the outstanding QLogic common stock for approximately $15.50 per share, comprised of $11.00 per share in cash and 0.098 of a share (valued based on the Company’s volume weighted trading price for the three trading days beginning June 10, 2016) of the Company’s common stock for each share of QLogic common stock through an exchange offer. Upon completion of the merger, QLogic will survive as a wholly owned subsidiary of the Company, and each issued and outstanding share of QLogic common stock, other than shares held in treasury, will be converted into the right to receive the merger consideration. The Company intends to fund the merger consideration with a combination of cash on hand, committed debt financing as discussed in detail below and issuance of new equity. This merger is primarily intended to provide an opportunity to the Company to drive significant growth at scale in data center and storage markets.

As a result of the merger, subject to the terms and conditions of the QLogic merger agreement, at the effective time of the merger: (i) each outstanding and unvested QLogic stock option (other than any such unvested option which has an exercise price greater than merger consideration per share, an “underwater option”), shall be assumed by the Company and converted into an option to purchase, on the same terms and conditions as were applicable under such QLogic stock option, that number of shares of the Company’s common stock; (ii) each outstanding and vested QLogic stock option with an exercise price less than the sum of (a) the cash consideration and (b) the share consideration value, shall be cancelled and the holder thereof shall be entitled to receive vested option consideration; (iii) each outstanding QLogic stock option that is an Underwater Option shall be cancelled, and the holder thereof shall receive no payment on account thereof; (iv) the unvested QLogic restricted stock units, or RSU’s, outstanding immediately prior to the effective time shall be assumed and converted into RSUs of the Company’s common stock; (v) each outstanding and vested QLogic RSU unit shall be cancelled and extinguished and the holder thereof shall be entitled to receive an amount equal to the merger consideration that would be payable in respect of the total number of shares of QLogic Common Stock subject to such QLogic RSU; and (vi) the unvested QLogic performance based RSUs outstanding immediately prior to the effective time shall be assumed by the Company and converted into RSUs of the Company’s common stock.

On June 15, 2016, the Company entered into a commitment letter (the “commitment letter”) with JPMorgan Chase Bank, N.A. (“JPMCB ”) pursuant to which JPMCB has committed to provide (i) a $650.0 million senior secured term loan facility and (ii) a $100.0 million senior secured interim term loan facility ((i) and (ii) together, the “facilities” and the provision of such funds as set forth in the commitment letter, the “financing”), subject to the execution of definitive documentation and satisfaction of customary closing conditions. The facilities are available to finance the exchange offer and the merger and pay fees and expenses related to the exchange offer, the merger and the financing. The interest rates per annum applicable to each term loan facility will be either (i) LIBOR plus the applicable margin or (ii) the base rate plus the applicable margin. The senior term loan facility will mature on the date that is 6 years after the closing date and the interim term loan facility will mature on February 15, 2017. Under the terms of the commitment letter, JPMCB will act as a joint lead arranger and a joint book running manager. The actual documentation governing the facilities has not been finalized, and accordingly, the actual terms may differ from the description of such terms in the commitment letter. The Company may increase the amount of borrowings under the senior secured term loan facility up to $700.0 million, and make a corresponding reduction up to $50.0 million of its borrowings under the senior secured interim loan facility.

In May 2016, the Company engaged JPCMB as its financial advisor in connection with the pending merger with QLogic. The Company agreed to pay a transaction fee to JPCMB of $11.0 million, payable in installment, for the financial advisory services and rendering of an opinion as to the fairness, from the financial point of view, of the consideration to be paid by the Company in connection with the merger. The initial installment of $3.0 million is payable upon delivery of the fairness opinion and the balance shall be payable upon closing of the merger. The Company recorded the initial installment due in sales, general and administrative expense in the condensed consolidated statement of operations for the three months ended June 30, 2016 and the corresponding liability in the accrued expense and other current liabilities on the condensed consolidated balance sheet as of June 30, 2016.

The QLogic merger agreement contains certain termination rights for the Company and QLogic, including, among others, if the transactions contemplated by the merger agreement are not consummated at or prior to November 12, 2016. Upon termination of the QLogic merger agreement under specified circumstances, including a termination by QLogic to enter into an agreement for an alternative transaction pursuant to the QLogic merger agreement, QLogic has agreed to pay the Company a termination fee of $47.8 million.

The Company and QLogic have each made customary covenants in the QLogic merger agreement, including, without limitation, covenants not to solicit alternative transactions or, subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, an alternative transaction, as more fully described in the merger agreement.

The QLogic merger agreement has been unanimously approved by the boards of directors of the Company and QLogic. The merger is expected to close in the third quarter of calendar year 2016 pending customary closing conditions, including the tender into the exchange offer by QLogic stockholders of shares representing at least a majority of the outstanding shares of QLogic common stock, and the receipt of relevant regulatory approvals.

Xpliant, Inc.

Pursuant to the Agreement and Plan of Merger and Reorganization (“the Xpliant merger agreement”) between the Company and Xpliant, a final closing occurred on April 29, 2015 as discussed in detail below. Between May 2012 and March 2015, the Company entered into several note purchase agreements and promissory notes with Xpliant to provide cash advances. Xpliant was a Delaware incorporated and privately held company, engaged in the design and development of next generation software defined network switch chips. Prior to the closing of the merger pursuant to the Xpliant merger agreement, the Company concluded that Xpliant was a VIE as the Company was Xpliant’s primary beneficiary due to the Company’s involvement with Xpliant and the Company’s purchase option to acquire Xpliant. As such, the Company has included the accounts of Xpliant in the condensed consolidated financial statements. The Company had made total cash advances of $85.8 million, consisting of $10.0 million under nine convertible notes which, as amended, matured on August 31, 2014 and $75.8 million under several promissory notes which originally matured between April 2015 and March 2016. All promissory notes were cancelled as of July 31, 2015.

On July 30, 2014, the Company entered into the Xpliant merger agreement, which was amended on October 8, 2014 and March 31, 2015 with Xpliant. Under the terms of the Xpliant merger agreement, as amended, the Company paid approximately $3.6 million in total cash consideration in exchange for all outstanding securities held by Xpliant’s stockholders. Pursuant to the Xpliant merger agreement, as amended, a first closing occurred on March 31, 2015 and the Company paid $2.5 million to Xpliant’s stockholders with respect to approximately 70% of the Xpliant stock outstanding and a second and final closing occurred on April 29, 2015 and the Company paid $1.1 million to Xpliant’s stockholders with respect to the then remaining approximately 30% of the Xpliant stock outstanding. Based on the substance of the transaction, the Company recorded the payments of cash consideration to Xpliant stockholders as a decrease to the Company’s additional paid-in capital within stockholders’ equity.

6. Goodwill and Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of June 30, 2016 was $71.5 million, unchanged from the balance at December 31, 2015.

Intangible assets, net

	As of June 30, 2016
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Technology licenses	$76,621	$(40,204)	$36,417	5.54
Existing and core technology - product	41,711	(41,430)	281	0.49
Customer contracts and relationships	2,215	(2,215)	-	-
Trade name	2,296	(2,296)	-	-
Total amortizable intangible assets	$122,843	$(86,145)	$36,698	5.50

	As of December 31, 2015
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Technology licenses	$70,521	$(35,625)	$34,896	6.10
Existing and core technology - product	41,711	(41,115)	596	0.99
Customer contracts and relationships	2,215	(2,215)	-	-
Trade name	2,296	(2,296)	-	-
Total amortizable intangible assets	$116,743	$(81,251)	$35,492	6.01

Amortization expense was $2.5 million and $2.3 million for the three months ended June 30, 2016 and 2015, respectively, and $4.9 million and $5.2 million for the six months ended June 30, 2016 and 2015, respectively. The estimated future amortization expense of amortizable intangible assets is as follows (in thousands):

Remainder of 2016	$4,925
2017	8,235
2018	6,610
2019	4,889
2020	4,340
2021 and thereafter	7,699
$36,698

7. Stockholders’ Equity

Equity Incentive Plans

On June15, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 EIP”), which reserved 3,600,000 shares of the Company’s common stock. The 2016 EIP is intended as the successor to and continuation of the Company’s 2007 Equity Incentive Plan (the “2007 EIP”). The 2016 EIP provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards, which may be granted to employees, directors and consultants. Following the effective date, no additional awards may be granted under the 2007 EIP. All outstanding awards granted under the 2007 EIP will remain subject to the terms of such plan, provided however, that the following shares of common stock subject to any outstanding stock award granted under the 2007 EIP (collectively, the “2007 EIP Returning Shares”) will immediately be added to the share reserve as and when such shares become 2007 EIP Returning Shares and become available for issuance pursuant to awards granted under the 2016 EIP: (i) any shares subject to such stock award that are not issued because such stock award or any portion thereof expires or otherwise terminates without all of the shares covered by such stock award having been issued; (ii) any shares subject to such stock award that are not issued because such stock award or any portion thereof is settled in cash; and (iii) any shares issued pursuant to such stock award that are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares. All awards granted on or after June 15, 2016 will be subject to the terms of the 2016 EIP.

The following table summarizes the details related to stock options granted and outstanding under the Company’s equity and stock incentive plans for the six months ended June 30, 2016:

	Number of Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2015	2,027,999	$24.75
Options granted	175,776	48.88
Options exercised	(792,228)	7.92
Options cancelled and forfeited	-	-
Balance as of June 30, 2016	1,411,547	37.20

The fair value of each option grant for the three and six months ended June 30, 2016 and 2015 were estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk-free interest rate	-	1.34%	1.11%	1.34% to 1.41%
Expected life	-	3.77 years	4.96 years	3.77 to 4.58 years
Dividend yield	-	0%	0%	0%
Volatility	-	40.96%	42.51%	40.96% to 43.03%

No stock options were granted during the three months ended June 30, 2016. The estimated weighted-average grant date fair value of options granted for the three months ended June 30, 2015 was $24.95 per share, and for the six months ended June 30, 2016 and 2015 was $18.65 per share and $23.79 per share, respectively.

As of June 30, 2016, there was $5.0 million of unrecognized compensation costs, net of estimated forfeitures, related to stock options granted under the Company’s 2007 Equity Incentive Plan and 2001 Stock Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.74 years.

The following table summarizes the details related to restricted stock units, or RSUs, granted and outstanding under the 2007 Equity Incentive Plan for the six months ended June 30, 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of December 31, 2015	2,194,068	$47.85
Granted	1,211,008	49.41
Issued and released	(610,480)	45.11
Cancelled and forfeited	(81,457)	55.12
Balance as of June 30, 2016	2,713,139	48.95

Included in the RSU grants in the table above was one-year performance-based RSUs granted in February 2016 for which the Company determined that the fair value of these performance RSU’s was $2.9 million. The Company recorded the related stock-based compensation expense based on its evaluation of the probability of achieving the milestones of all of the outstanding performance-based RSU’s as of June 30, 2016. At each reporting period, the Company evaluates the probability of achieving the milestone of each of the outstanding performance-based RSU’s and updates the recognition of related stock-based compensation expense.

Also included in the RSU grants in the table above was a three-year vesting market-based RSU granted in February 2016. This market-based RSU will vest if: (i) during the performance period, the Company’s total stockholder return over a period of 30 consecutive trading days is equal to or greater than that of the industry index set by the compensation committee of the board of directors; and (ii) the recipient remains in continuous service with the Company through such vesting period. The fair value of the market-based RSU was determined by management using the Monte Carlo simulation method which takes into account multiple input variables that determine the probability of satisfying the market conditions stipulated in the award. This method requires the input of assumptions, including the expected volatility of the Company’s common stock, and a risk-free interest rate, similar to assumptions used in determining the fair value of the stock option grants discussed above. As such, the Company determined that the fair value of this market-based RSU was $3.3 million at the date of grant. The Company recorded the related stock-based compensation expense for the three and six months ended June 30, 2016 related to this grant.

As of June 30, 2016, there was $105.7 million of unrecognized compensation costs, net of estimated forfeitures related to RSUs granted under the Company’s 2007 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.57 years.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenue	$242	$185	$425	$382
Research and development	8,564	7,301	16,578	14,096
Sales, general and administrative	5,118	4,290	10,314	8,997
	$13,924	$11,776	$27,317	$23,475

The total stock-based compensation cost capitalized as part of inventory as of June 30, 2016 and December 31, 2015 was not material.

8. Income Taxes

The quarterly provision for income taxes is based on the estimated annual effective tax rate, plus any discrete items. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account estimations of annual pre-tax income (loss), the geographic mix of pre-tax income (loss) and interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Loss before income taxes	$(7,137)	$(5,694)	$(10,695)	$(19,284)
Provision for income taxes	273	661	548	962
Effective tax rate	(3.8)%	(11.6)%	(5.1)%	(5.0)%

The provision for income taxes for the three and six months ended June 30, 2016 and 2015 were primarily related to earnings in foreign jurisdictions. The difference between the provision for income taxes that would be derived by applying the statutory rate to the Company’s loss before income taxes and the provision for income taxes recorded for the three and six months ended June 30, 2016 and 2015 were primarily attributable to the difference in foreign tax rates and an increase in deferred tax liability related to the indefinite lived intangible assets.

The Company’s net deferred tax assets relate predominantly to its U.S. tax jurisdiction. A full valuation allowance against the Company federal and state net deferred tax assets has been in place since 2012. The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance as the Company is in a cumulative loss position over the previous three years, which is considered significant negative evidence. As such, the Company has not changed its judgment regarding the need for a full valuation allowance on its federal and state deferred tax assets as of December 31, 2015 and June 30, 2016. Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to net income in the period such determination is made.

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

9. Segment and Geographic Information

The Company manages and operates as one reportable segment. The Company’s revenue consists primarily of sale of semiconductor products and the Company also derives revenue from licensing software and related maintenance and support. The revenue from these sources is classified by the Company as product revenue. The Company also generates revenue from professional service arrangements which is categorized as service revenue. The total service revenue is less than 10% of the Company’s total net revenue for the three and six months ended June 30, 2016 and 2015. The Company categorizes its net revenue in two different markets, (i) the enterprise network, data center and access and service provider markets; and (ii) broadband and consumer markets. The net revenue by markets for the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Enterprise network, data center and access and service provider markets	$98,799	$95,023	$192,809	$187,420
Broadband and consumer markets	8,359	9,938	16,231	19,319
	$107,158	$104,961	$209,040	$206,739

The following table is based on the geographic location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers.

Sales by geography for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
United States	$37,144	$37,211	$70,610	$69,216
China	26,816	25,218	50,549	51,336
Finland	11,815	8,537	28,378	16,452
Taiwan	10,760	8,184	20,093	16,554
Mexico	5,518	8,468	11,309	18,004
Korea	4,783	4,805	8,153	12,720
Other countries	10,322	12,538	19,948	22,457
Total	$107,158	$104,961	$209,040	$206,739

The following table sets forth tangible long lived assets, which consist of property and equipment, net by geographic regions:

	As of June 30, 2016	As of December 31, 2015
	(in thousands)
United States	$48,085	$52,547
All other countries	16,832	12,130
Total	$64,917	$64,677

10. Commitments and Contingencies

The Company is not currently a party to any legal proceedings, the outcome of which, if determined adversely to the Company, would have a material adverse effect on the condensed consolidated financial position, condensed results of operations or condensed cash flows of the Company.

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expire on various dates ending in October 2022. The Company also acquires certain assets under capital leases. Rent expense incurred under operating leases was $2.4 million and $1.9 million for the three months ended June 30, 2016 and 2015, respectively, and $4.9 million and $3.7 million for the six months ended June 30, 2016 and 2015, respectively.

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

Minimum commitments under non-cancelable operating and capital lease agreements as of June 30, 2016 are as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
Remainder of 2016	$12,324	$4,497	$16,821
2017	8,791	8,847	17,638
2018	1,075	8,969	10,044
2019	-	8,847	8,847
2020	-	8,966	8,966
2021 thereafter	-	14,169	14,169
	$22,190	$54,295	$76,485
Less: Interest component (3.75% annual rate)	628
Present value of minimum lease payment	21,562

Current portion of the obligations	$17,380
Long-term portion of obligations	$4,182

On March 30, 2015, Xpliant exercised its option to purchase the manufacturing rights to accelerate the takeover of manufacturing, and to relieve Xpliant from any further obligation to purchase product quantities from Xpliant’s application specific integrated circuit, or ASIC, vendor. In consideration for this, Xpliant agreed to pay a $7.5 million manufacturing rights licensing fee and a per-unit royalty fee for certain ASIC products sold to certain customers for a limited time. The manufacturing rights licensing fee was payable in four equal quarterly payments, with the first installment payment was due on April 29, 2015 and each of the subsequent three installment payments were due on the first day of the following calendar quarter. The royalty shall be payable within 30 days after the end of each calendar quarter following the sale. Considering the terms of the purchase of the manufacturing rights, the Company recorded the full amount of the manufacturing rights licensing fee within research and development expense on the condensed consolidated statement of operations in the first quarter of 2015 and the related liability was recorded within other accrued expenses and other current liabilities on the condensed consolidated balance sheets. In 2015, the Company settled three installments due. The final installment payment was made in the first quarter of 2016.

In July 2016, the Company signed the design kit license agreements with a third party vendor for an aggregate consideration of $9.0 million, payable in four equal installments. The first installment is due on the effective date of the agreement and the remaining installment payments are due in the succeeding quarters following the effective date.

The Company has funding commitments related to the merger with QLogic. See Note 5 of Notes to Condensed Consolidated Financial Statements for related discussions.

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

2014	•	We introduced the ThunderX family of 64-bit ARMv8 processors incorporated into a highly differentiated SoC architecture optimized for cloud and datacenter applications.
2015	•	We introduced OCTEON Fusion-M, a family of single chip solutions for next generation macrocell base stations and smart radio heads.
	•	We introduced LiquidSecurity, a high performance hardware based transaction security solution for cloud data centers, enterprise, government organizations and ecommerce applications.
	•	We introduced Nitrox V, a processor family with up to 288 cores for security in the enterprise and virtualized cloud data centers.
2016	•	We introduced OCTEON TX, a 64-bit ARM-based SOC for a broad spectrum of open, services-centric applications in enterprise and service provider infrastructure.
	•	We announced ThunderX2, our second generation workload optimized ARM server SoC.

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

Business Combinations

Pending Merger with QLogic Corporation

On June 15, 2016, the Company entered into an Agreement and Plan of Merger with QLogic Corporation (“QLogic”), a supplier of high performance networking infrastructure solutions, (the “QLogic merger agreement”). Subject to the terms and conditions of the QLogic merger agreement, we are seeking to acquire all of the outstanding QLogic common stock for approximately $15.50 per share, comprised of $11.00 per share in cash and 0.098 of a share of our common stock for each share of QLogic common stock through an exchange offer. Upon completion of the merger, QLogic will survive as a wholly owned subsidiary of us, and each issued and outstanding share of QLogic common stock, other than shares held in treasury, will be converted into the right to receive the merger consideration. The merger will be funded with a combination of balance sheet cash, $750.0 million of committed financing, which includes $650.0 million of term loan, and $100.0 million of short-term bridge debt, and issuance of new equity. The merger is primarily intended to provide us the opportunity to drive significant growth at scale in data center and storage markets.

The QLogic merger agreement has been unanimously approved by our and QLogic’s board of directors. The transaction is expected to close in the third quarter of calendar year 2016 pending customary closing conditions, including the tender into the exchange offer by QLogic stockholders of shares representing at least a majority of the outstanding shares of QLogic common stock, and the receipt of relevant regulatory approvals.

See detailed discussions on this pending merger in Note 5 of Notes to Condensed Consolidated Financial Statements.

Acquisitions

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

Results of Operations

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	%	2016	2015	Change	%
	(in thousands)				(in thousands)
Net revenue	$107,158	$104,961	$2,197	2.1%	$209,040	$206,739	$2,301	1.1%
Cost of revenue	35,499	37,673	(2,174)	-5.8%	69,365	73,472	(4,107)	-5.6%
Gross Profit	$71,659	$67,288	$4,371	6.5%	$139,675	$133,267	$6,408	4.8%
Gross Margin	66.9%	64.1%	2.8%		66.8%	64.5%	2.3%

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

Two customers together accounted for 37.3% and 38.8% of our net revenue in the three and six months ended June 30, 2016, respectively. Three customers together accounted for 42.6% and two customers together accounted for 27.8% of our net revenue in the three and six months ended June 30, 2015, respectively. No other customer accounted for more than 10.0% of our revenues in the three and six months ended June 30, 2016 and 2015.

We use distributors to support some of our sales logistics including importation and credit management. Total net revenue through distributors accounted for 43.7% and 29.3% in the three months ended June 30, 2016 and 2015, respectively, and 40.2% and 30.8% in the six months ended June 30, 2016 and 2015, respectively. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our distributors. Accordingly, we recognize sales through distributors at the time of shipment, reduced by our estimate of expected returns. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands.

The increase in net revenue in the three and six months ended June 30, 2016 compared to the same periods in 2015 was attributable mainly to the increases in sales in our enterprise network; data center and access and service provider markets, combined of $3.8 million and $5.4 million, respectively. Sales in our broadband and consumer market decreased by $1.6 million and $3.1 million in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The overall increase in sales in our enterprise networks; data center; and access and service provider markets and the decrease and increase in our broadband and consumer market was mainly due to the fluctuation in demand for our products in those respective markets as a result of the timing of our customers’ volume production of our design wins.

Our net revenue by markets for periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Enterprise network, data center and access and service provider markets	$98,799	$95,023	$192,809	$187,420
Broadband and consumer markets	8,359	9,938	16,231	19,319
	$107,158	$104,961	$209,040	$206,739

The following table is based on the geographic location of our customers including the original equipment manufacturers, contract manufacturers or the distributors who purchased our products and services. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods presented were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
United States	$37,144	$37,211	$70,610	$69,216
China	26,816	25,218	50,549	51,336
Finland	11,815	8,537	28,378	16,452
Taiwan	10,760	8,184	20,093	16,554
Mexico	5,518	8,468	11,309	18,004
Korea	4,783	4,805	8,153	12,720
Other countries	10,322	12,538	19,948	22,457
Total	$107,158	$104,961	$209,040	$206,739

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

Gross margin increased by 2.8 percentage points from 64.1% in the three months ended June 30, 2015 to 66.9% in the three months ended June 30, 2016 and increased by 2.3 percentage points from 64.5% in the six months ended June 30, 2015 to 66.8% in the six months ended June 30, 2016. The increase in gross margin was mainly due to a small shift of product sales mix. Higher performance products yield higher gross margins compared to our lower performance products. Also partly contributing to the increase in gross margin for the three and six months ended June 30, 2016 compared to the same periods in 2015 was the write-off during the second quarter of 2015 of a certain mask that is no longer used.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	%	2016	2015	Change	%
	(in thousands)				(in thousands)
Research and development expenses	$52,578	$52,225	$353	0.7%	$103,033	$110,647	$(7,614)	-6.9%
Percent of total net revenue	49.1%	49.8%	-0.7%		49.3%	53.5%	-4.2%

Research and development expenses increased by $0.4 million and decreased by $7.6 million in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Salaries and employee benefits increased by $1.6 million and $4.1 million and stock-based compensation expense and related taxes increased by $1.1 million and $2.1 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 mainly as a result of the increase in headcount. Depreciation and amortization expense also increased by $0.5 million and $1.7 million in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 due to additional property and equipment and intangible assets acquired for research and development. These increases were offset or partly offset by the decrease in outsourced engineering services and other miscellaneous research and development of $2.8 million and $8.0 million in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, due to the timing of our research and development work for Xpliant and for our other new product families. The decrease in research and development expenses for the six months ended June 30, 2016 compared to the same period in 2015 was mainly due to a manufacturing right acquired from a third party vendor amounting to $7.5 million which was recorded as research and development expense in the first quarter of 2015. Research and development headcount was 790 at June 30, 2016 compared to 754 at June 30, 2015.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	%	2016	2015	Change	%
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$25,882	$20,336	$5,546	27.3%	$46,807	$41,007	$5,800	14.1%
Percent of total net revenue	24.2%	19.4%	4.8%		22.4%	19.8%	2.6%

Sales, general and administrative expenses increased by $5.5 million and $5.8 million in the three and six months ended June 30, 2016 compared to the same periods in 2015. Salaries and employee benefits increased by $0.9 million and $1.8 million and stock-based compensation expense increased by $0.8 million and $1.7 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 mainly as a result of the increase in headcount. Outside services increased by $3.6 million and $1.8 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 mainly due to the transaction costs incurred related to the pending merger with QLogic, partly offset by lower legal fees due to the timing of legal services for intellectual property related matters. Facilities, marketing and other miscellaneous sales, general and administrative expenses, combined increased by $0.2 million and $0.5 million in the three and six months ended June 30, 2016 compared to the same periods in 2015, respectively, as a result of an increase in headcount and increase in marketing related activities. Sales, general and administrative headcount was 201 at June 30, 2016 compared to 187 at June 30, 2015.

Other income (expense), net. Other income (expense), net primarily includes interest expense associated with capital lease and technology license obligations, interest income on cash and cash equivalents and foreign currency gains and losses. Total other expense, net for the periods presented were:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	%	2016	2015	Change	%
	(in thousands)				(in thousands)
Interest expense	$(185)	$(388)	$203	-52.3%	$(393)	$(798)	$405	-50.8%
Other, net	(151)	(33)	(118)	357.6%	(137)	(99)	(38)	38.4%
Total other expense, net	$(336)	$(421)	$85	-20.2%	$(530)	$(897)	$367	-40.9%

The decrease in other expense, net in the three and six months ended June 30, 2016 compared to the same periods in 2015 were mainly due to the decrease in interest expense associated with capital lease and technology license obligations, partly offset by the increase in other expense, net due to higher foreign exchange losses.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	%	2016	2015	Change	%
	(in thousands)				(in thousands)
Loss before income taxes	$(7,137)	$(5,694)	$(1,443)	25.3%	$(10,695)	$(19,284)	$8,589	-44.5%
Provision for income taxes	273	661	(388)	-58.7%	548	962	(414)	-43.0%
Effective tax rate	(3.8)%	(11.6)%	7.8%		(5.1)%	(5.0)%	(0.1)%

The provision for income taxes for the three and six months ended June 30, 2016 and 2015 were primarily related to earnings in foreign jurisdictions. The difference between the provision for income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision for income taxes recorded in the three and six months ended June 30, 2016 and 2015 were primarily attributable to the difference in foreign tax rates and an increase in deferred tax liability related to the indefinite lived intangible assets.

Liquidity and Capital Resources

Following is a summary of our working capital and cash and cash equivalents as of the periods presented:

	As of June 30, 2016	As of December 31, 2015
	(in thousands)
Working capital	$213,660	$196,772
Cash and cash equivalents	140,419	134,646

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$33,540	$15,944
Net cash used in investing activities	(25,139)	(21,398)
Net cash used in financing activities	(2,628)	(4,280)

Cash Flows from Operating Activities

Net cash flows from operating activities increased by $17.6 million from net cash provided by operating activities of $15.9 million in the six months ended June 30, 2015 compared to $33.5 million in the six months ended June 30, 2016. Total cash inflow from operations after adjustments of non-cash items in the six months ended June 30, 2016 and 2015 were $39.7 million and $25.1 million, respectively. The increase was mainly due to a smaller loss from operations in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 resulting from higher gross margin and the decrease in expenses of Xpliant. Changes in assets and liabilities resulted in net cash outflow of $6.1 million in the six months ended June 30, 2016 compared to $9.2 million in the six months ended June 30, 2015. The significant changes in assets and liabilities in the six months ended June 30, 2016 were higher accounts receivable resulting from the timing of shipments to customers, higher inventories due to timing of inventory build-up and higher accrued expenses and other current liabilities mainly related to the accrual of transaction costs due to the timing of payments to vendors. The significant changes in assets and liabilities in the six months ended June 30, 2015 were higher accounts receivable resulting from the timing of shipments to customers and higher accrued expenses and other current liabilities mainly from the accrual of manufacturing rights payable due to the timing of payments to vendors.

Cash Flows from Investing Activities

Net cash used in investing activities in the six months ended June 30, 2016 was $25.1 million compared to $21.4 million in the six months ended June 30, 2015. Net cash used in investing activities in the six months ended June 30, 2016 resulted from the cash payments made to purchase property and equipment of $18.7 million and intangible assets of $6.5 million. Net cash used in investing activities in the six months ended June 30, 2015 partly resulted from the cash payments made to purchase property and equipment of $15.4 million, cash payments made to purchase intangible assets of $3.8 million and cash payment to common shareholders of Xpliant of $3.6 million pursuant to the first and final closing of the merger. These cash outflows were partially offset by the proceeds from sale of a short-term investment of $1.0 million and the proceeds received from the disposition of certain consumer product assets of $0.4 million.

Cash Flows from Financing Activities

Net cash used in financing activities in the six months ended June 30, 2016 was $2.6 million compared to $4.3 million in the six months ended June 30, 2015. Net cash used in financing activities in the six months ended June 30, 2016 resulted from the principal payments of capital lease and technology license obligations of $8.9 million, which was partially offset by the proceeds received from issuance of common stock upon the exercise of options of $6.3 million. Net cash provided by financing activities in the six months ended June 30, 2015 resulted mainly from the principal payments of capital lease and technology license obligations of $12.1 million which was partially offset by the proceeds received from issuance of common stock upon the exercise of options of $7.9 million.

Capital Resources

Cash equivalents consist of an investment in a money market fund. We believe that our $140.4 million of cash and cash equivalents at June 30, 2016, and expected cash flow from operations, if any, will be sufficient to fund our projected operating requirements for at least 12 months.

In connection with the pending merger with QLogic, on June 15, 2016, we entered into a commitment letter with JPMCB pursuant to which JPMCB has committed to provide (i) a $650.0 million senior secured term loan facility and (ii) a $100.0 million senior secured interim term loan facility ((i) and (ii) together, the “facilities” and the provision of such funds as set forth in the commitment letter, the “financing”), subject to the execution of definitive documentation and satisfaction of customary closing conditions. We may increase the amount of borrowings under the senior secured term loan facility up to $700.0 million, and make a corresponding reduction up to $50.0 million of our borrowings under the senior secured interim term loan facility. The facilities are available to finance the exchange offer and the merger and pay fees and expenses related to the exchange offer, the merger and the financing.

Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement with respect to potential material investments (other than QLogic) in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known through the filing of this report, we believe our exposure related to the above indemnities as of June 30, 2016, was not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Contractual Obligations

The table below describes our commitments to settle contractual obligations in cash as of June 30, 2016:

	Payments Due By Period
	Total	Remainder of 2016	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$54,295	$4,497	$17,816	$17,813	$14,169
Capital lease and technology license obligations	22,190	12,324	9,866	-	-
Total	$76,485	$16,821	$27,682	$17,813	$14,169

As of June 30, 2016, the liability for uncertain tax positions was $0.7 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

In July 2016, we signed the design kit license agreements with a third party vendor for an aggregate consideration of $9.0 million, payable in four equal installments. The first installment is due on the effective date of the agreement and the remaining installment payments are due in the succeeding quarters following the effective date.

We have funding commitments in relation to the merger with QLogic. See Note 5 of Notes to Condensed Consolidated Financial Statements for related discussions.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the six months ended June 30, 2016, there were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on February 22, 2016.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses during certain quarterly or annual periods since our incorporation. As of June 30, 2016, our accumulated deficit was $200.7 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that may require additional expenditures. As a result of these expenditures, we may not generate sufficient revenue to achieve profitability. Our revenue growth trend in 2013, 2014 and 2015 may not be sustainable, and accordingly, we may incur losses in the future.

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

•	the forecasting, scheduling, rescheduling or cancellation of orders by our customers;

•	the timing of our new product introductions;
•	our dependence on a few significant customers, which may vary the size of their orders;
•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, and with the experience and capabilities that we need;
•	our ability to successfully define, design and release new products in a timely manner that meet our customers’ needs;
•	changes in manufacturing costs, including wafer, test and assembly costs, mask costs, manufacturing yields and product quality and reliability;
•	the timing and availability of adequate manufacturing capacity from our manufacturing suppliers;
•	the timing of announcements by our competitors or us;
•	any mergers, acquisitions or divestitures of assets undertaken by us, including the pending merger with QLogic;
•	future accounting pronouncements and changes in accounting policies;
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

The market for our products is highly competitive and we expect competition to intensify in the future. This competition could make it more difficult for us to sell our products, and result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share or expected market share, any of which would likely seriously harm our business, operating results and financial condition. For instance, semiconductor products have a history of declining prices as the cost of production is reduced. However, if market prices decrease faster than product costs, gross and operating margins can be adversely affected. In the enterprise, datacenter, service provider, and broadband and consumer markets, we consider our primary competitors to be other companies that provide processor products to one or more of our markets, including Freescale Semiconductor, Inc., which was acquired by NXP Semiconductor, Intel Corporation, Broadcom Limited (formerly Broadcom Corporation, acquired by Avago Technologies Limited in February 2016 and renamed itself as Broadcom Limited), Marvell Technology Group Ltd., Applied Micro Circuits Corporation, Qualcomm Incorporated, and Advanced Micro Devices, Inc.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 57.8% and 54.9% of our net revenue from our top five customers in the three months ended June 30, 2016 and 2015, respectively and $59.0% and 50.1% in the six months ended June 30, 2016 and 2015, respectively. Two customers together accounted for 37.3% and 38.8% of our net revenue in the three and six months ended June 30, 2016, respectively. Three customers together accounted for 42.6% and two customers together accounted for 27.8% of our net revenue in the three and six months ended June 30, 2015, respectively. No other customer accounted for more than 10.0% of our revenues in the three and six months ended June 30, 2016 and 2015. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and that the portion of our revenues attributable to some of these customers may increase in the future. However, we may not be able to maintain or increase sales to some of our top customers for a variety of reasons, including the following:

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

*The failure to complete our merger with QLogic Corporation may adversely affect our business and our share price.

Our and QLogic’s obligations to consummate the merger with QLogic are subject to the satisfaction or waiver of certain customary conditions including (i) at least a majority of the outstanding QLogic stock having been validly tendered into (and not withdrawn from) the exchange offer prior to the expiration date of the exchange offer, (ii) the exchange of shares of our common stock pursuant to the exchange offer and the merger having been registered pursuant to a registration statement filed by us with the SEC and declared effective by the SEC, (iii) shares of our common stock issuable pursuant to the exchange offer and the merger having been authorized for listing on NASDAQ, (iv) the expiration or termination of any applicable regulatory waiting periods and/or receipt of regulatory clearance, (v) the absence of any order or ruling prohibiting the consummation of the merger, and (vi) subject to certain exceptions, the accuracy of the other party’s representations and warranties and compliance with covenants. In addition, our obligation to consummate the merger is also subject to the satisfaction or waiver of the condition that no material adverse effect on QLogic shall have occurred since the date of the QLogic merger agreement. The Company and QLogic’s obligations are not subject to any financing condition.

If the merger is not completed, we may suffer consequences that could adversely affect our business, results of operations and share price, including the following:

•	we would have incurred significant costs in connection with the merger that we would be unable to recover;
•	we may be subject to legal proceedings related to the merger;
•	the failure to consummate the merger may result in negative publicity and a negative impression of us in the investment community; and
•

any disruptions to our business resulting from the announcement and pendency of the merger, including any adverse changes in our relationships with our customers, vendors and employees, may continue or intensify in the event the merger is not consummated.

In addition, we would not realize any of the expected benefits of having completed the merger. The benefits we expect to realize from the merger with QLogic are, necessarily, based on projections and assumptions about our combined businesses with QLogic. Furthermore, if the merger closes, our ability to realize these benefits will depend, in part, on our ability to integrate the business of QLogic successfully and efficiently with our business. Integration of the QLogic business will be complex and time-consuming, will involve additional expense and could disrupt our business and divert management attention from ongoing business concerns.

*We may fail to realize the benefits expected from the merger with Qlogic, which could adversely affect our stock price.

The anticipated benefits we expect from the merger with QLogic are, necessarily, based on projections and assumptions about our combined business with QLogic, which may not materialize as expected or which may prove to be inaccurate. The value of our common stock following the completion of the merger with QLogic could be adversely affected if we are unable to realize the anticipated benefits from the merger on a timely basis or at all. Achieving the benefits of the merger with QLogic will depend, in part, on our ability to integrate the business and operations of QLogic successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time-consuming, include the following:

•	difficulties entering new markets or manufacturing in new geographies where we have no or limited direct prior experience;
•	successfully managing relationships with our combined supplier and customer base;
•	coordinating and integrating independent research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs;
•	coordinating sales and marketing efforts to effectively position the combined company’s capabilities and the direction of product development;
•	difficulties in integrating the systems and process of two companies with complex operations including multiple manufacturing sites;
•	the increased scale and complexity of our operations resulting from the merger;
•	retaining key employees;
•	obligations that we will have to counterparties of QLogic that arise as a result of the change in control of QLogic; and
•	the diversion of management attention from other important business objectives.

If we do not successfully manage these issues and the other challenges inherent in integrating QLogic, then we may not achieve the anticipated benefits of the merger with QLogic and our revenue, expenses, operating results and financial condition could be materially adversely affected.

*Any delay in completing the merger with QLogic may significantly reduce the benefits expected to be obtained from the merger.

The merger with QLogic is subject to a number of conditions that are beyond our control and that may prevent, delay or otherwise materially adversely affect completion of the merger. We cannot predict whether and when these conditions will be satisfied. Any delay in completing the merger may significantly reduce the benefits that we expect to achieve if we and QLogic successfully complete the merger within the expected timeframe and integrate the respective businesses.

*Failure to effectively retain, attract and motivate key employees could diminish the anticipated benefits of the merger with QLogic.

The success of the acquisition of QLogic will depend in part on the attraction, retention and motivation of personnel critical to the business and operations of the surviving company due to, for example, their technical skills or industry and management expertise. Employees and consultants may experience uncertainty about their future roles with the company and QLogic during the pendency of the offer and the merger or after their completion. The company and QLogic, while similar and sharing a number of core values, do not have identical corporate cultures, and some employees or consultants may not want to work for the surviving company. In addition, competitors may recruit employees during our integration of QLogic. If we are unable to attract, retain and motivate personnel that are critical to the successful integration and future operation of the company, we could face disruptions in its operations, loss of existing customers, key information, expertise or know-how and unanticipated additional recruiting and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the acquisition.

*Our acquisition, disposition and investment strategies may result in unanticipated accounting charges or otherwise adversely affect our business, financial condition and results of operations.

Since May 2008, we have acquired three companies, acquired assets of, and assumed liabilities of, five other companies and we are currently seeking to acquire all of the outstanding common stock of QLogic in connection with the pending merger with QLogic. We expect that we will in the future continue to acquire companies or assets of companies or invest in third-party companies that we believe to be complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market or application skills or enhancing and expanding our existing product lines. In connection with any such future acquisitions or investments, we may need to use a significant portion of our available cash, issue additional equity securities that would dilute current stockholders’ percentage ownership and incur substantial debt or contingent liabilities. In addition, we may incur higher operating costs following an acquisition. These actions could adversely impact our operating results and the market price of our common stock. In addition, acquisitions of companies exposes us to risks, including:

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

*Our future indebtedness resulting from the pending merger with QLogic could adversely affect our financial condition and our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate indebtedness.

On June 15, 2016, we entered into a commitment letter JPMCB, pursuant to which JPMCB has committed to provide (i) a $650.0 million senior secured term loan facility and (ii) a $100.0 million senior secured interim term loan facility. The Facilities are available to (i) finance the exchange offer and the merger with QLogic, (ii) repay existing indebtedness of QLogic under its existing credit facility, and (iii) pay fees and expenses related to the Offer, the Merger and the financing. We may increase the amount of borrowings under the senior secured term loan facility up to $700.0 million, and make a corresponding reduction in the amount of our borrowings under the interim term loan facility. The financing could have important consequences to us including:

•	increasing our vulnerability to adverse general economic and industry conditions;
•

requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, execution of our business strategy, acquisitions and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in the economy and the semiconductor industry;
•	placing us at a competitive disadvantage compared to our competitors with less indebtedness;
•	exposing us to interest rate risk to the extent of our variable rate indebtedness; and
•	making it more difficult to borrow additional funds in the future to fund growth, acquisitions, working capital, capital expenditures and other purposes.

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

The failure of our patents and other intellectual property protections to adequately protect our technology might make it easier for our competitors to offer similar products or technologies, which would harm our business. Including patents from our acquisitions, we have been issued 159 patents in the United States and 58 patents in foreign countries and have an additional 308 patent applications pending in the United States and 306 patent applications pending in foreign countries as of June 30, 2016. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are shipped, sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in May 2007 through June 2016, our stock price has fluctuated from a low of $7.61 to a high of $76.38. We cannot predict the extent to which the trading market will continue to develop or how liquid the market may become. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

CAVIUM, INC.

Date: August 8, 2016	By:	/S/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer and Vice President of Finance and Administration

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Agreement and Plan of Merger and Reorganization between the Registrant, Quasar Acquisition Corporation and QLogic Corporation, dated June 15, 2016 (1)

2.2*	Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated July 30, 2014 (2)

2.3*	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated October 8, 2014 (3)

2.4*	Amendment No. 2 to the Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated June 30, 2015 (4)

3.1	Restated Certificate of Incorporation of the Registrant (5)

3.2	Amended and Restated Bylaws of the Registrant(6)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (7)

10.1†	Indemnity agreement (8)

10.2†	Non-employee Directors Compensation Policy

10.3†	2016 Equity Incentive Plan (9)

10.4†	Letter Agreement, dated July 22, 2016, between the Registrant and Brad Bass (10)

10.5†	Letter Agreement, dated July 22, 2016, between the Registrant and Dr. Edward Frank (11)

10.6†	Employment Agreement, dated July 22, 2016, between the Registrant and Muhammad Raghib Hussain (12)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1**

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 8-K (No. 001-33435), filed with the SEC on June 15, 2016, and incorporated herein by reference.

(2)	Filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q (No. 001-33435), filed with the SEC on August 1, 2014, and incorporated herein by reference.

(3)	Filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q (No. 001-33435), filed with the SEC on October 31, 2014, and incorporated herein by reference.

(4)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (No. 001-33435), filed with the SEC on April 3, 2015, and incorporated herein by reference.

(5)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (No. 001-33435), filed with the SEC on June 20, 2011, and incorporated herein by reference.

Exhibit Number	Description

(6)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 13, 2007, as amended, and incorporated herein by reference.

(7)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 24, 2007, as amended, and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to the Registrant’s registration statement on Form 10-Q (No. 001-33435), filed with the SEC on April 29, 2016, and incorporated herein by reference.

(9)	Filed as Exhibit 10.1 to the Registrant’s registration statement on Form 8-K (No. 001-33435), filed with the SEC on June 15, 2016, and incorporated herein by reference.

(10)	Filed as Exhibit 10.1 to the Registrant’s registration statement on Form 8-K (No. 001-33435), filed with the SEC on July 26, 2016, and incorporated herein by reference.

(11)	Filed as Exhibit 10.2 to the Registrant’s registration statement on Form 8-K (No. 001-33435), filed with the SEC on July 26, 2016, and incorporated herein by reference.

(12)	Filed as Exhibit 10.3 to the Registrant’s registration statement on Form 8-K (No. 001-33435), filed with the SEC on July 26, 2016, and incorporated herein by reference.

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

†	Management contract or compensatory plan or arrangement.