Form 10-Q
period 2016-09-30
CAVIUM, INC.
filed 2016-11-07
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of November 2, 2016 was: 67,003,400

CAVIUM, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of September 30, 2016	As of December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$192,378	$134,646
Accounts receivable, net of allowances of $3,310 and $1,468, respectively	144,902	68,742
Inventories	118,936	47,009
Prepaid expenses and other current assets	20,556	10,231
Asset held for sale	38,511	-
Total current assets	515,283	260,628
Property and equipment, net	122,114	64,677
Intangible assets, net	790,368	35,492
Goodwill	319,021	71,478
Other assets	3,922	1,718
Total assets	$1,750,708	$433,993

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable	$55,009	$27,489
Accrued expenses and other current liabilities	43,163	9,443
Deferred revenue	9,399	6,316
Current portion of long-term debt	53,774	-
Capital lease and technology license obligations	27,747	20,608
Total current liabilities	189,092	63,856
Long-term debt	676,372	-
Capital lease and technology license obligations, net of current portion	11,780	9,858
Deferred tax liability	17,270	3,417
Other non-current liabilities	18,266	2,962
Total liabilities	912,780	80,093

Commitments and contingencies (Note 12)

Stockholders' equity
Common stock, par value $0.001:
200,000,000 shares authorized; 66,548,438 and 56,259,252 shares issued and outstanding, respectively	66	56
Additional paid-in capital	1,052,840	543,256
Accumulated deficit	(215,021)	(189,412)
Accumulated other comprehensive income	43	-
Total stockholders' equity	837,928	353,900
Total liabilities and stockholders' equity	$1,750,708	$433,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$168,123	$105,063	$377,163	$311,802
Cost of revenue	120,709	36,203	190,074	109,675
Gross profit	47,414	68,860	187,089	202,127
Operating expenses:
Research and development	67,752	45,367	170,785	156,014
Sales, general and administrative	73,904	18,522	120,711	59,529
Total operating expenses	141,656	63,889	291,496	215,543
Income (loss) from operations	(94,242)	4,971	(104,407)	(13,416)
Other income (expense), net:
Interest expense	(4,268)	(216)	(4,661)	(1,014)
Other, net	54	(173)	(83)	(272)
Total other expense, net	(4,214)	(389)	(4,744)	(1,286)
Income (loss) before income taxes	(98,456)	4,582	(109,151)	(14,702)
Provision for (benefit from) income taxes	(84,090)	366	(83,542)	1,328
Net income (loss)	$(14,366)	$4,216	$(25,609)	$(16,030)

Earnings per share:
Net income (loss) per common share, basic	$(0.23)	$0.08	$(0.44)	$(0.29)
Shares used in computing basic net income (loss) per common share	62,055	55,819	58,840	55,406
Net income (loss) per common share, diluted	$(0.23)	$0.07	$(0.44)	$(0.29)
Shares used in computing diluted net income (loss) per common share	62,055	57,457	58,840	55,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(14,366)	$4,216	$(25,609)	$(16,030)
Foreign currency translation adjustments	43	-	43	-
Comprehensive income (loss)	$(14,323)	$4,216	$(25,566)	$(16,030)

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(25,609)	$(16,030)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	63,395	35,924
Depreciation and amortization	51,283	32,023
Deferred income taxes	(82,444)	451
Amortization of deferred debt financing costs	748	-
Loss on disposal of property and equipment	4,824	-
Gain on disposition of certain consumer product assets	-	(400)
Changes in assets and liabilities, net of acquired and assumed from acquisitions:
Accounts receivable, net	(10,585)	(13,496)
Inventories	(9,173)	4,279
Prepaid expenses and other current assets	(2,050)	(1,364)
Other assets	(72)	(212)
Accounts payable	(12,909)	(3,107)
Deferred revenue	2,479	234
Accrued expenses and other current and non-current liabilities	9,255	4,244
Net cash provided by (used in) operating activities	(10,858)	42,546

Cash flows from investing activities:
Purchases of property and equipment	(26,401)	(26,932)
Purchases of intangible assets	(48,265)	(5,268)
Cash payment for acquisitions, net of cash and cash equivalents acquired	(573,830)	(3,630)
Proceeds received from disposition of certain consumer product assets	-	400
Proceeds from the sale of available-for-sale securities and short-term investment	375	1,000
Net cash used in investing activities	(648,121)	(34,430)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	7,230	8,537
Payment of taxes withheld on net settled vesting of restricted stock units	(1,883)	-
Principal payment of capital lease and technology license obligations	(18,035)	(17,386)
Proceeds from issuance of debt	750,000	-
Debt financing costs	(20,601)	-
Net cash provided by (used in) financing activities	716,711	(8,849)

Net increase (decrease) in cash and cash equivalents	57,732	(733)
Cash and cash equivalents, beginning of period	134,646	131,718
Cash and cash equivalents, end of period	$192,378	$130,985

Supplemental disclosures of cash flows from investing and financing activities:
Property and equipment and intangible assets acquired included in accounts payable, other accrued expense and other current liabilities	$3,419	$3,071

Supplemental disclosure of cash flow from financing activities:
Issuance of common stock in connection with the QLogic acquisition	$431,165	$-
Property and equipment and intangible assets acquired included in capital lease and technology license obligations	23,424	4,501

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

On August 16, 2016, the Company completed the acquisition of QLogic Corporation (“QLogic”). QLogic designs and supplies high performance server and storage networking connectivity products that provide, enhance and manage computer data communication used in enterprise, managed service provider and cloud service provider data centers. See Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion regarding the Company’s acquisition of QLogic.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Cavium, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Prior to the closing of the acquisition of Xpliant, Inc. (“Xpliant”) in April 2015 as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company accounted for Xpliant as a variable interest entity, or VIE. Under the accounting principles generally accepted in the United States of America, or US GAAP, a VIE is required to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.

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

The condensed consolidated financial statements contain all normal recurring adjustments that, in the opinion of management, are necessary to state fairly the Company’s condensed consolidated financial position at September 30, 2016, and the condensed consolidated results of its operations for the three and nine months ended September 30, 2016 and 2015, and condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board, or FASB, issued a new guidance on cash flow classification of certain cash receipts and cash payments. This new guidance will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The eight specific cash flow issues include: (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effecting interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. This new guidance is effective for fiscal years beginning after December 15, 2017 including interim periods during the annual period and require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Early adoption is permitted. The Company is currently evaluating the impact of this updated guidance on its consolidated financial statements and related disclosures.

In June 2016 the FASB issued an updated guidance on measurement of credit losses on financial instruments. This updated guidance introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This updated guidance also expands the disclosure requirements to enable users of financial   statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This new guidance is effective for fiscal years beginning after December 15, 2020 including interim periods during the annual period. Early adoption is permitted for fiscal years beginning after December 15, 2015 including interim periods during the annual period. The Company is currently evaluating the impact of this updated guidance on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued an update to the guidance on stock-based compensation. Under the new guidance, all excess tax benefits and tax deficiencies will be recognized in the income statement as they occur. This will replace the current guidance, which requires tax benefits that exceed compensation cost (windfalls) to be recognized in equity. It will also eliminate the need to maintain a “windfall pool,” and will remove the requirement to delay recognizing a windfall until it reduces current taxes payable. The new guidance will also change the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes. Today, windfalls are classified as financing activities. Also, most companies with stock-based compensation will show additional dilutive effects in earnings per share, or EPS, calculations. This is because there will no longer be excess tax benefits recognized in additional paid in capital. Today those excess tax benefits are included in assumed proceeds from applying the treasury stock method when computing diluted EPS. Under the amended guidance, companies will be able to make an accounting policy election to either (1) continue to estimate forfeitures or (2) account for forfeitures as they occur. This updated guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this updated guidance on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued an updated guidance on leases. The core principle of this updated guidance is that a lessee should recognize the assets and lease liabilities on the balance sheet for certain leases classified as operating leases under previous GAAP. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. This updated guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of this updated guidance on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued a new guidance on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. The new revenue guidance’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the guidance requires five basic steps: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when or as the entity satisfies a performance obligation. In August 2015, the FASB issued an update to defer the effective date by one year. In March 2016, the FASB issued amendments intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and revenue from contracts with customers. In April 2016, the FASB issued an update on identifying performance obligations and licensing. The updated guidance provides guidance on accounting for licenses of intellectual property and identifying performance obligations. The amendments clarify how an entity should evaluate its promise when granting a license of intellectual property. The FASB also clarified when a promised good or service is separately identifiable and allows entities to disregard items that are immaterial in the context of the contract. In May 2016, the FASB issued an update to clarify certain issues related to transitioning to the new revenue guidance, as well as, assessing collectability, recognition of noncash consideration and presentation of sales and other similar taxes in revenue transactions. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods during the annual period. Early adoption is allowed for annual reporting periods beginning after December 15, 2016. This new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has not selected the transition method, does not intend to early adopt, and is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

2. Business Combinations

QLogic Corporation

On August 16, 2016, pursuant to the terms of an Agreement and Plan of Merger dated June 15, 2016, by and among the Company and QLogic (the “QLogic merger agreement”), the Company acquired all outstanding shares of common stock of QLogic (the “QLogic shares”) pursuant to an exchange offer for $11.00 per share in cash and 0.098 of a share of the Company’s common stock for each share of QLogic stock (“Transaction Consideration”) followed by a merger. The acquisition was funded with a combination of cash and proceeds from debt financing. See Note 11 of Notes to Condensed Consolidated Financial Statements for discussion of the debt financing.

The following table summarizes the total estimated acquisition consideration (in thousands, except shares and per share data):

Cash consideration to QLogic common stockholders	$936,961
Common stock (8,364,018 shares of the Company's common stock at $51.55 per share)	431,165
Cash consideration for vested "in the money" stock options and fractional shares	1,934
Fair value of the replacement equity awards attributable to pre-acquisition service	9,433
Total estimated acquisition consideration	$1,379,493

Pursuant to the QLogic merger agreement, the Company assumed the unvested equity awards originally granted by QLogic and converted them into the Company’s equivalent awards. See Note 8 of Notes to Condensed Consolidated Financial Statements for related discussion. The portion of the fair value of partially vested awards associated with prior service of QLogic employees represented a component of the total consideration, as presented above. The Company also made cash payments for vested and in the money stock options and for the fractional shares that resulted from conversion as specified in the QLogic merger agreement.

The Company allocated the acquisition consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair value of the acquired tangible and identifiable intangible assets were determined based on inputs that are unobservable and significant to the overall fair value measurement. It is also based on estimates and assumptions made by management at the time of the acquisition. As such, this was classified as Level 3 fair value hierarchy measurements and disclosures.

The acquisition consideration allocation below is preliminary and as additional information becomes available, the Company may further revise the preliminary acquisition consideration allocation during the remainder of the measurement period (which will not exceed 12 months from the closing of the acquisition). Any such revisions or changes may be material.

The preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$365,065
Marketable securities	375
Accounts receivable	65,576
Inventories	62,500
Prepaid expense and other current assets	8,274
Property and equipment	87,314
Intangible assets	716,700
Other assets	1,559
Goodwill	247,543
Accounts payable	(41,776)
Accrued expense and other current liabilities	(21,288)
Deferred revenue	(603)
Deferred tax liability	(95,766)
Other non-current liabilities	(15,980)
Total estimated acquisition consideration	$1,379,493

The valuation of identifiable intangible assets and their estimated useful lives are as follows:

	Preliminary Estimated Asset Fair Value	Weighted Average Useful Life (Years)
	(in thousands, except for useful life)
Existing and core technology	$584,800	6
In process research and development ("IPR&D")	76,500	n/a
Customer relationships	41,900	10
Tradename and trademark	13,500	5
	$716,700

The IPR&D consists of two projects relating to the development of process technologies to manufacture next generation Fibre Channel and Ethernet products. The projects are estimated to be completed in fiscal years 2017 and 2019 for the related Ethernet and Fibre Channel products, respectively. The estimated remaining cost to complete the IPR&D projects were $106.5 million as of the acquisition date. The fair value of existing and core technology and IPR&D was determined by performing a discounted cash flow analysis using the multi period excess earnings approach. This method includes discounting the projected cash flows associated with each technology over its expected life. Projected cash flows attributable to the existing and core technology and IPR&D were discounted to their present value at a rate commensurate with the perceived risk. The IPR&D will be accounted for as an indefinite-lived intangible asset until the underlying projects are completed or abandoned. The IPR&D will not be amortized until the completion of the related products which is determined by when the underlying projects reached technological feasibility and commence commercial production. Upon completion, the IPR&D will be amortized over its estimated useful life; useful lives for IPR&D are expected to range between 5 to 6 years.

The valuation of customer relationships was based on the distributor method, taking into account the profit margin a market participant distributor would obtain in selling QLogic products. The useful lives of customer relationships are estimated based upon customer turnover data and management estimates. Other identifiable intangible assets consisted of tradename and trademark, valued using a relief from royalty. The useful lives of tradename and trademark are expected to correlate to the technology or customer relationships lives.

The assumptions used in forecasting cash flows for each of the identified intangible assets included consideration of the following:

•	Historical performance including sales and profitability.
•	Business prospects and industry expectations
•	Estimated economic life of asset
•	Development of new technologies
•	Acquisition of new customers and attrition of existing customers
•	Obsolescence of technology over time

Depending on the structure of a particular acquisition, goodwill and identifiable intangible assets may not be deductible for tax purposes. Goodwill recorded in the QLogic acquisition is not expected to be deductible for tax purposes. The factors that contributed to the recognized goodwill with the acquisition of QLogic includes the Company’s belief that the acquisition will create a more diverse semiconductor company with expansive offerings which will enable the Company to expand its product offerings and expected synergies from the combined operations of the Company and QLogic.

During the three and nine months ended September 30, 2016, the Company incurred $12.2 million and $17.4 million, respectively, in acquisition related costs which were recorded in selling, general and administrative expense in the condensed consolidated statements of operations.

Supplemental Pro Forma Information

The supplemental pro forma financial information presented below is for illustrative purposes only and is not necessarily indicative of the financial operations or results of operations that would have been realized if the acquisition had been completed on the date indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions the Company believe are reasonable under the circumstances.

The following supplemental pro forma financial information summarizes the results of operations for the periods presented, as if the acquisition was completed on January 1, 2015. The supplemental pro forma information reports actual operating results, adjusted to include the pro forma effect of certain fair value adjustments for acquired items, such as the amortization of identifiable intangible assets, depreciation of property and equipment and inventories. It also includes pro forma adjustments for share-based compensation expense related to replacement equity awards, interest expense on debt and the related tax effects of the acquisition. In accordance with the pro forma acquisition date, the Company recorded in the three and nine months ended September 30, 2015 supplemental pro forma financial information the cost of goods sold of $7.3 million and $22.5 million, respectively, from the fair value mark-up in acquired inventory and $33.7 million and $41.7 million, respectively, for the acquisition-related transaction costs incurred by the Company and QLogic. Further, the Company recorded in the three and nine months ended September 30, 2015 supplemental pro forma financial information the benefit from income taxes of $82.9 million due to the partial release of the valuation on deferred tax assets to offset against the net deferred tax liability recorded from the book-tax basis difference as a result of the acquisition. The corresponding adjustments to the supplemental pro forma financial information in the three and nine months ended September 30, 2016 were made for the aforementioned pro forma adjustments to the extent recognized in the respective periods.

Net revenue related to sale of products from the acquisition of QLogic contributed approximately 31.0% and 14.0% of the consolidated net revenue for the three and nine months ended September 30, 2016. Post-acquisition income (loss) on a standalone basis are generally impracticable to determine as, on the acquisition date, the Company implemented a plan developed prior to the completion of the acquisition and began to immediately integrate QLogic into the Company’s existing operations, engineering groups, sales distribution networks and management structure.

The supplemental pro forma financial information for the periods presented is as follows:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
	(in thousands, except per share data)
Pro forma net revenue	$210,479	208,417	$655,347	661,604
Pro forma net income (loss)	(86,527)	19,144	(112,580)	(83,542)

Pro forma net income (loss) per share, basic	$(1.31)	$0.30	$(1.71)	$(1.31)
Pro forma net income (loss) per share, diluted	(1.31)	0.29	(1.71)	(1.31)

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

3. Net Income (Loss) Per Common Share

The following table sets forth the computation of net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Net income (loss)	$(14,366)	$4,216	$(25,609)	$(16,030)
Weighted average common shares outstanding - basic	62,055	55,819	58,840	55,406
Dilutive effect of employee stock plans	-	1,638	-	-
Weighted average common shares outstanding - diluted	62,055	57,457	58,840	55,406
Net income (loss) per common share, basic	$(0.23)	$0.08	$(0.44)	$(0.29)
Net income (loss) per common share, diluted	$(0.23)	$0.07	$(0.44)	$(0.29)

The following outstanding options and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Options to purchase common stock	1,366	87	1,366	2,137
Restricted stock units	3,504	-	3,504	2,421

4. Fair Value Measurements

At September 30, 2016 and December 31, 2015, the Company’s cash equivalents comprised of an investment in a money market fund. In accordance with the guidance for fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund as Level 1, which approximated $104.0 million and $102.2 million as of September 30, 2016 and December 31, 2015, respectively. The carrying amount of the Company’s accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short term maturities.

There are no other financial assets and liabilities, except those disclosed in Notes 2, 5 and 12 of Notes to Condensed Consolidated Financial Statements that require Level 2 or Level 3 fair value hierarchy measurements and disclosures.

5. Balance Sheet Components

Inventories

	As of September 30, 2016	As of December 31, 2015
	(in thousands)
Work-in-process	$47,993	$33,701
Finished goods	70,943	13,308
	$118,936	$47,009

Property and equipment, net

	As of September 30, 2016	As of December 31, 2015
	(in thousands)
Test equipment and mask costs	$126,955	$71,021
Software, design tools, computer and other equipment	83,353	62,331
Furniture, office equipment and leasehold improvements	12,863	5,755
Construction in progress	662	-
	223,833	139,107
Less: accumulated depreciation and amortization	(101,719)	(74,430)
	$122,114	$64,677

Depreciation and amortization expense was $12.1 million and $7.9 million for the three months ended September 30, 2016 and 2015, respectively, and $30.3 million and $24.7 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company leases certain design tools under capital lease and certain financing arrangements which are included in property and equipment, which total cost, net of accumulated amortization amounted to $31.7 million and $25.3 million at September 30, 2016 and December 31, 2015, respectively. Amortization expense related to assets recorded under capital lease and certain financing arrangements was $4.2 million and $3.6 million for the three months ended September 30, 2016 and 2015, respectively, and $15.4 million and $11.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Asset held for sale

During September 2016, the Company began to actively market the real property located in Aliso Viejo, California that was acquired in the QLogic acquisition. As of September 30, 2016, the Company classified the property as an asset held for sale on its condensed consolidated balance sheet. The fair value measurement related to these assets were based on the estimated market price at the measurement date and determined by the Company with the assistance of a third party independent appraisal and was determined using Level 2 fair value inputs.

Accrued expenses and other current liabilities

	As of September 30, 2016	As of December 31, 2015
	(in thousands)
Accrued compensation and related benefits	$20,552	$4,485
Restructuring related payables (Note 7)	8,849	-
Professional fees	2,660	1,018
Accrued rebates	2,522	-
Manufacturing rights payable (Note 12)	2,500	1,875
Accrued interest	1,093	-
Accrued royalties	1,161	761
Other	3,826	1,304
	$43,163	$9,443

Accrued Rebates

In 2016, the Company started its rebate programs with certain customers. In addition, the Company assumed and continued the existing QLogic rebate programs following the closing of the acquisition. The Company records reductions of revenue for pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The Company accrues the full potential rebates at the time of sale and does not apply a breakage factor. The reversal of the accrual of unclaimed rebate will be made if the specific rebate programs contractually end and when the Company believes that the unclaimed rebates are no longer subject to payment. The reversal of unclaimed rebates may have a positive impact on the Company’s net revenue and net income in subsequent periods when the accrued rebates are reversed. Additional reductions of revenue would result if actual pricing adjustments exceed the estimates. Accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs. Establishing accruals for rebates requires the use of judgment and estimates that impact the amount and timing of revenue recognition.

The Company assumed an outstanding rebate accrual of $2.1 million from the acquisition of QLogic. For the three and nine months ended September 30, 2016, the Company recorded estimated rebates amounting to $0.9 million and $1.2 million, respectively. The Company made rebate settlements of $0.7 million in the three and nine months ended September 30, 2016. As of September 30, 2016, total accrued rebates included within accrued expenses and other current liabilities was $2.5 million.

Warranty Accrual

The Company’s products are generally subject to a one-year warranty period. QLogic products generally carry a warranty for up to three years. The Company records a liability for product warranty obligations in the period the related revenue is recorded based on historical warranty experience. The following table presents a rollforward of the warranty liability, which is included within accrued expenses and other current liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$455	$364	$336	$227
Assumed warranty liability from the acquisition of QLogic	753	-	753	-
Accruals and adjustments	42	76	421	332
Settlements	(238)	(88)	(498)	(207)
Ending balance	$1,012	$352	$1,012	$352

Deferred revenue

	As of September 30, 2016	As of December 31, 2015
	(in thousands)
Services/support and maintenance	$8,046	$5,531
Software license/subscription	389	785
Distributor deferred margin	964	-
	$9,399	$6,316

Following the acquisition of QLogic, the Company recorded deferred revenue, net of deferred cots on shipments to certain sell-through distributors.

Other non-current liabilities

	As of September 30, 2016	As of December 31, 2015
	(in thousands)
Accrued rent	$1,633	$1,493
Customer deposits	1,113	109
Restructuring related payables (Note 7)	2,940	-
Income tax payable	11,298	915
Other	1,282	445
	$18,266	$2,962

6. Goodwill and Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of September 30, 2016 and December 31, 2015 was $319.0 million and $71.5 million, respectively. The change in the carrying value of goodwill from December 31, 2015 to September 30, 2016 was due to the goodwill additions from the acquisition of QLogic. See Note 2 of Notes to Condensed Consolidated Financial Statements for discussions related to the acquisition of QLogic.

Intangible assets, net

	As of September 30, 2016
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Existing and core technology - product	$626,510	$(53,973)	$572,537	5.79
Technology licenses	129,746	(42,954)	86,792	4.90
Customer contracts and relationships	44,115	(2,739)	41,376	9.87
Trade name	15,796	(2,633)	13,163	4.87
Total amortizable intangible assets	816,167	(102,299)	713,868	5.33
IPR&D	76,500	-	76,500	n/a
Total intangible assets	$892,667	$(102,299)	$790,368

	As of December 31, 2015
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Existing and core technology - product	$41,711	$(41,115)	$596	0.99
Technology licenses	70,521	(35,625)	34,896	6.10
Customer contracts and relationships	2,215	(2,215)	-	-
Trade name	2,296	(2,296)	-	-
Total amortizable intangible assets	$116,743	$(81,251)	$35,492	6.01

Amortization expense was $16.2 million and $2.1 million for the three months ended September 30, 2016 and 2015, respectively, and $21.1 million and $7.3 million for the nine months ended September 30, 2016 and 2015, respectively. The following table presents the estimated future amortization expense of amortizable intangible assets as of September 30, 2016 (in thousands):

Remainder of 2016	$31,180
2017	126,508
2018	124,883
2019	122,612
2020	119,531
2021 and thereafter	189,154
$713,868

7. Restructuring Accrual

The following table summarizes the activity and the outstanding balances of the restructuring liability as of and for the nine months ended September 30, 2016:

	As of September 30, 2016
	Severance and other benefits	Excess Facility Related Cost	Total
	(in thousands)
Balance at beginning of the year	$-	$-	$-
Assumed restructuring liabilities from the acquisition	1,619	4,215	5,834
Additions	12,268	-	12,268
Cash payments	(5,966)	(347)	(6,313)
Balance at end of the period	$7,921	$3,868	$11,789

Current portion of the restructuring related liabilities	$6,366	$2,483	$8,849
Long-term portion of restructuring related liabilities	$1,555	$1,385	$2,940

Following the acquisition of QLogic, the Company assumed outstanding liabilities from the restructuring initiatives undertaken by QLogic prior to the acquisition. These restructuring initiatives were designed to enhance product focus and streamline the business operations. The restructuring initiative included a workforce reduction and the consolidation and elimination of certain engineering activities. The outstanding excess facility related restructuring liability is expected to be settled over the term of the related agreement through April 2018.

The Company recorded employee severance in the condensed consolidated statement of operations for the three and nine months ended September 30, 2016 of $12.3 million related to actions following the acquisition of QLogic and integration of QLogic with the Company. The remaining unpaid balance of this severance liability as of September 30, 2016 is expected to be paid within the next quarter.

8. Stockholders’ Equity

Equity Incentive Plans

On June 15, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 EIP”), which reserved for issuance of 3.6 million shares of the Company’s common stock. The 2016 EIP is intended as the successor to and continuation of the Company’s 2007 Equity Incentive Plan (the “2007 EIP”). The 2016 EIP provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards, which may be granted to employees, directors and consultants. Following the effective date, no additional awards may be granted under the 2007 EIP. All outstanding awards granted under the 2007 EIP will remain subject to the terms of such plan, provided however, that the following shares of common stock subject to any outstanding stock award granted under the 2007 EIP (collectively, the “2007 EIP Returning Shares”) will immediately be added to the share reserve as and when such shares become 2007 EIP Returning Shares and become available for issuance pursuant to awards granted under the 2016 EIP: (i) any shares subject to such stock award that are not issued because such stock award or any portion thereof expires or otherwise terminates without all of the shares covered by such stock award having been issued; (ii) any shares subject to such stock award that are not issued because such stock award or any portion thereof is settled in cash; and (iii) any shares issued pursuant to such stock award that are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares. All awards granted on or after June 15, 2016 will be subject to the terms of the 2016 EIP.

Following the closing of the acquisition of QLogic, the Company assumed and will continue the QLogic 2005 Performance Incentive Plan (the “QLogic 2005 Plan”). As of the closing of the acquisition, shares available for future grant under the QLogic 2005 plan were approximately 3.6 million shares of the Company’s common stock. The QLogic 2005 Plan provides for the issuance of restricted stock units, or RSUs, incentive and non-qualified stock options, and other stock-based incentive awards.

The following table summarizes the stock option activity for the nine months ended September 30, 2016:

	Number of Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2015	2,027,999	$24.75
Options granted	175,776	48.88
Assumed from the acquisition	1,045	34.63
Options exercised	(838,553)	8.62
Options cancelled and forfeited	(118)	28.35
Balance as of September 30, 2016	1,366,149	37.76

No stock options were granted during the three months ended September 30, 2016 and 2015. The estimated weighted-average grant date fair value of options granted for the nine months ended September 30, 2016 and 2015 was $18.65 per share and $23.79 per share, respectively. The fair value of each option grant for the nine months ended September 30, 2016 and 2015 were estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions below.

	Nine Months Ended September 30,
	2016	2015
Risk-free interest rate	1.11%	1.34% to 1.41%
Expected life	4.96 years	3.77 to 4.58 years
Dividend yield	0%	0%
Volatility	42.51%	40.96% to 43.03%

As of September 30, 2016, there was $4.4 million of unrecognized compensation costs, net of estimated forfeitures, related to stock options granted under the 2007 EIP, the Company’s 2001 Stock Incentive Plan and the QLogic 2005 Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.60 years.

The following table summarizes the RSU activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of December 31, 2015	2,194,068	$47.85
Granted	1,279,548	49.08
Assumed from the acquisition	1,301,199	51.55
Vested	(1,121,872)	46.82
Cancelled and forfeited	(149,011)	53.19
Balance as of September 30, 2016	3,503,932	49.78

In February 2016, the Company granted one-year performance-based RSUs with grant date fair value of $2.9 million. The Company recorded the related stock-based compensation expense based on its evaluation of the probability of achieving the milestones of all of the outstanding performance-based RSUs as of September 30, 2016. At each reporting period, the Company evaluates the probability of achieving the milestone of each of the outstanding performance-based RSUs and updates the recognition of related stock-based compensation expense.

The Company also granted a three-year vesting market-based RSU in February 2016 with grant date fair value of $3.3 million. This market-based RSU will vest if: (i) during the performance period, the Company’s total stockholder return over a period of 30 consecutive trading days is equal to or greater than that of the industry index set by the compensation committee of the board of directors; and (ii) the recipient remains in continuous service with the Company through such vesting period. The fair value of the market-based RSU was determined by management using the Monte Carlo simulation method which takes into account multiple input variables that determine the probability of satisfying the market conditions stipulated in the award. This method requires the input of assumptions, including the expected volatility of the Company’s common stock, and a risk-free interest rate, similar to assumptions used in determining the fair value of the stock option grants discussed above. The Company recorded the related stock-based compensation expense for the three and nine months ended September 30, 2016 related to this grant.

As of September 30, 2016, there was $128.2 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs granted under the 2007 EIP, 2016 EIP and the QLogic 2005 Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.40 years.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenue	$396	$194	$821	$576
Research and development	11,696	7,438	28,274	21,534
Sales, general and administrative	23,986	4,817	34,300	13,814
	$36,078	$12,449	$63,395	$35,924

The total stock-based compensation cost capitalized as part of inventory as of September 30, 2016 and December 31, 2015 was not material.

9. Income Taxes

The quarterly provision for (benefit from) income taxes is based on the estimated annual effective tax rate, plus any discrete items. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account estimations of annual income (loss) before income taxes, the geographic mix of income (loss) before income taxes and interpretations of tax laws and the possible outcomes of current and future audits.

The following table presents the provision for (benefit from) income taxes and the effective tax rates for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Income (loss) before income taxes	$(98,456)	$4,582	$(109,151)	$(14,702)
Provision for (benefit from) income taxes	(84,090)	366	(83,542)	1,328
Effective tax rate	85.4%	8.0%	76.5%	(9.0)%

The benefit from income taxes for the three and nine months ended September 30, 2016 were mainly due to the partial release of the valuation allowance on deferred tax assets, partially offset by the tax provision related to earnings in foreign jurisdictions. As a result of the QLogic acquisition, a net deferred tax liability was recorded due to the book-tax basis difference mainly related to purchased intangibles. This net deferred tax liability provided an additional source of income to support the realizability of the Company’s pre-existing deferred tax assets. As a result, the Company recorded a partial release of its valuation allowance in the three months ended September 30, 2016. The partial release of the valuation allowance was approximately $82.9 million. The provision for income taxes for the three and nine months ended September 30, 2015 was primarily related to earnings in foreign jurisdictions. The difference between the provision for income taxes that would be derived by applying the statutory rate to the Company’s loss before income taxes and the provision for income taxes recorded for the three and nine months ended September 30, 2016 and 2015 were primarily attributable to the difference in foreign tax rates and an increase in deferred tax liability related to the indefinite lived intangible assets.

The Company’s net deferred tax assets relate predominantly to its U.S. tax jurisdiction. A full valuation allowance against the Company’s federal and state net deferred tax assets has been in place since 2012. The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance as the Company is in a cumulative loss position over the previous three years, which is considered significant negative evidence. As such, the Company has not changed its judgment regarding the need for a full valuation allowance on its federal and state deferred tax assets as of December 31, 2015 and September 30, 2016. Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to net income in the period such determination is made.

As of September 30, 2016 and December 31, 2015, the Company had unrecognized tax benefits for income taxes associated with uncertain tax positions of $50.9 million and $19.7 million, respectively. If all of these unrecognized tax benefits were recognized, $12.4 million would impact the Company’s effective tax rate after considering the valuation allowance. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has no significant accrued potential penalties and interest as of September 30, 2016 and December 31, 2015, as a significant amount of liabilities have been recorded against loss carryforwards on a net basis. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

On July 27, 2015, the U.S. Tax Court in Altera Corp. v. Commissioner, 145 T.C. No. 3 (2015) issued an opinion with respect to Altera’s litigation with the Internal Revenue Service, concerning the treatment of stock-based compensation expense in an inter-company cost sharing arrangement. In ruling in favor of Altera, the Tax Court invalidated the portion of the Treasury regulations requiring the inclusion of stock-based compensation expense in such inter-company cost-sharing arrangements. Accordingly, the Company adjusted its inter-company arrangement to reflect the recent ruling; however, due to the valuation allowance against the Company’s federal and state net deferred tax assets, there was no material impact to the Company’s consolidated financial statements. On an ongoing basis, stock-based compensation will be excluded from intercompany charges.

10. Segment and Geographic Information

The Company manages and operates as one reportable segment. The closing of the acquisition of QLogic did not change the Company’s reportable segment as management views and operates the combined companies as one reportable segment. The Company implemented a plan developed prior to the completion of the merger and began to immediately integrate QLogic into the Company’s existing operations, engineering groups, sales distribution networks and management structure. The Company’s net revenue consists primarily of sale of semiconductor products and the Company also derives revenue from licensing software and related maintenance and support. The revenue from these sources is classified by the Company as product revenue. The Company also generates revenue from professional service arrangements which is categorized as service revenue. The total service revenue is less than 10% of the

Company’s total net revenue for the three and nine months ended September 30, 2016 and 2015. The Company categorizes its net revenue in two different markets, (i) the enterprise network, data center, storage and access and service provider markets; and (ii) broadband and consumer markets. The net revenue by markets for the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Enterprise network, data center, storage, access and service provider markets	$159,179	$96,975	$351,988	$284,395
Broadband and consumer markets	8,944	8,088	25,175	27,407
	$168,123	$105,063	$377,163	$311,802

Revenues by geographic area are presented based upon the ship-to location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Net revenues by geographic area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
United States	$54,097	$29,370	$124,707	$98,586
China	40,245	24,775	90,794	76,111
Korea	18,962	9,665	27,114	22,385
Taiwan	11,105	8,965	31,198	25,519
Mexico	7,608	10,030	18,917	28,034
Finland	6,870	8,013	35,248	24,465
Other countries	29,236	14,245	49,185	36,702
Total	$168,123	$105,063	$377,163	$311,802

The following table sets forth tangible long lived assets, which consist of property and equipment, net by geographic regions:

	As of September 30, 2016	As of December 31, 2015
	(in thousands)
United States	$82,569	$52,547
All other countries	39,545	12,130
Total	$122,114	$64,677

11. Debt

On August 16, 2016, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A. (“JPMCB”), as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (collectively, the “Lenders”). The Lenders have provided (i) a $700.0 million six year term B loan facility (the “Initial Term B Loan Facility”) and (ii) a $50.0 million interim term loan facility (the “Interim Term Loan Facility”, (i) and (ii) together, the “Term Facility”) to finance the acquisition of QLogic and pay fees and expenses of such acquisition. The outstanding debt under the Term Facility are collateralized by a lien on substantially all of the Company’s assets.

The interest rates applicable to loans outstanding under the Credit Agreement with respect to the Initial Term B Loan Facility are, at the Company's option, equal to either a base rate plus a margin of 2.00% per annum or LIBOR plus a margin of 3.00% per annum.  In no event shall the LIBOR for any interest period be less than 0.75% with respect to the Initial Term B Facility. The Initial Term B Loan Facility will mature on August 16, 2022 and requires quarterly principal payments commencing on December 31, 2016 equal to 0.25% of the aggregate original principal amount, with the balance payable at maturity (in each case subject to adjustment for prepayments). The interest rates applicable to loans outstanding under the Credit Agreement with respect to the Interim Term Loan Facility are, at the Company's option, equal to either a base rate plus a margin of 1.00% per annum or LIBOR plus a margin of 2.00% per annum. In October 2016, the Company paid the outstanding Interim Term Loan.

The following table summarizes the outstanding borrowings from the Term Facilities as of September 30, 2016:

	Principal Outstanding	Unamortized Deferred Financing Costs	Principal Outstanding, net of Unamortized Deferred Financing Costs	Current Portion of Long-Term Debt	Long-Term Debt
	(in thousands, except for interest rate)
Initial Term B Loan Facility	$700,000	$19,739	$680,261	$3,889	$676,372
Interim Term Loan Facility	50,000	115	49,885	49,885	-
	$750,000	$19,854	$730,146	$53,774	$676,372

The deferred financing cost associated with the Term Facility was recorded as a reduction to principal outstanding in the condensed consolidated balance sheets and is being amortized over the term of the Term Facility.

As of September 30, 2016, the carrying value of the Term Facility approximates the fair value. The Company classifies this under Level 2 fair value measurement hierarchy.

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of the Company and its subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. These covenants are subject to a number of limitations and exceptions set forth in the Credit Agreement. With respect to the outstanding Interim Term Loan Facility, the Company must maintain a minimum level of liquidity of no less than $150.0 million with certain adjustments as described in the Credit Agreement. The Company is in compliance with these covenants as of September 30, 2016.

12. Commitments and Contingencies

The Company is not currently a party to any legal proceedings, the outcome of which, if determined adversely to the Company, would have a material adverse effect on the condensed consolidated financial position, condensed results of operations or condensed cash flows of the Company.

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expire on various dates ending in October 2022. The Company also assumed operating leases following the acquisition of QLogic, which expire on various dates ending in September 2021. Rent expense incurred under operating leases was $3.0 million and $1.9 million for the three months ended September 30, 2016 and 2015, respectively, and $7.8 million and $5.6 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company also has non-cancellable software and maintenance commitments which are generally billed on a quarterly basis. These commitments are included in the operating leases.

The Company acquired certain assets under capital lease and technology license obligations. The capital lease and technology license obligations include future cash payments payable primarily for license agreements with various outside vendors. For license agreements which qualify under capital lease and where installment payments extend beyond one year, the present value of the future installment payments are capitalized and included as part of intangible assets or property and equipment which is amortized over the estimated useful lives of the related licenses. In July 2016, the Company signed design kit license agreements with a third party vendor for an aggregate consideration of $9.0 million, payable in four equal installments. The first installment was due on the effective date of the agreement and the remaining installment payments are due in the succeeding quarters following the effective date. The aggregate total consideration was recorded as intangible assets which will be amortized over the term of the license and the related liability was recorded under capital lease and technology license obligations. In July and September 2016, the Company signed design tools purchase agreements with a third party vendor for an aggregate total consideration of $15.6 million, payable in equal quarterly installments up to May 2019. The present value of the total aggregate total consideration was recorded as design tools under property and equipment which will be amortized over the term of the license and the related liability was recorded under capital lease and technology license obligations.

On September 27, 2016, the Company signed a new purchase agreement with a third party vendor for $31.5 million, payable in quarterly installments up to August 2019, in exchange for a three-year license to certain design tools effective October 1, 2016. This new purchase agreement replaced the purchase agreement entered into by the Company in October 2014 with the same third party company for $28.5 million in exchange for a three-year license to certain design tools. As a result of the cancellation of the October 2014 purchase agreement, in October 2016, the Company wrote-off the related design tools within property and equipment and the unpaid installment obligations under capital lease and technology license obligations.

Minimum commitments under non-cancelable operating and capital lease agreements as of September 30, 2016 are as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
Remainder of 2016	$10,273	$3,679	$13,952
2017	19,942	14,329	34,271
2018	7,624	12,585	20,209
2019	2,769	10,767	13,536
2020	-	10,586	10,586
2021 thereafter	-	14,562	14,562
	$40,608	$66,508	$107,116
Less: Interest component (3.75% annual rate)	1,081
Present value of minimum lease payment	39,527

Current portion of the obligations	$27,747
Long-term portion of obligations	$11,780

QLogic Manufacturing Rights Buy-outs

Following the closing of the acquisition of QLogic, the Company exercised non-cancellable options to purchase the manufacturing rights from a QLogic application specific integrated circuit, or ASIC, vendor effective at the closing of the acquisition for certain QLogic ASIC products and on November 1, 2016 for certain other QLogic ASIC products. In consideration for the exercise of the manufacturing rights, the Company paid an aggregate of $55.0 million manufacturing buy-out consideration in September 2016. In addition, the Company paid a one-time royalty buy-out fee of $10.0 million for certain QLogic ASIC products.

On September 29, 2016, the Company entered into an ownership transfer and manufacturing rights agreement with another QLogic third party ASIC vendor to acquire manufacturing rights and relieve the Company from future royalty obligations related to certain ASIC products. In consideration for this, the Company agreed to pay a total of $10.0 million manufacturing rights buy-out consideration. Subject to the terms of the agreement, the Company paid $7.5 million on the effective date of the agreement and the remaining $2.5 million was placed in escrow in November 2016, to be released on the earlier of (i) receipt of the validation notice that the related ASIC product has been put into production by the Company and (ii) transfer of specified assets to a third party vendor approved by the Company.

The Company determined that the total consideration amounting to $75.0 million as discussed above, pertained to the use of technologies and the cost associated to cancelling the exclusive rights to manufacture the related products. The Company estimated the components of the total consideration attributable to the use of technologies and the cost to cancel the exclusive manufacturing rights using market-based fair value estimation. The fair value estimation was determined based on inputs that are unobservable and significant to the overall fair value measurement. It was also based on estimates and assumptions made by management. As such this was classified as Level 3 fair value hierarchy measurements and disclosures. Based on the analysis, the Company attributed $42.8 million of the total consideration to the use of the related technologies in future periods and recorded this amount as intangible assets in the condensed consolidated balance sheets and the remaining balance of $32.2 million was associated to the cost of cancelling the exclusive rights to manufacture the related products and was recorded as cost of revenue in the condensed consolidated statements of operations in the three and nine months ended September 30, 2016. In addition, the Company wrote-off the acquired mask amounting to $4.8 million following the exercise of the manufacturing rights buy-out.

Xpliant Manufacturing Rights Buy-out

On March 30, 2015, Xpliant exercised its option to purchase the manufacturing rights to accelerate the takeover of manufacturing, and to relieve Xpliant from any further obligation to purchase product quantities from Xpliant ASIC vendor. In consideration for this, Xpliant agreed to pay a $7.5 million manufacturing rights licensing fee and a per-unit royalty fee for certain ASIC products sold to certain customers for a limited time. The manufacturing rights licensing fee was payable in four equal quarterly payments, with the first installment payment was due on April 29, 2015 and each of the subsequent three installment payments were due on the first day of the following calendar quarter. The royalty shall be payable within 30 days after the end of each calendar quarter following the sale. Considering the terms of the purchase of the manufacturing rights and the stage of development of the related ASIC products covered by the manufacturing rights, the Company recorded the full amount of the manufacturing rights licensing fee within research and development expense on the condensed consolidated statement of operations in the first quarter of 2015 and the related liability was recorded within other accrued expenses and other current liabilities on the condensed consolidated balance sheets. In 2015, the Company settled three installments due. The final installment payment was made in the first quarter of 2016.

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

OCTEON®, OCTEON Fusion-M®, OCTEON XL®, LiquidIO®, LiquidSecurity ®, NITROX®, NEURON Search®, ThunderX®, Xpliant® and XPATM are trademarks or registered trademarks of Cavium, Inc. QLogic® is a registered trademark of QLogic Corporation.

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

Following the acquisition of QLogic, we also offer high performance server and storage networking connectivity products that provide, enhance and manage computer data communication. These products facilitate the rapid transfer of data and enable efficient resource sharing between servers, networks and storage. The QLogic products are based primarily on Fibre Channel and Ethernet technologies and are used in connection with storage networks, data networks and converged networks. Storage networks are used to provide access to storage across enterprise environments. Fibre Channel is currently a dominant technology for enterprise storage networking.  Data networks are used to provide workstation-to-server, server-to-server, and server-to-storage connectivity using Ethernet.  Converged networks are designed to address the evolving data center by consolidating and unifying storage and data networks, using high-speed Ethernet.  Fibre Channel over Ethernet (FCoE) is a converged networking technology that uses high-speed Ethernet for both storage and data transmission. Internet Small Computer System Interface (iSCSI) is an alternative to FCoE and provides storage over Ethernet capabilities. Our QLogic products consist primarily of connectivity products such as adapters and ASICs. Our QLogic Adapters reside in server or storage systems and provide high performance connectivity for data and storage networks. Our QLogic ASICs that we sell are used in servers, storage systems and switches. We provide Fibre Channel, high-speed Ethernet and converged network adapters and ASICs for rack and tower servers, as well as custom adapters and ASICs for bladed servers.  All of these adapters and ASICs provide single or multi-protocol network connectivity. We also sell QLogic switches that manage the transmission and routing of data between servers and storage, as well as servers to servers.

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
•

We acquired Xpliant, Inc. in April 2015.  This acquisition provided high performance, high density switch silicon that targets a broad range of switching applications for the data center, cloud, service provider and enterprise markets.

2016	•	We introduced OCTEON TX, a 64-bit ARM-based SOC for a broad spectrum of open, services-centric applications in enterprise and service provider infrastructure.
	•	We introduced ThunderX2, our second generation workload optimized ARM server SoC.
•

We acquired QLogic in August 2016. This acquisition complements our extensive portfolio of networking, compute and security solutions. The combination of our and QLogic’s product portfolio enables us to offer a complete end-to-end offering to our customers in enterprise, cloud, data center, storage, telco and networking markets.

Since inception, we have invested heavily in new product development and our net revenue has grown from $7.4 million in 2004 to $412.7 million in 2015. We expect sales of our products for use in the enterprise, data center, storage and service provider markets to continue to represent a significant portion of our revenue in the foreseeable future, and also expect some growth in the broadband market.

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

Business Combinations

Acquisition of QLogic Corporation

On August 16, 2016, pursuant to the terms of the QLogic merger agreement, we acquired all outstanding shares of common stock of QLogic for $15.50 per share, comprised of $11.00 per share in cash and 0.098 of a share of our common stock for each outstanding share of common stock of QLogic. The acquisition was funded with a combination of balance sheet cash and proceeds from debt financing. See Notes 2 and 11 of Notes to Condensed Consolidated Financial Statements for further discussions related to the acquisition of QLogic.

We incurred employee severance costs of $12.3 million related to actions following the acquisition of QLogic and our integration of QLogic which was recorded in our condensed consolidated statement of operations for the three and nine months ended September 30, 2016.

Other Acquisitions

The following summarizes our other acquisitions in the last five years:

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

Key Business Metrics

Design Wins. We closely monitor design wins by customer and end market. We consider design wins to be a key ingredient in our future success, although the revenue generated by each design win can vary significantly. Our long-term sales expectations are based on internal forecasts from specific customer design wins based upon the expected time to market for end customer products deploying our products and associated revenue potential.

Pricing and Margins. Pricing and margins depend on the products and the features of the products we provide to our customers. In general, products with more complex configurations and higher performance tend to be priced higher and have higher gross margins. These configurations tend to be used in high performance applications that are focused on the enterprise network, data center, and access and service provider markets. We tend to experience price decreases over the life cycle of our products, which can vary by market and application.

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

Results of Operations

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	%	2016	2015	Change	%
	(in thousands)				(in thousands)
Net revenue	$168,123	$105,063	$63,060	60.0%	$377,163	$311,802	$65,361	21.0%
Cost of revenue	120,709	36,203	84,506	233.4%	190,074	109,675	80,399	73.3%
Gross Profit	$47,414	$68,860	$(21,446)	-31.1%	$187,089	$202,127	$(15,038)	-7.4%
Gross Margin	28.2%	65.5%	-37.3%		49.6%	64.8%	-15.3%

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

Two customers together accounted for 24.5% and 31.4% of our net revenue in the three and nine months ended September 30, 2016, respectively. Three customers together accounted for 49.2% and 41.4% of our net revenue in the three and nine months ended September 30, 2015, respectively. No other customer accounted for more than 10.0% of our revenues in the three and nine months ended September 30, 2016 and 2015.

We use distributors to support some of our sales logistics including importation and credit management. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our existing distributors. Accordingly, we recognize sales through existing distributors at the time of shipment, reduced by our estimate of expected returns. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands. In connection with the acquisition of QLogic, we assumed agreements with certain distributors to distribute QLogic products which include rights of return and price credits that we could not reasonably estimate. As such, the revenue and costs related to sales to these distributors have been deferred until the products are sold to our end customers.

Total net revenue through distributors accounted for 29.3% and 25.3% in the three months ended September 30, 2016 and 2015, respectively, and 35.4% and 29.1% in the nine months ended September 30, 2016 and 2015, respectively.

The increase in net revenue in the three and nine months ended September 30, 2016 compared to the same periods in 2015 was attributable mainly to the increases in sales in our enterprise network; data center and access and service provider markets, combined of $62.2 million and $67.6 million, respectively, with sales benefiting from our acquisition of QLogic, which occurred in the second half of the third quarter of 2016, and the increase in demand for our products in those respective markets. Our revenue from our broadband and consumer market increased by $0.9 million and decreased by $2.2 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The fluctuation in demand for our products in those respective markets was a result of the timing of our customers’ volume production of our design wins.

Net revenue related to sale of products from the acquisition of QLogic contributed approximately 14.0% of the consolidated net revenue for the nine months ended September 30, 2016. Post-acquisition revenue and income (loss) on a standalone basis are generally impracticable to determine as, on the acquisition date, we implemented a plan developed prior to the completion of the acquisition and began to immediately integrate operations, engineering groups, sales distribution networks and management structure.

Our net revenue by markets for periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Enterprise network, data center, storage, access and service provider markets	$159,179	$96,975	$351,988	$284,395
Broadband and consumer markets	8,944	8,088	25,175	27,407
	$168,123	$105,063	$377,163	$311,802

Revenues by geographic area are presented based upon the ship-to location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased our products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Net revenues by geographic area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
United States	$54,097	$29,370	$124,707	$98,586
China	40,245	24,775	90,794	76,111
Korea	18,962	9,665	27,114	22,385
Taiwan	11,105	8,965	31,198	25,519
Mexico	7,608	10,030	18,917	28,034
Finland	6,870	8,013	35,248	24,465
Other countries	29,236	14,245	49,185	36,702
Total	$168,123	$105,063	$377,163	$311,802

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

We use third-party foundries and assembly and test contractors, which are primarily located in the Asia-Pacific region, to manufacture, assemble and test our semiconductor products. We currently outsource a substantial percentage of our integrated circuit manufacturing to Global Foundries, Samsung and TSMC. We also outsource the sort, assembly, final testing and other processing of our product to third-party contractors, primarily ASE Electronics in Taiwan, Malaysia and Singapore, as well as ISE Labs, Inc., in the United States. We negotiate wafer fabrication on a purchase order basis. There are no long-term agreements with any of these foundries, assembly, test or processing third-party contractors. For the QLogic adapter and switch products, we use third-party contract manufacturers for material procurement, assembly, test and inspection in a turnkey model, prior to shipment to our customers.  These contract manufacturers are primarily located outside the United States. To the extent that we rely on these contract manufacturers, we are not able to directly control product delivery schedules and quality assurance.  A significant disruption in the operations of one or more of these third-party contractors would impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition and results of operations.

Our gross margin has been and will continue to be affected by a variety of factors, including the product mix, average sales prices of our products, the amortization expense associated with the acquired intangible assets, expense from manufacturing profit in acquired inventories, the timing of cost reductions for fabricated wafers and assembly and test service costs, inventory valuation charges, the cost of fabrication masks that are capitalized and amortized, and the timing and changes in sort, assembly and test yields. Overall gross margin is impacted by the mix between higher performance, higher margin products and services and lower performance, lower margin products and services. In addition, we typically experience lower yields and higher associated costs on new products, which improve as production volumes increase.

Gross profit decreased by $21.4 million and $15.0 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 mainly due to additional cost of revenue associated with the exercise of manufacturing rights of $37.1 million, manufacturing profit in acquired inventory of $7.3 million and amortization of acquired intangible assets from QLogic of $12.7 million recognized in the three and nine months ended September 30, 2016. The decrease in gross profit as a result of the recognition of the aforementioned additional cost of revenue were partly offset by the increase in gross profit resulting from the increase in net revenue. Gross margin decreased 37.3 percentage points from 65.5% in the three months ended September 30, 2015 to 28.2% in the three months ended September 30, 2016 and decreased by 15.3 percentage points from 64.8% in the nine months ended September 30, 2015 to 49.6% in the nine months ended September 30, 2016. Absent of the charges discussed above, gross margin in the three and nine months ended September 30, 2016 were 62.2% and 64.7%, respectively. In addition to the above discussed charges to cost of revenue in the three and nine months ended September 30, 2016, the decrease in gross margin in the three and nine months ended September 30, 2016 compared to the same periods in 2015 were impacted by a small shift of product sales mix. Generally, higher performance products yield higher gross margins compared to our lower performance products.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	%	2016	2015	Change	%
	(in thousands)				(in thousands)
Research and development expenses	$67,752	$45,367	$22,385	49.3%	$170,785	$156,014	$14,771	9.5%
Percent of total net revenue	40.3%	43.2%	-2.9%		45.3%	50.0%	-4.8%

The overall increase in research and development expenses for the three and nine months ended September 30, 2016 compared to the same periods in 2015 was primarily attributable to the acquisition of QLogic. Salaries and employee benefits increased by $11.9 million, and $16.9 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 mainly as a result of the increase in headcount. Stock-based compensation and related taxes also increased by $4.2 million and $6.3 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 due to the increase in headcount and the incremental stock-compensation expense from the assumed QLogic awards. Depreciation and amortization expense also increased by $2.8 million and $4.5 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 due to additional property and equipment and intangible assets used for research and development acquired from third party companies and from the acquisition of QLogic. The outsourced engineering services and other miscellaneous research and development increased by $3.5 million in the three months ended September 30, 2016 and decreased by $5.4 million in the nine months ended September 30, 2016, compared to the same periods in 2015, due to the timing of our research and development work for our other new product families and Xpliant. In March 2015, we exercised a manufacturing right from a third party vendor for a total consideration of $7.5 million which we recognized as research and development expense in the three months ended March 31, 2015. Research and development headcount was 1,252 at September 30, 2016 compared to 776 at September 30, 2015.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	%	2016	2015	Change	%
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$73,904	$18,522	$55,382	299.0%	$120,711	$59,529	$61,182	102.8%
Percent of total net revenue	44.0%	17.6%	26.3%		32.0%	19.1%	12.9%

The overall increase in sales, general and administrative expenses for the three and nine months ended September 30, 2016 compared to the same periods in 2015 was primarily attributable to the acquisition of QLogic. Salaries and employee benefits increased by $6.1 million and $8.0 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 mainly as a result of the increase in headcount. Total severance expense recorded in the three and nine months ended September 30, 2016 amounted to $12.3 million. Stock-based compensation and related taxes also increased by $19.3 million and $21.0 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 due to the incremental stock-compensation expense from the assumed QLogic awards and increase in total headcount. Outside services increased by $14.1 million and $15.9 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 mainly due to the transaction and integration costs incurred related to the acquisition of QLogic. Facilities, marketing and other miscellaneous sales, general and administrative expenses combined increased by $3.5 million and $4.0 million in the three and nine months ended September 30, 2016 compared to the same periods in 2015, respectively, as a result of an increase in headcount and increase in marketing related activities. Sales, general and administrative headcount was 437 at September 30, 2016 compared to 186 at September 30, 2015.

Other income (expense), net. Other income (expense), net primarily includes interest expense associated with the debt and capital lease and technology license obligations, amortization of deferred financing costs, interest income on cash and cash equivalents and foreign currency gains and losses. Total other expense, net for the periods presented were:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	%	2016	2015	Change	%
	(in thousands)				(in thousands)
Interest expense	$(4,268)	$(216)	$(4,052)	1875.9%	$(4,661)	$(1,014)	$(3,647)	359.7%
Other, net	54	(173)	227	-131.2%	(83)	(272)	189	-69.5%
Total other expense, net	$(4,214)	$(389)	$(3,825)	983.3%	$(4,744)	$(1,286)	$(3,458)	268.9%

The increase in other expense, net in the three and nine months ended September 30, 2016 compared to the same periods in 2015 was mainly due to the increase in interest expense associated with the debt and amortization of deferred financing costs. This increase was partly offset by lower foreign exchange losses.

Provision for Income Taxes. The quarterly provision for (benefit from) income taxes was based on our estimated annual effective tax rate, plus any discrete items, and taking into account valuation allowance, as necessary, in compliance with applicable guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income, our interpretations of tax laws and the possible outcomes of current and future audits. The following table presents the provision for income taxes and the effective tax rates for the respective periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
Income (loss) before income taxes	$(98,456)	$4,582	$(103,038)	$(109,151)	$(14,702)	$(94,449)
Provision for (benefit from) income taxes	(84,090)	366	(84,456)	(83,542)	1,328	(84,870)
Effective tax rate	85.4%	8.0%	77.4%	76.5%	(9.0)%	85.6%

The benefit from income taxes for the three and nine months ended September 30, 2016 was primarily due to the partial release of the valuation allowance on deferred tax assets, partially offset by the tax provision related to earnings in foreign jurisdictions. As a result of the QLogic acquisition, a net deferred tax liability was recorded due to the book-tax basis difference mainly related to purchased intangibles. This net deferred tax liability provided an additional source of income to support the realizability of our pre-existing deferred tax assets. As a result, we recorded a partial release of our valuation allowance in the three months ended September 30, 2016. The partial release of the valuation allowance was approximately $82.9 million. The provision for income taxes for the three and nine months ended September 30, 2015 was primarily related to earnings in foreign jurisdictions. The difference between the provision for income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision for income taxes recorded in the three and nine months ended September 30, 2016 and 2015 were primarily attributable to the difference in foreign tax rates and an increase in deferred tax liability related to the indefinite lived intangible assets.

Liquidity and Capital Resources

Following is a summary of our working capital, cash and cash equivalents as of the periods presented:

	As of September 30, 2016	As of December 31, 2015
	(in thousands)
Working capital	$326,191	$196,772
Cash and cash equivalents	192,378	134,646

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	$(10,858)	$42,546
Net cash used in investing activities	(648,121)	(34,430)
Net cash provided by (used in) financing activities	716,711	(8,849)

Cash Flows from Operating Activities

Net cash flows from operating activities decreased by $53.4 million from net cash provided by operating activities of $42.5 million in the nine months ended September 30, 2015 compared to net cash used in operating activities of $10.9 million in the nine months ended September 30, 2016. Total cash inflow from operations after adjustments of non-cash items in the nine months ended September 30, 2016 and 2015 was $12.2 million and $52.0 million, respectively. The decrease was primarily from higher expenses due to recognition of additional cost of revenue related to the exercise of manufacturing rights and the transaction related costs incurred in connection with the acquisition of QLogic. These higher expenses were partially offset by higher operating income due to increase in revenue. Changes in assets and liabilities resulted in net cash outflow of $23.1 million in the nine months ended September 30, 2016 compared to $9.4 million in the nine months ended September 30, 2015. The significant changes in assets and liabilities in the nine months ended September 30, 2016 were higher accounts receivable resulting from the timing of shipments to customers, higher inventories due to timing of inventory build-up and higher accounts payable due to the timing of payments to vendors. The significant changes in assets and liabilities in the nine months ended September 30, 2015 were higher accounts receivable resulting from the timing of shipments to customers and higher accrued expenses and other current liabilities mainly from the accrual of manufacturing rights payable due to the timing of payments to vendors.

Cash Flows from Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2016 was $648.1 million compared to $34.4 million in the nine months ended September 30, 2015. Net cash used in investing activities in the nine months ended September 30, 2016 resulted from the cash payments for the acquisition of QLogic, net of cash assumed from the acquisition of $573.8 million, and purchases of property and equipment and intangible assets of $74.7 million. These cash outflows were partially offset by the proceeds from the sale of available for sale securities of $0.4 million. Net cash used in investing activities in the nine months ended September 30, 2015 partly resulted from the cash payments made to purchase property and equipment and intangible assets of $32.2 million and cash payment to common shareholders of Xpliant of $3.6 million. These cash outflows were partially offset by the proceeds from sale of a short-term investment of $1.0 million and the proceeds received from the disposition of certain consumer product assets of $0.4 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was due to the proceeds from debt, net of deferred financing costs of $729.4 million and the proceeds from issuance of common stock upon exercise of stock options of $7.2 million. These cash inflow were partly offset by the principal payments of capital lease and technology license obligations of $18.0 million and payment of taxes withheld on net settled vesting of restricted stock units of $1.9 million. Net cash used in financing activities in the nine months ended September 30, 2015 resulted from the principal payments of capital lease and technology license obligations of $17.4 million which was partially offset by the proceeds received from issuance of common stock upon the exercise of options of $8.5 million.

Capital Resources

Our cash equivalents consist of an investment in a money market fund. We believe that our $192.4 million of cash and cash equivalents at September 30, 2016, and expected cash flow from operations, if any, will be sufficient to fund our projected operating requirements for at least 12 months.

As of September 30, 2016, our international subsidiaries held $137.7 million of our total cash and cash equivalents. Certain foreign regulations could impact our ability to transfer funds to the United States. We currently intend to indefinitely invest the funds held outside of the United States in our international operations and, as a result, do not intend to repatriate these funds. Should we decide to repatriate funds held outside of the United States, we may incur a significant tax obligation.

On August 16, 2016, we entered into a Credit Agreement with JPMCB, as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (collectively, the “Lenders”). The Lenders have provided (i) a $700.0 million Initial Term B Loan Facility and (ii) a $50.0 million Interim Term Loan Facility, ((i) and (ii) together, the “Term Facility”). We entered into the Credit Agreement to finance the acquisition of QLogic and pay fees and expenses related to such acquisition. See Notes 2 and 11 of Notes to Condensed Consolidated Financial Statements for detailed discussions of our acquisition of QLogic and debt.

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

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known through the filing of this report, we believe our exposure related to the above indemnities as of September 30, 2016, was not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

As of September 30, 2016, we had no material off-balance sheet arrangements other than our facility operating leases.

Contractual Obligations

The table below describes our contractual payment obligations and commitments, excluding liability related to uncertain tax positions as of September 30, 2016:

	Payments Due By Period
	Remainder of 2016	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Principal payment of credit facilities	$51,750	$14,000	$14,000	$670,250	$750,000
Estimated interest on credit facilities	6,766	52,629	51,635	41,101	152,131
Operating lease obligations	3,679	26,914	21,353	14,562	66,508
Capital lease and technology license obligations	10,273	27,566	2,769	-	40,608
Non-cancellable purchase orders	23,334	11,913	-	-	35,247
Total	$95,802	$133,022	$89,757	$725,913	$1,044,494

On September 27, 2016, we signed a new purchase agreement with a third party vendor for $31.5 million, payable in quarterly installments up to August 2019, in exchange for a three-year license to design tools effective October 1, 2016. The present value of the installment payments was capitalized and included in the property and equipment and the related liability under capital lease and technology license obligations in October 2016. This new purchase agreement replaced the purchase agreement entered by us in October 2014 with the same third party company for $28.5 million in exchange for a three-year license to certain design tools.

As of September 30, 2016, the liability for uncertain tax positions was $11.3 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

With our outstanding debt following the acquisition of QLogic, we are exposed to various forms of market risk, including the potential loss arising from adverse changes in interest rates on our outstanding interim term B loan facility. See Note 11, Debt, of Notes to Condensed Consolidated Financial Statements for information regarding interest rates under our debt facilities. An increase or decrease in an annual interest expense following the hypothetical change in the interest rate of 0.125% to 0.50% would be approximately $0.9 million to $3.5 million. There were no other material changes to our quantitative and qualitative disclosures about market risk related to our investment activities during the nine months ended September 30, 2016 as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on February 22, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On August 16, 2016, we completed the acquisition of QLogic and have commenced the integration of QLogic into our internal control over financial reporting. There have been no other changes in our internal control over financial reporting during the three months ended September 30, 2016 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in pending litigation, administrative and similar matters arising out of the normal conduct of our business. The ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance. In the opinion of management, the final outcome of these matters, if they are adverse, will not have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability, financial impact or other sanctions imposed on us from these matters could differ materially from those projected.

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

As noted above, we acquired QLogic Corporation in August 2016.  We review and, as applicable, update our risk factors quarterly. The risk factors below supersede those previously described under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 22, 2016.

Risks Related to Our Business and Industry

The acquisition of QLogic Corporation and the integration of the QLogic business, operations and personnel will involve risks and we may fail to realize the benefits expected from the acquisition of QLogic, which could adversely affect our financial results and our stock price.

We completed the acquisition of QLogic Corporation on August 16, 2016.  While we expect to receive significant benefits from the acquisition, there can be no assurance that we will actually realize the benefits on a timely basis or at all. Achieving the anticipated benefits of the acquisition of QLogic will depend, in part, on our ability to integrate the business and operations of QLogic successfully and efficiently with our existing business. The challenges involved in this integration, which will be complex and time-consuming, include the following:

•	difficulties entering new markets or manufacturing in new geographies where we have no or limited direct prior experience;
•	successfully managing relationships with our combined supplier and customer base;
•	coordinating and integrating independent research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs;
•	coordinating sales and marketing efforts to effectively position the combined company’s capabilities and the direction of product development;
•	difficulties in integrating the systems and processes of two companies with complex operations including multiple manufacturing sites;
•	the increased scale and complexity of our operations resulting from the merger;
•	retaining key employees;
•	obligations that we will have to counterparties of QLogic that arise as a result of the change in control of QLogic; and
•	minimizing the diversion of management attention from other important business objectives.

If we do not successfully manage these issues and the other challenges inherent in integrating QLogic, then we may not achieve the anticipated benefits of the acquisition of QLogic and our revenue, expenses, operating results and financial condition could be materially adversely affected.

Our indebtedness could adversely affect our financial condition and our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

On August 16, 2016, in connection with our acquisition of QLogic we incurred substantial indebtedness pursuant to a Credit Agreement. The Credit Agreement provides for (i) a $700.0 million Initial Term B Loan Facility, and (ii) a $50.0 million Interim Term Loan Facility, ((i) and (ii) together, the Term Facility). Our obligations under the Credit Agreement are guaranteed by a number of our subsidiaries.

The Initial Term B Loan Facility will mature on August 16, 2022 and requires quarterly principal payments (commencing on December 31, 2016) equal to 0.25% of the aggregate original principal amount, with the balance payable at maturity. In October 2016, we paid the outstanding Interim Term Loan.

Our substantial indebtedness could have important consequences to us including:

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

The Credit Agreement contains customary events of default upon the occurrence of which, after any applicable grace period, the lenders would have the ability to immediately declare the loans due and payable in whole or in part. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could materially and adversely affect our financial condition and results of operations.

We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, reserve mix and commodity pricing levels could also be considered by the rating agencies. The applicable margins with respect to the Term Facility will vary based on the applicable public ratings assigned to the collateralized, long-term indebtedness for borrowed money by Moody's Investors Service, Inc., Standard & Poor's Financial Services LLC and any successor to each such rating agency business. A ratings downgrade could adversely impact our ability to access debt markets in the future and increase the cost of current or future debt and may adversely affect our share price.

Our Credit Agreement imposes restrictions on our business.

The Credit Agreement contains a number of covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions, among other things, restrict our ability and our subsidiaries’ ability to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. These restrictions are subject to a number of limitations and exceptions set forth in the Credit Agreement. In addition, we must maintain a minimum level of liquidity of no less than $150.0 million, with certain adjustments as described in the Credit Agreement with respect to the outstanding Interim Term Loan. Our ability to meet the liquidity covenant may be affected by events beyond our control.

The foregoing restrictions could limit our ability to plan for, or react to, changes in market conditions or our capital needs. We do not know whether we will be granted waivers under, or amendments to, our Credit Agreement if for any reason we are unable to meet these requirements, or whether we will be able to refinance our indebtedness on terms acceptable to us, or at all.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on, and to refinance our debt, depends on our future performance, which is subject to financial, competitive, economic, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to make necessary capital expenditures or to satisfy our obligations under the Credit Agreement and any future indebtedness that we may incur. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms when needed, which could result in a default on our indebtedness.

We have a limited history of profitability, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.

We have a history of losses during certain quarterly or annual periods since our incorporation. As of September 30, 2016, our accumulated deficit was $215.0 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that may require additional expenditures.

As a result of these expenditures, we may not generate sufficient revenue to achieve profitability. Our revenue growth trend in 2013, 2014 and 2015 may not be sustainable, and accordingly, we may incur losses in the future.

We expect our operating results to fluctuate, which could adversely affect the price of our common stock.

We expect our revenues and expense levels to vary in the future, making it difficult to predict our future operating results. In particular, we experience variability in demand for our products as our customers manage their product introduction dates and their inventories. As a portion of our net revenue in each fiscal quarter results from orders booked in that quarter, it is difficult for us to forecast sales levels and historical information may not be indicative of future trends. Further, the market for our Fibre Channel products is mature and has declined during recent periods. The lack of growth in the market for our Fibre Channel products may be the result of a shift in the information technology data center deployment model, as more enterprise workloads are moving to cloud data centers, which primarily use Ethernet solutions as their connectivity protocol.  To the extent the market for our Fibre Channel products declines, our quarterly operating results would be negatively impacted.

Factors that could cause our results to fluctuate include, among other things:

•	fluctuations in demand, sales cycles, product mix and prices for our products;
•	any mergers, acquisitions or divestitures of assets undertaken by us, including the acquisition of QLogic Corporation;
•

the variability in lead time between the time when a customer begins to design in one of our products and the time when the customer’s end system goes into production and they begin purchasing our products;

•	the forecasting, scheduling, rescheduling or cancellation of orders by our customers;
•	our dependence on a few significant customers;
•	sales discounts and customer incentives;
•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, and with the experience and capabilities that we need;
•	our ability to successfully define, design and release new products in a timely manner that meet our customers’ needs;
•	changes in manufacturing costs, including wafer, test and assembly costs, mask costs, manufacturing yields, cost of components and product quality and reliability;
•	the timing and availability of adequate manufacturing capacity from our manufacturing suppliers;
•	the timing of announcements and introductions of products by our competitors or us;
•	future accounting pronouncements and changes in accounting policies;
•

actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our consolidated financial statements;

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

•	volatility in our stock price, which may lead to higher stock compensation expenses;
•	general economic and political conditions in the countries in which we and our suppliers operate or our products are sold or used;
•	costs associated with litigation, especially related to intellectual property; and
•	productivity and growth of our sales and marketing force.

Unfavorable changes in any of the above factors, many of which are beyond our control, could significantly harm our business and results of operations, and therefore our stock price. In addition, a significant portion of our operating expenses are relatively fixed.  Therefore, if we are unable to accurately forecast quarterly and annual revenues we could experience budgeting and cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which could make it difficult for us to attain and maintain profitability and could increase the volatility of the market price of our common stock.

The average selling prices of products in our markets have historically decreased over time and will likely do so in the future, which could harm our revenues and gross profits. Also any increase in the manufacturing cost of our products could reduce our gross margins.

Average selling prices of semiconductor products in the markets we serve have historically decreased over time. The average unit prices of our products may decline in the future as a result of competitive pricing pressures, increased sales discounts and customer incentives, new product introductions by us or our competitors, or other factors.  Our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by reducing our costs, developing new or enhanced products on a timely basis with higher selling prices or gross profits, or increasing our sales volumes. Additionally, because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs rapidly and may not be able to decrease our spending to offset any unexpected shortfall in revenue.  If this occurs, our revenue, gross margins and profitability could decline.

Fluctuations in gross margins, primarily due to the mix of products sold, may adversely affect our financial results.

Because of the wide price differences among our products, the mix and types of performance capabilities of products sold affect the average selling price of our products and have a substantial impact on our revenue. Generally, sales of higher performance products have higher gross margins than sales of lower performance products. We currently offer both higher and lower performance products in a number of our different product families. If the sales mix shifts towards lower performance, lower margin products, our overall gross margins will be negatively affected and a decrease in our gross margins could adversely affect the market price of our common stock. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and as a result can negatively impact our financial results.

Our gross margins may also be adversely affected by numerous factors, including:

•	entry into new markets, which may have lower gross margins;
•	changes in manufacturing volumes over which fixed costs are absorbed;
•	increased price competition;
•	introduction of new products by us or our competitors, including products with advantages in price, performance or features;
•	our inability to reduce manufacturing-related or component costs;
•	amortization and impairments of purchased intangible assets;
•	sales discounts and customer incentives;
•	excess inventory and inventory holding charges;
•	changes in distribution channels;
•	increased warranty costs; and
•	acquisitions and dispositions of businesses, technologies or product lines.

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

The market for our products is highly competitive and we expect competition to intensify in the future. This competition could make it more difficult for us to sell our products, and result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share or expected market share, any of which would likely seriously harm our business, operating results and financial condition. For instance, semiconductor products have a history of declining prices as the cost of production is reduced. However, if market prices decrease faster than product costs, gross and operating margins can be adversely affected. In the enterprise, datacenter, service provider, storage and broadband and consumer markets, we consider our primary competitors to be other companies that provide processor products to one or more of our markets, including Freescale Semiconductor, Inc., which was acquired by NXP Semiconductor, Intel Corporation, Broadcom Limited (formerly Broadcom Corporation, acquired by Avago Technologies Limited in February 2016 and renamed as Broadcom Limited), Marvell Technology Group Ltd., Applied Micro Circuits Corporation, Qualcomm Incorporated, and Advanced Micro Devices, Inc. In the high-speed Ethernet adapter and ASIC markets, which include converged networking products such as Fibre Channel over Ethernet (FCoE) and Internet Small Computer Systems Interface (iSCSI), we compete primarily with Broadcom, Mellanox Technologies, Ltd. and Intel.  In the traditional enterprise storage Fibre Channel adapter and ASIC markets, our primary competitor is Broadcom.

A few of our current competitors operate their own fabrication facilities and have, and some of our potential competitors could have, longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. Should these competitors leverage these competitive advantages, our results of operations could be materially and adversely affected.  Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features.

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

In addition, we cannot assure you that existing customers or potential customers will not develop their own products, purchase competitive products or acquire companies that have competing products. Any of these competitive threats, alone or in combination with others, could seriously harm our business, operating results and financial condition.

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

We receive a substantial portion of our revenues from a limited number of customers, and the loss of, or a significant reduction in, revenue from one or a few of our major customers would adversely affect our operations and financial condition.

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 50.9% and 62.4% of our net revenue from our top five customers in the three months ended September 30, 2016 and 2015, respectively and 51.4% and 53.7% in the nine months ended September 30, 2016 and 2015, respectively. Two customers together accounted for 24.5% and 31.4% of our net revenue in the three and nine months ended September 30, 2016, respectively. Three customers together accounted for 42.9% and 41.4% of our net revenue in the three and nine months ended September 30, 2015, respectively. No other customer accounted for more than 10.0% of our revenues in the three and nine months ended September 30, 2016 and 2015. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and that the portion of our revenues attributable to some of these customers may increase in the future. We may not be able to maintain or increase sales to some of our top customers for a variety of reasons, including the following:

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

Major customers also have significant leverage over us and may attempt to change the sales terms, including pricing, customer incentives and payment terms, which could have a material adverse effect on our business, financial condition or results of operations. As our customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually commit to price reductions for our products before we know how, or if, cost reductions can be achieved. If we are unable to achieve these cost reductions, our gross margins could decline and such a decline could have a material adverse effect on our business, financial condition or results of operations.  In addition, the ongoing consolidation in the technology industry could adversely impact our business. There is a possibility that one of our large customers could acquire one of our current or potential competitors. As a result of such transactions, demand for our products could decrease, which could have a material adverse effect on our business, financial condition and results of operations.

It is also possible that our customers may develop their own product or adopt a competitor’s solution for products that they currently buy from us. If that happens, our sales would decline and our business, financial condition and results of operations could be materially and adversely affected.

The loss of a major customer, a reduction in sales to any major customer or our inability to attract new significant customers could seriously impact our revenue and materially and adversely affect our business, financial condition, and results of operations.

We may be unsuccessful in developing and selling new products or in penetrating new markets.

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. Our competitiveness and future success depend on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost effective basis. A fundamental shift in technologies in any of our product markets could harm our competitive position within these markets. Our failure to anticipate these shifts, to develop new technologies or to react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and a loss of design wins to our competitors. The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as a variety of specific implementation factors, including:

•	timely and efficient completion of process design and transfer to manufacturing, assembly and test processes;
•	the quality, performance and reliability of the product;
•	competitive pricing of the product; and
•	effective marketing, sales and service.

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

As our business has grown to both customers located in the United States as well as customers located outside of the United States, we have become increasingly subject to the risks arising from adverse changes in both the domestic and global economic and political conditions. If economic growth in the United States and other countries’ economies slows, the demand for our customer’s products could decline, which would then decrease demand for our products. Furthermore, if economic conditions in the countries into which our customers sell their products deteriorate, some of our customers may decide to postpone or delay some of their development programs, which would then delay their need to purchase our products. This could result in a reduction in sales of our products or in a reduction in the growth of our product sales. Any of these events would likely harm our financial condition and results of operations. This could also make it difficult for us to forecast future revenue and if we do not achieve anticipated levels of revenue our operating results could be adversely affected.

The semiconductor and communications industries have historically experienced significant fluctuations with prolonged downturns, which could impact our operating results, financial condition and cash flows

The semiconductor industry has historically exhibited cyclical behavior, which at various times has included significant downturns in customer demand. Because a significant portion of our expenses are fixed in the near term or are incurred in advance of anticipated sales, we may not be able to decrease our expenses rapidly enough to offset any unanticipated shortfall in revenues. If this situation were to occur, it could adversely affect our operating results, cash flow and financial condition. Furthermore, the semiconductor industry has periodically experienced periods of increased demand and production constraints. If this happens in the future, we may not be able to produce sufficient quantities of our products to meet the increased demand. We may also have difficulty in obtaining sufficient wafer, assembly and test resources from our subcontract manufacturers. Any factor adversely affecting the semiconductor industry in general, or the particular segments of the industry that our products target, may adversely affect our ability to generate revenue and could negatively impact our operating results.

The communications industry has, in the past, experienced pronounced downturns, and these cycles may continue in the future. To respond to a downturn or weakness in a particular market or geography, customers may slow their research and development activities, cancel or delay new product development, reduce their inventories and take a cautious approach to acquiring our products, which would have a significant negative impact on our business. If this situation were to occur, it could adversely affect our operating results, cash flow and financial condition. In the future, any of these trends may also cause our operating results to fluctuate significantly from year to year, which may increase the volatility of the price of our stock.

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

Additionally, even if system designers use our products in their systems, we cannot assure you that these systems will be commercially successful or that we will receive significant revenue from the sales of our products for those systems. As a result, we may be unable to accurately forecast the volume and timing of our orders and revenues associated with any new product introductions.

Our products must meet exact specifications, and defects and failures may occur, which may cause customers to return or stop buying our products.

Our customers generally establish demanding specifications for quality, performance and reliability that our products must meet. However, our products are highly complex and may contain defects and failures when they are first introduced or as new versions are released. If defects and failures occur in our products during or after the design phase, we could experience lost revenues, increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts, diversion of management and technical resources or damage to our reputation and brand equity, and in some cases consequential damages, any of which would harm our operating results. In addition, delays in our ability to fill product orders as a result of quality control issues may negatively impact our relationship with our customers.

Some of our operations and a significant portion of our suppliers, customers and contract manufacturers are located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability.

We have international sales offices and research and development facilities and we conduct, and expect to continue to conduct, a significant amount of our business with companies located outside the United States, particularly in Asia and Europe. Even customers based in the United States often use contract manufacturers based in Asia to manufacture their systems, and it is the contract manufacturers that often purchase products directly from us. In addition, a significant portion of our suppliers are located outside of the United States.  As a result of our international focus, we face numerous challenges, including:

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

As of September 30, 2016, our international subsidiaries held $137.7 million of our total cash and cash equivalents. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

Our international sales are invoiced in U.S. dollars and, accordingly, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to such foreign customers could result in decreased sales. In addition, a significant portion of our inventory is purchased from international suppliers, who invoice us in U.S. dollars. If the relative value of the U.S. dollar in comparison to the currency of our foreign suppliers should decrease, our suppliers may increase prices, which could result in a decline of our gross margin. Any of the foregoing factors could have a material adverse effect on our business, financial condition or results of operations.

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

Availability of foundry capacity has in the past been reduced due to strong demand. The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Foundry capacity may not be available when we need it or at reasonable prices which could cause us to be unable to meet customer needs or delay shipments, which could result in a decline in our sales and harm our financial results. To secure sufficient foundry capacity when demand is high, we may enter into various arrangements with suppliers that could be costly and harm our operating results, such as nonrefundable deposits with or loans to foundries in exchange for capacity commitments and contracts that commit us to purchase specified quantities of integrated circuits over extended periods. We may not be able to make any such arrangement in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility, and not be on terms favorable to us. Moreover, if we are able to secure foundry capacity, we may be obligated to use all of that capacity or incur penalties. These penalties may be expensive and could harm our financial results.

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

Although we use several independent foundries to manufacture substantially all of our semiconductor products, most of our components are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed or chooses to significantly change its relationship with us, we could experience significant delays in securing sufficient supplies of those components from other sources, which could have a material adverse effect on our results of operations. In addition, the loss of our largest third-party contract manufacturer could significantly impact our ability to produce products for an indefinite period of time.

For example, currently we purchase the ASICs used in the QLogic Ethernet and Fibre Channel products exclusively from Broadcom Limited pursuant to long-term supply contracts in place that we believe safeguard our supply of Fibre Channel and Ethernet ASICs. In connection with our acquisition of QLogic we have exercised contractual options to purchase the manufacturing rights for the ASICs currently supplied by Broadcom for such QLogic products and in the future we expect to contract directly with suppliers for the manufacture of the ASICs.  In the meantime, however, should Broadcom fail to adhere to the terms of our supply contracts and if the remedies in the contracts fail to adequately protect us, our supply of Fibre Channel and Ethernet ASICs could be at risk or more costly, and our business and results of operations could be materially and adversely affected.

Converting or transferring manufacturing from a primary location or supplier to a backup facility could be expensive and could take one to two quarters. During such a transition, we would be required to meet customer demand from our then-existing inventory, as well as any partially finished goods that can be modified to the required product specifications. We do not seek to maintain sufficient inventory to address a lengthy transition period because we believe it is uneconomical to keep more than minimal inventory on hand. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process. Some customers will not purchase any products, other than a limited number of evaluation units, until they qualify the manufacturing line for the product. As a result, we may not be able to meet customer needs during such a transition, which could delay shipments, cause a production delay or stoppage for our customers, result in a decline in our sales and damage our customer relationships.

We cannot assure you that any of our existing or new foundries and manufacturers will be able to produce products with acceptable manufacturing yields, or be able to deliver enough products to us on a timely basis, or at reasonable prices. These and other related factors could impair our ability to meet our customers’ needs and have a material and adverse effect on our operating results, competitive position and relationships with customers.

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

Sales and purchasing patterns with our customers and suppliers are uneven and subject to seasonal fluctuations.

A portion of our products are sold to customers who experience seasonality and uneven sales patterns in their own businesses. As a result, we experience similar seasonality and uneven sales and purchasing patterns with certain of our customers and suppliers. We believe the variability in sales and purchasing patterns results from many factors, including:

•	spikes in sales during the fourth quarter of each calendar year typically experienced by our customers, which in turn leads to higher sales volume in our fourth quarter;
•

the tendency of our customers to close a disproportionate percentage of their sales transactions in the last month, weeks and days of each quarter, which in turn leads to an increase in our sales during those same time periods; and

•

strategic purchases, including entering into non-cancelable purchase commitments, by us or our customers in advance of demand to take advantage of favorable pricing or to mitigate risks around product availability.

This variability makes it extremely difficult to predict the demand and buying patterns of our customers and, in turn, causes challenges for us in sourcing goods and services from our suppliers, adjusting manufacturing capacity, and forecasting cash flow and working capital needs. If we predict demand that is substantially greater than actual customer orders, we will have excess inventory. Alternatively, if customer orders substantially exceed predicted demand, the ability to assemble, test and ship orders received in the last weeks and days of each quarter may be limited, or be completed at an increased cost, which could have a material adverse effect on our business, financial condition or results of operations.

Our acquisition, disposition and investment strategies may result in unanticipated accounting charges or otherwise adversely affect our business, financial condition and results of operations.

We have in the past acquired a number of businesses, companies and assets of companies. We expect that we will in the future continue to acquire companies or assets of companies or invest in third-party companies that we believe to be complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market or application skills or enhancing and expanding our existing product lines. In connection with any such future acquisitions or investments, we may need to use a significant portion of our available cash, issue additional equity securities that would dilute current stockholders’ percentage ownership and incur substantial debt or contingent liabilities. In addition, we may incur higher operating costs following an acquisition. Further we may never realize the perceived benefits of an acquisition or divestiture.  These actions could adversely impact our operating results and the market price of our common stock. In addition, acquisitions of companies exposes us to risks, including:

•	difficulties that may occur in assimilating and integrating the operations, personnel, technologies, and products of acquired companies or businesses;
•	key personnel of an acquired company may decide not to work for us;
•	the financial return on the acquisition may not support the expenditure incurred to acquire such business or develop the business;
•	to the extent we acquire a company with existing products; those products may have lower gross margins than our customary products, which could adversely affect our gross margin and operating results;
•	entering markets or conducting operations with which we have no or limited direct prior experience;
•	assuming the legal obligations of the acquired business;

•	the effect that internal control processes of the acquired business might have on our financial reporting;
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

We have made, and could make in the future, investments in technology companies, including privately-held companies in a development stage. Many of these private equity investments are inherently risky because the companies’ businesses may never develop, and we may incur losses related to these investments. In addition, we may be required to write down the carrying value of these investments to reflect other-than-temporary declines in their value, which could have a material adverse effect on our financial condition and results of operations.

The loss of any of our key personnel could seriously harm our business, and our failure to attract or retain specialized technical, management or sales and marketing talent could impair our business.

We believe our future success will depend in large part upon our ability to attract, retain and motivate highly skilled managerial, engineering, sales and marketing personnel. The loss of any key employees or the inability to attract, retain or motivate qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell our products which would materially and adversely affect our business, financial condition and results of operations. For instance, if any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity during the search for and while any successor is integrated into our business and operations. Further, if we are unable to integrate and retain personnel acquired through our various acquisitions, we may not be able to fully capitalize on such acquisitions.

We believe that the market for key personnel in the industries in which we compete is highly competitive and we anticipate that competition for such personnel will increase in the future.  Our key technical personnel represent a significant asset and serve as the source of our technological and product innovations. We may not be successful in attracting, retaining and motivating sufficient numbers of technical personnel to support our anticipated growth.

To date, we have relied primarily on our direct marketing and sales force to drive new customer design wins and to sell our products. Because we are looking to expand our customer base and grow our sales, we will need to hire additional qualified sales personnel in the near term and beyond if we are to achieve revenue growth. The competition for qualified marketing and sales personnel in our industry, and particularly in Silicon Valley, is very intense. If we are unable to hire, train, deploy and manage qualified sales personnel in a timely manner, our ability to grow our business will be impaired. In addition, if we are unable to retain our existing sales personnel, our ability to maintain or grow our current level of revenues will be adversely affected.

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

Changes in and compliance with regulations could materially and adversely affect us.

Our business, results of operations or financial condition could be materially and adversely affected if new laws, regulations or standards relating to us or our products are implemented or existing ones are changed. In addition, our compliance with existing regulations may have a material adverse impact on us. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted in 2010. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act, including the disclosure requirements relating to the sourcing of so-called conflict minerals from the Democratic Republic of Congo and certain other adjoining countries. Our disclosures regarding conflict minerals have been and will be predicated upon the timely receipt of accurate information from suppliers, who may be unwilling or unable to provide us with the relevant information, which may harm our reputation and our relationships with our customers. In addition, these requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products.

We are subject to laws, rules and regulations in the United States and other countries relating to the collection, use and security of personal information and data. We have incurred, and will continue to incur, expenses to comply with privacy and security standards, protocols and obligations imposed by applicable laws, regulations, industry standards and contracts. Any inability to comply with applicable privacy or data protection laws, regulations or other obligations, could result in significant cost and liability, damage our reputation, and adversely affect our business.

Under applicable federal securities laws, including the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control structure and procedures for financial reporting. Should we or our independent auditors determine that we have material weaknesses in our internal controls, our business, financial condition or results of operations may be materially and adversely affected and our stock price may decline. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our rapid growth in recent years, including through acquisitions, and our possible future expansion through acquisitions, present challenges to maintain the internal control and disclosure control standards applicable to public companies. If we fail to maintain effective internal controls, we could be subject to regulatory scrutiny and sanctions and investors could lose confidence in the accuracy and completeness of our financial reports.

In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by regulations applicable to us, such as the Foreign Corrupt Practices Act and other anti-bribery laws. Although we have policies and procedures designed to ensure compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business, financial condition or results of operations.

We face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and material composition of our products, their safe use, the energy consumption associated with those products and product take-back legislation (i.e., legislation that makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products). We could incur substantial costs, our products could be restricted from entering certain jurisdictions, and we could face other sanctions, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws.

The migration of our customers toward new products could adversely affect our results of operations.

As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize the effects of product inventories that may become excess and obsolete, as well as ensure that sufficient supplies of new products can be delivered to meet customer demand. Our failure to manage the transition to newer products in the future could adversely affect our business or results of operations. When we introduce new products and product enhancements, we face additional risks relating to product transitions, including risks relating to forecasting demand and longer lead times associated with smaller product geometries and more complex production operations. Any such adverse event or increased costs could have a material adverse effect on our business, financial condition or results of operations.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how.  There can be no assurance that these protections will be adequate to protect our proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology, or that we can maintain such technology as trade secrets.

The failure of our patents and other intellectual property protections to adequately protect our technology might make it easier for our competitors to offer similar products or technologies, which would harm our business. For example, our patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are shipped, sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. From time to time we receive communications that allege we have infringed specified patents, trade secrets or other intellectual property rights owned by others. Any of these allegations, regardless of merit, could cause us to incur significant costs in responding to, defending and resolving these allegations. Any lawsuits resulting from these allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property infringement allegations or litigation also could force us to do one or more of the following:

•	stop selling products or using technology that contain the allegedly infringing intellectual property;
•	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others;
•	incur significant legal expenses;
•	pay substantial damages or settlement amounts to a third-party;
•	redesign those products that contain the allegedly infringing intellectual property; or
•	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.

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

A breach of our security systems or a cyber-attack may have a material adverse effect on our business.

Our security systems are designed to maintain the physical security of our facilities and protect our customers’, suppliers’ and employees’ confidential information. However, we are also dependent on a number of third-party “cloud-based” service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and some finance functions, and we are, of necessity, dependent on the security systems of these providers. Accidental or willful security breaches, including cyber-attacks, or other unauthorized access by third parties to our facilities, our information systems or the systems of our cloud-based service providers or the existence of computer viruses in our or their data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information. Any theft or misuse of this information could result in, among other things, unfavorable publicity, damage to our reputation, disclosure of our intellectual property and/ or confidential customer, supplier or employee data, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of this information, any of which could have a material adverse effect on our business, profitability and financial condition. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

We may need to raise additional capital, which might not be available or which, if available, may be on terms that are not favorable to use.

We believe our existing cash and cash equivalent balances and cash expected to be generated from our operations will be sufficient to meet our working capital, capital expenditures and other needs for at least the next 12 months. In the future, we may seek to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities to raise additional funds, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. We may also increase our debt in the future which we may incur additional significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could harm our business, operating results and financial condition.

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

If we fail to carefully manage the use of “open source” software in our products, we may be required to license key portions of our products on a royalty-free basis or expose key parts of our source code.

Certain of our software may be derived from “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License, that impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public and license such derivative works under a particular type of license, rather than the forms of licenses customarily used to protect our intellectual property. In the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public or stop distributing that work.

Our facilities and the facilities of our suppliers, third-party contractors and customers are located in regions that are subject to natural disasters and other risks. Any disruption to the operations of these could cause significant delays in the production or shipment of our products.

Our California facilities, including our principal executive offices, are located near major earthquake faults. Any personal injury at, or damages to, the facilities as a result of such occurrences could have a material adverse effect on our business, results of operations or financial condition. Additionally, a substantial portion of our products are manufactured by third-party contractors located in the Asia-Pacific (or APAC) region. The risk of an earthquake in the APAC region is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. For example, several major earthquakes have occurred in Taiwan and Japan since our incorporation in 2000, the most recent being the major earthquake and tsunami that occurred in March 2011 in Japan. Although our third-party contractors did not suffer any significant damage as a result of these most recent earthquakes, the occurrence of additional earthquakes or other events causing closures could result in the disruption of our foundry or assembly and test capacity.

We have additional operations, suppliers, third-party contractors and customers in regions that have historically experienced natural disasters. Any disruption resulting from a natural disaster could cause significant delays in the production or shipment of our products which could adversely affect our business, results of operations and financial condition. Further, as a result of a natural disaster, our major customers may face shortages of components that could negatively impact their ability to build the devices into which our products are integrated, thereby negatively impacting the demand for our products even if the supply of our products is not directly affected by the natural disaster.

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

We are subject to examination of our income tax returns by the United States Internal Revenue Service and other tax authorities, which may result in the assessment of additional income taxes. Although we reserve for uncertain tax positions, including related penalties and interest, the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to record additional income tax expense or establish an additional valuation allowance, which could materially impact our financial position and results of operations. (See Note 8 of the Notes to Condensed Consolidated Financial Statements).

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

The market price of our common stock has fluctuated substantially and there is no assurance that such volatility will not continue.  Several factors that could impact our stock price are:

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

Furthermore, the stock market in general, and the market for semiconductor and other technology companies in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. These trading price fluctuations may also make it more difficult for us to use our common stock as a means to make acquisitions or to use our common stock to attract and retain employees. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

CAVIUM, INC.

Date: November 7, 2016	By:	/S/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer and Vice President of Finance and Administration

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Agreement and Plan of Merger and Reorganization between the Registrant, Quasar Acquisition Corporation and QLogic Corporation, dated June 15, 2016 (1)

2.2*	Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated July 30, 2014 (2)

2.3*	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated October 8, 2014 (3)

2.4*	Amendment No. 2 to the Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated June 30, 2015 (4)

2.5*	Asset Purchase Agreement, by and between QLogic Corporation and Intel Corporation, dated as of January 20, 2012 (5)

2.6*	Asset Purchase Agreement, by and between QLogic Corporation and Broadcom Corporation, dated as of February 18, 2014 (6)

3.1	Restated Certificate of Incorporation of the Registrant (7)

3.2	Amended and Restated Bylaws of the Registrant(8)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (9)

10.1†	QLogic Corporation 2005 Performance Incentive Plan

10.2†	Form of Option Grant Notice and Option Agreement under QLogic 2005 Performance Incentive Plan

10.3†	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under QLogic 2005 Performance Incentive Plan

10.4†	Form of Option Grant Notice and Option Agreement under 2016 Equity Incentive Plan

10.5†	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan

10.6†	Letter Agreement, dated July 22, 2016, between the Registrant and Brad Bass (10)

10.7†	Letter Agreement, dated July 22, 2016, between the Registrant and Dr. Edward Frank (11)

10.8†	Employment Agreement, dated July 22, 2016, between the Registrant and Muhammad Raghib Hussain (12)

10.9

Credit Agreement, dated as of August 16, 2016, among Cavium, Inc., the Lender’s Party Hereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and as Sole Lead Arranger and Sole Bookrunner. (13)

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit Number	Description

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (No. 001-33435), filed with the SEC on June 15, 2016, and incorporated herein by reference.

(2)	Filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q (No. 001-33435), filed with the SEC on August 1, 2014, and incorporated herein by reference.

(3)	Filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q (No. 001-33435), filed with the SEC on October 31, 2014, and incorporated herein by reference.

(4)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (No. 001-33435), filed with the SEC on April 3, 2015, and incorporated herein by reference.

(5)	Filed as Exhibit 2.1 of QLogic Corporation’s Current Report on Form 8-K (No. 000-23298) filed on January 25, 2012, and incorporated herein by reference.

(6)	Filed as Exhibit 2.1 of QLogic Corporation’s Current Report on Form 8-K (No. 000-23298) filed on March 13, 2014, and incorporated herein by reference.

(7)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (No. 001-33435), filed with the SEC on June 20, 2011, and incorporated herein by reference.

(8)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 13, 2007, as amended, and incorporated herein by reference.

(9)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 24, 2007, as amended, and incorporated herein by reference.

(10)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 001-33435), filed with the SEC on July 26, 2016, and incorporated herein by reference.

(11)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (No. 001-33435), filed with the SEC on July 26, 2016, and incorporated herein by reference.

(12)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (No. 001-33435), filed with the SEC on July 26, 2016, and incorporated herein by reference.

(13)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 001-33435), filed with the SEC on August 16, 2016, and incorporated herein by reference.

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