Form 10-K
period 2016-12-31
CAVIUM, INC.
filed 2017-02-28
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was approximately $2.2 billion, based on the number of shares held by non-affiliates of the registrant, and based on the reported last sale price of common stock on The NASDAQ Global Select Market for such date. Excludes an aggregate of 1.8 million shares of common stock held by officers and directors as of June 30, 2016. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

Number of shares of common stock outstanding as of February 22, 2017: 67,831,021

Documents Incorporated by Reference: Portions of the Registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this form 10-K are incorporated by reference in Part III of this Form 10-K.

CAVIUM, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

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

Overview

We are a provider of highly integrated semiconductor processors that enable intelligent processing for wired and wireless infrastructure and cloud for networking, communications, storage, and security applications. Our products consist of multi-core processors for embedded and data center applications, network connectivity for server and switches, storage connectivity, and security processors for offload and appliance. A range of our products also include a rich suite of embedded security protocols that enable unified threat management, or UTM, secure connectivity, network perimeter protection, and deep packet inspection, or DPI. We sell our products to networking original equipment manufacturers, or OEM, that sell into the enterprise, datacenter, service provider, and broadband and consumer markets. We also sell our products through channels, original design manufacturers, or ODM, as well as direct sales to mega data centers. In the enterprise market, our products are used in routers, switches, storage appliances, server connectivity for networking and storage, wireless local area networks, or WLAN, and UTM. In the datacenter market, our products are used in servers for data and storage connectivity as well as security offload and server load balancers. In the service provider market in wired infrastructure our products are used in edge routers, cable modem termination system head-ends, and media gateways, and in wireless infrastructure in 3G/4G/5G base stations, radio network controllers, micro/macro cell, evolved packet core nodes, and CloudRAN. In the broadband and consumer market our products are used in home gateways, wireless high-definition multimedia interface, or HDMI, WLAN, small office/home office, and UTM.  Several of our products are systems on a chip, or SoCs, which incorporate single or multiple processor cores, a highly integrated architecture and customizable software that is based on a broad range of standard operating systems. We focus our resources on the design, sales and marketing of our products, and outsource the manufacturing of our products.

Our server data and storage connectivity product portfolio was expanded by our acquisition of QLogic Corporation (“QLogic”) in August 2016. These products consist primarily of connectivity products including adapters and application-specific integrated circuits (ASICs) that facilitate the rapid transfer of data and enable efficient resource sharing between servers, networks and storage. The QLogic products are based primarily on Fibre Channel and Ethernet technologies and are used in conjunction with storage networks, data networks and converged networks. We sell QLogic products predominantly to original equipment manufacturers (OEMs) who then incorporate these products into server and storage subsystem solutions that are used by enterprises with critical business data requirements, as well as managed service and cloud service providers.

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

One of the major trends driving information technology spending today is the transformation of the datacenter to cloud computing, also known as “on-demand computing”. Cloud computing is a kind of internet-based computing, where shared resources, data and information are provided to computers and other devices on-demand. It is a model for enabling ubiquitous, on-demand access to a shared pool of configurable computing resources. Cloud computing and storage solutions provide users and enterprises with various capabilities to store and process their data in third-party datacenters. Key trends driving this transformation includes the adoption of Software as a Service, or SaaS, Platform as a Service, or PaaS, and Infrastructure as a Service, or IaaS, enabled by software defined datacenter with virtualized on demand compute, software defined networking, or SDN, and software defined storage. The current datacenter market has generally been serviced with processors that are designed with “one size fits all” approach and are based on a legacy control plane architecture where many of the networking, storage, virtualization and security functions are implemented in software or additional chips leading to huge system and rack level inefficiencies specific to performance, latency, footprint, power and cost.

In today’s datacenters, companies use both Ethernet for data (TCP/IP) networks and Fibre Channel for storage area networks (SANs), each dedicated to their specific purposes. Ethernet networks are generally implemented when end-users need to transfer relatively small amounts of information over both local and global distances or in clustered, low-latency compute environments, such as with workstation-to-server, server-to-server, and server-to-storage connections. Storage area networks are used to provide robust highly-reliable access to storage across enterprise environments and are implemented by companies who require shared access to block I/O for applications such as large databases, mail servers, file servers, and system booting from storage. The benefits of deploying highly-reliable and proven SAN technology include: (i) centralized management, security, and administration of the storage resources; (ii) uniform delivery of storage services like periodic backups; and (iii) running efficient utilization levels of storage resources. Fibre Channel over Ethernet (FCoE) is a converged networking technology that uses high-speed Ethernet for both storage and data transmission, thereby enabling the consolidation of both SANs and Ethernet traffic onto a one common network adapter.

Products

OCTEON®, OCTEON Fusion-M®, OCTEON XL®, OCTEON TX™, LiquidIO®, LiquidSecurity ®, NITROX®, ThunderX®, ThunderX2™, Xpliant® and XPA® are trademarks or registered trademarks of Cavium, Inc. QLogic® and FastLinQ® are registered trademarks of QLogic Corporation.

We offer highly integrated semiconductors that provide single or multiple cores of processors, along with intelligent Layer 2 through 7 processing for enterprise, data center, storage, broadband and consumer, and service provider markets. All of our products are compatible with standards-based operating systems and general purpose software to enable ease of programming, and are supported by our ecosystem partners. Following out acquisition of QLogic, we also offer high performance server and storage networking connectivity products that provide, enhance and manage computer data communication.

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

Our OCTEON Fusion-M family of wireless baseband processors is a highly scalable product family supporting enterprise small cells, high capacity outdoor picocells all the way up to multi-sector macrocells for multiple wireless protocols. The OCTEON Fusion-M processors are single chip solutions (supporting Layer 1 to 7) that target next generation radio networks including 3GPP LTE Release 11/12. The key features include highly optimized full 64 bit MIPS processor cores, a highly efficient caching subsystem, high memory bandwidth Very Long Instruction Word, or VLIW, digital signal processing engines along with a host of hardware accelerators for the wireless modem pipeline, network processing and traffic shaping. Additionally, multiple OCTEON Fusion-M chips can be cascaded for even denser deployments or higher order multiple-input and multiple-output, or MIMO. The OCTEON Fusion-M family is designed to allow system OEM and operators to build next generation networks in macrocell, microcell and Cloud-RAN deployments. The architecture allows the implementation of any of the popular Centralized Radio Access Network, or CRAN splits, including MAC-PHY, RLC and CPRI and working in conjunction with standard commercial off-the-shelf systems, such as Cavium’s ThunderX processor, while retaining the flexibility to evolve into the new 5G standard.

Our OCTEON TX is a 64-bit ARM based processor family for control plane and data plane applications in networking, security, and storage provides a broad range of highly integrated 64-bit ARM SOC products for a wide variety of embedded processing applications. The OCTEON TX expands the addressability of our embedded products into control plane application areas within enterprise, service provider, datacenter networking and storage that need support of extensive software ecosystem and virtualization features. This product line is also optimized to run multiple concurrent data and control planes simultaneously for security and router appliances, NFV and SDN infrastructure, service provider CPE, wireless transport, network-attached storage, storage controllers, internet-of-things (IoT) gateways, printer and industrial applications.

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

Our Xpliant family of products provide high performance, high density switch silicon that targets a broad range of switching applications for the datacenter, cloud, service provider and enterprise markets. Xpliant Packet Architecture, or XPA, allows programing of switch packet processing elements. It enables various network switching protocols with a switch. As new protocols are required, the switch can be updated by software to add support for these new protocols, including changes to parsing, lookups, traffic scheduling, packet modification, scheduling and traffic monitoring.

Our ThunderX processor family are highly integrated, multi-core SoC processors that incorporate highly optimized, full custom cores based on 64-bit ARMv8 instruction set architecture into SoC. ThunderX products provide a scalable family of 64-bit ARMv8 processors incorporated into a highly differentiated SoC architecture optimized for cloud and datacenter applications. The ThunderX product line includes four workload optimized families targeting cloud compute, secure compute, cloud storage/big data and networking/network functions virtualization workloads. ThunderX2 is the second generation workload optimized ARMv8 processor built using FinFET process. It is fully compliant with ARMv8-A architecture as well as ARM's Server Base System Architecture (SBSA) standard. ThunderX2 targets high performance volume servers deployed by public/private cloud and telco datacenters and high performance computing applications.

The LiquidIO Server Adapter family is a standard server compliant half-height Peripheral Component Interconnect Express, or PCI Express, form-factor, providing a high-performance, general-purpose programmable adapter platform that enables cloud service providers to offload any functionality in the datacenter. This product family enables datacenters to rapidly deploy high performance SDN applications for both installed and new infrastructure while enhancing server utilization, response times and network agility. The LiquidIO Server Adapter family is supported by a feature rich software development kit that allows customers and partners to develop high performance SDN applications with packet processing, switching, security, tunneling, quality of service, and metering.

The LiquidSecurity product family is a high performance hardware based transaction security solution for cloud datacenters, enterprise, government organizations and ecommerce applications. It addresses the high performance security requirements for private key management and administration while also addressing elastic performance per virtual / network domain for the virtualized cloud environment. This family is available as an adapter with complete software or as a standalone appliance providing 35,000 RSA operations/second and 50,000 key store divisible over up to 32 partitioned Federal Information Processing Standards, or FIPS, 140-2 level 3 high security modules.

The QLogic Fibre Channel product family includes both adapters for server connectivity as well as ASICs and adapters for storage system connectivity.  The adapter portfolio includes the 2700 Series Gen 6 (32GFC) adapters that enable greater virtualization density and improved database performance, combined with increased operational efficiency.  These products accelerate enterprise applications, deliver a highly resilient infrastructure, and optimize IT staff productivity.  The QLogic Fibre Channel product family also includes our 2690 Series Enhanced Gen 5 Fibre Channel adapters, our second generation of Gen 5 (16GFC) products.  These products provide reliability, power efficiency and investment protection, along with an advanced set of data center diagnostic, orchestration and Quality of Service capabilities.  Our latest high-performance, high port density, Fibre Channel products are particularly well-suited for use with all-flash arrays.

The QLogic Ethernet product family includes the latest FastLinQ 45000 Series of Ethernet Adapters and controllers, enabling 10, 25, 40, 50 and 100Gb Ethernet connectivity. The QLogic FastLinQ family is highly extensible and flexible, delivering a broad set of capabilities customized to address the needs of the telco, enterprise, managed service provider, public and private cloud, and storage markets including: advanced L2 NIC, virtualization acceleration, storage offloads, and low latency RDMA transports.  This product family improves server utilization, increases scalability of servers and networks, and provides flexibility for highly virtualized, software defined data centers.  The FastLinQ product family is a comprehensive product set that reliably serves the connectivity needs of both server and storage systems.

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

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenue. We received an aggregate of approximately 49.3%, 55.3% and 57.4% of our net revenue from our top five customers in 2016, 2015 and 2014, respectively. Cisco Systems, Inc. and Nokia Solutions and Networks together accounted for 25.1% of our net revenue in 2016. Cisco Systems, Inc., Nokia Solutions and Networks and Amazon.com, Inc., together accounted for 42.9% and 44.4% of our net revenue in 2015 and 2014, respectively. No other customer accounted for more than 10% of our net revenue in 2016, 2015 and 2014. For information regarding our revenue from external customers, see our Consolidated Financial Statements in Item 8 of this Annual Report.

Some of our OEM customers experience seasonality and uneven sales patterns in their business. As a result, we may experience similar seasonality and uneven sales patterns.

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

Integrated Circuit Fabrication. Our integrated circuits are fabricated using complementary metal-oxide semiconductor processes, which provide greater flexibility to engage independent foundries to manufacture our integrated circuits. By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facility. We currently outsource a substantial percentage of our integrated circuit manufacturing to Global Foundries, Samsung Electronics and Taiwan Semiconductor Manufacturing Company, or TSMC. We negotiate wafer fabrication on a purchase order basis. There are no long-term agreements with any of these foundries, assembly, test or processing third-party contractors. We work closely with Global Foundries, Samsung and TSMC to forecast on a monthly basis our manufacturing capacity requirements. Our integrated circuits are currently fabricated in several advanced, sub-micron manufacturing processes. Because finer manufacturing processes lead to enhanced performance, smaller size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technology to reduce cost and improve performance.

Assembly and Test. Our products are shipped from our third-party foundries to third-party assembly and test facilities where they are assembled into finished integrated circuit packages and tested. We outsource all product packaging and substantially all testing requirements for these products to several assembly and test subcontractors, including ASE Electronics in Taiwan, Malaysia and Singapore, as well as ISE Labs, Inc., in the United States. Our products are designed to use standard packages and to be tested with widely available test equipment. For the adapter products, we use third-party contract manufacturers for material procurement, assembly, test and inspection in a turnkey model, prior to shipment to our customers. To the extent that we rely on these contract manufacturers, we are not able to directly control product delivery schedules and quality assurance. A significant disruption in the operations of one or more of these third-party contractors would impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition and results of operations.

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

Engineering and Development

We believe that our future success depends on our ability to introduce enhancements to our existing products and to develop new products for both existing and new markets. Our research and development efforts are directed largely to the development of additional high-performance multi-core microprocessor semiconductors. We are also focused on incorporating functions currently provided by stand-alone semiconductors into our products and expanding our capabilities to address the emerging technologies in the rapid evolution of storage, data and converged networks. We have assembled a team of highly skilled semiconductor and embedded software design engineers who have strong design expertise in high performance multi-core microprocessor design, along with embedded software, security and networking expertise. Our engineering design teams are located in San Jose, California; Marlborough, Massachusetts; Aliso Viejo, California; Dublin, Ireland; Beijing, China; and Hyderabad, Bangalore and Pune, India. Research and development expense was $257.8 million, $203.8 million and $171.7 million in 2016, 2015 and 2014, respectively.

Business Combinations

Acquisition of QLogic Corporation

On August 16, 2016, pursuant to the terms of an Agreement and Plan of Merger dated June 15, 2016 by and among Cavium, Inc., QLogic Corporation and Quasar Acquisition Corp. (a wholly owned subsidiary of Cavium) (the “QLogic merger agreement”), we acquired all outstanding shares of common stock of QLogic pursuant to an exchange offer for $15.50 per share, comprised of $11.00 per share in cash and 0.098 of a share of our common stock for each outstanding share of common stock of QLogic followed by a merger. The acquisition was funded with a combination of balance sheet cash and proceeds from debt financing. See Notes 2 and 11 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, which is incorporated herein by reference for further discussions related to the acquisition of QLogic.

We incurred employee severance costs of $12.0 million related to actions following the acquisition of QLogic and our integration of QLogic which was recorded within sales, general and administrative expenses in our consolidated statement of operations for the year ended December 31, 2016.

Other Acquisition in the last five years

We completed the acquisition of Xpliant, Inc. in April 2015. This acquisition provides high performance, high density switch silicon and will target a broad range of switching applications for the datacenter, cloud service provider and enterprise markets.

For more detailed discussions on these most recent business combinations, see Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, incorporated herein by reference.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections.

Including patents from our acquisitions, we have been issued 547 patents in the United States and 79 patents in foreign countries and have an additional 224 patent applications pending in the United States and 274 patent applications pending in foreign countries as of December 31, 2016. The issued patents in the United States expire in the years beginning in 2018 through 2035. The issued foreign patents expire in the years beginning in 2022 through 2035. Our issued patents and pending patent applications relate to enterprise storage, networking, security processors, multi-core microprocessor processing and other processing concepts. We focus our patent efforts in the United States and, when justified by cost and strategic importance, we file corresponding foreign patent applications in strategic jurisdictions within Asia and Europe. Our patent strategy is designed to provide a balance between the need for coverage in our strategic markets and the need to maintain costs at a reasonable level. We believe our issued patents and patent applications, to the extent the applications are issued, may be used defensively by us in the event of future intellectual property claims.

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

Environment

Our operations are subject to regulation under various federal, state, local and foreign laws concerning the environment, including laws addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, and third-party damage or personal injury claims, if we violate or become liable under environmental laws.

Most of our products are also subject to various laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronic products.  We could incur substantial costs, or our products could be restricted from entering certain countries, if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products. For example, the European Union adopted the Waste Electrical and Electronic Equipment (WEEE) Directive, pursuant to which European Union countries have enacted legislation making producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. These and similar laws adopted in other countries could impose a significant cost of doing business in those countries.

Environmental costs are presently not material to our results of operations or financial position, and we do not currently anticipate material capital expenditures for environmental control facilities.

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

In the enterprise, datacenter, service provider, and broadband and consumer markets, we consider our primary competitors to be other companies that provide processor products to one or more of our markets, including Freescale Semiconductor, Inc., which was acquired by NXP Semiconductors N.V. (“NXP Semiconductors”), Intel Corporation (“Intel”) , Broadcom Limited (formerly Broadcom Corporation, acquired by Avago Technologies Limited in February 2016 and renamed as Broadcom Limited)(“Broadcom”), Marvell Technology Group Ltd. (“Marvell”), Applied Micro Circuits Corporation (“Applied Micro”), Qualcomm Incorporated (“Qualcomm”), and Advanced Micro Devices, Inc. (“Advanced Micro”). In the high-speed Ethernet adapter and ASIC markets, which include converged networking products such as FCoE and Internet Small Computer System Interface (iSCSI), we compete primarily with Broadcom, Mellanox Technologies, Ltd. (“Mellanox”) and Intel.  In the traditional enterprise storage Fibre Channel adapter and ASIC markets, our primary competitor is Broadcom.

Our competitors include public companies with broader product lines, a large installed base of customers and greater resources compared to us. We expect continued competition from existing suppliers as well as from potential new entrants into our markets. Our ability to compete depends on a number of factors, including our success in identifying new and emerging markets, applications and technologies and developing products for these markets; our products’ performance and cost effectiveness relative to that of our competitors; our ability to deliver products in large volume on a timely basis at a competitive price; our success in utilizing new proprietary technologies to offer products and features not previously available in the marketplace; our ability to recruit good talent, including design and application engineers; and our ability to protect our intellectual property.

Backlog

Sales of our products are generally made pursuant to purchase orders. We typically include in backlog only those customer orders for which we have accepted purchase orders and which we expect to ship within the next 12 months. A large portion of our sales of QLogic products to OEM customers are transacted through hub arrangements whereby our QLogic products are purchased on a just-in-time basis and fulfilled from warehouse facilities, or hubs, in proximity to the facilities of our customers or their contract manufacturers. Since orders constituting our current backlog are subject to changes in delivery schedules or cancellation with limited or no penalties, we believe that the amount of our backlog is not necessarily an accurate indication of our future revenues and is not material to understanding our business.

Geographic and Other Financial Information

For geographic financial information and net revenue by markets, see Note 12, Segment and Geographical Information in Item 8 of this Annual Report, which is incorporated herein by reference. For information regarding our net revenue from external customers, net loss attributable to the Company and total assets, see our Consolidated Financial Statements in Item 8 of this Annual Report.

For risks attendant to our foreign operations, see the risks set forth in Item 1A below, including, but not limited to, “Some of our operations and a significant portion of our suppliers, customers and contract manufacturers are located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability,” “We are subject to governmental export and import controls that may adversely affect our business,” and “Our failure to protect our intellectual property rights adequately could impair our ability to compete effectively or to defend ourselves from litigation, which could harm our business, financial condition and results of operations.”

Net Revenue by Reportable Segment

Our consolidated net revenue for 2016, 2015 and 2014 amounted to $603.3 million, $412.7 million and $373.0 million, respectively. We operate as one reportable segment. See Note 12, Segment and Geographical Information in Item 8 of this Annual Report, which is incorporated herein by reference for detailed discussions.

Employees

As of December 31, 2016, we had 1,831 regular employees located in the United States, India and other countries in Asia and Europe, which was comprised of: 1,331 employees in engineering, research and development, 405 in sales, marketing and administrative and 95 in manufacturing and direct service operations. None of our employees is represented by a labor union and we consider current employee relations to be good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of February 28, 2017:

Name	Age	Position
Syed B. Ali	58	President, Chief Executive Officer, Director and Chairman of the Board of Directors
Raghib Hussain	45	Chief Operating Officer
Arthur D. Chadwick	60	Vice President of Finance and Administration and Chief Financial Officer
Anil Jain	60	Corporate Vice President, IC Engineering
Vincent P. Pangrazio	53	Senior Vice President, General Counsel and Corporate Secretary

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

Raghib Hussain has served as our Chief Operating Officer since July 2016.  Mr. Hussain co-founded Cavium in 2000.  He has served in various management and technology leadership roles since the inception of Cavium. From January 2013 to July 2015, Mr. Hussain served as the Corporate Vice President, Chief Technology Officer and General Manager. Mr. Hussain served as Chief Technology Officer and Vice President of Software and Engineering until January 2013. Prior to co-founding Cavium, Mr. Hussain held various engineering roles at Cisco Systems, Inc. and Cadence Design Systems, Inc. Prior to that, Mr. Hussain served at VPNet, an enterprise security company, of which he was a founding team member. At VPNet, he was a key contributor to the design of the first commercial IPSec based VPN (Virtual Private Network) gateway. Mr. Hussain received a BS degree in Computer Systems Engineering from NED University in Karachi, Pakistan, and an MS degree in Computer Engineering from San Jose State University.

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

On August 16, 2016, in connection with our acquisition of QLogic we incurred substantial indebtedness pursuant to a Credit Agreement. The Credit Agreement provides for a $700.0 million Initial Term B Loan Facility. Our obligations under the Credit Agreement are guaranteed by a number of our subsidiaries. The Initial Term B Loan Facility will mature on August 16, 2022 and requires quarterly principal payments (commencing on December 31, 2016) equal to 0.25% of the aggregate original principal amount, with the balance payable at maturity.

As of December 31, 2016, the outstanding principal balance of the Initial Term B Loan Facility amounted to $698.3 million. In January 2017, we made payments totaling $86.0 million towards the outstanding principal balance of the Initial Term B Loan Facility.

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

We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, reserve mix and commodity pricing levels could also be considered by the rating agencies. The applicable margins with respect to the Initial Term B Loan Facility will vary based on the applicable public ratings assigned to the collateralized, long-term indebtedness for borrowed money by Moody's Investors Service, Inc., Standard & Poor's Financial Services LLC and any successor to each such rating agency business. A ratings downgrade could adversely impact our ability to access debt markets in the future and increase the cost of current or future debt and may adversely affect our share price.

Our Credit Agreement imposes restrictions on our business.

The Credit Agreement contains a number of covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions, among other things, restrict our ability and our subsidiaries’ ability to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, payment of dividends, transfer or sell assets and make restricted payments. These restrictions are subject to a number of limitations and exceptions set forth in the Credit Agreement. Our ability to meet the liquidity covenant may be affected by events beyond our control.

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

We have a history of losses during certain quarterly or annual periods since our incorporation. As of December 31, 2016, our accumulated deficit was $336.6 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that may require additional expenditures. As a result of these expenditures, we may not generate sufficient revenue to achieve profitability. Our revenue growth trend in 2013, 2014 and 2015 may not be sustainable, and accordingly, we may incur losses in the future.

We expect our operating results to fluctuate, which could adversely affect the price of our common stock.

We expect our revenues and expense levels to vary in the future, making it difficult to predict our future operating results. In particular, we experience variability in demand for our products as our customers manage their product introduction dates and their inventories. As a portion of our net revenue in each fiscal quarter results from orders booked in that quarter, it is difficult for us to forecast sales levels and historical information may not be indicative of future trends. Further, the market for our Fibre Channel products is mature and has declined during recent periods. The lack of growth in the market for our Fibre Channel products may be the result of a shift in the information technology datacenter deployment model, as more enterprise workloads are moving to cloud datacenters, which primarily use Ethernet solutions as their connectivity protocol.  To the extent the market for our Fibre Channel products declines, our quarterly operating results would be negatively impacted.

Factors that could cause our results to fluctuate include, but are not limited to:

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

The market for our products is highly competitive and we expect competition to intensify in the future. This competition could make it more difficult for us to sell our products, and result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, delayed or reduced customer adoption of our new products, and failure to increase, or the loss of, market share or expected market share, any of which would likely seriously harm our business, operating results and financial condition. For instance, semiconductor products have a history of declining prices as the cost of production is reduced. However, if market prices decrease faster than product costs, gross and operating margins can be adversely affected. In the enterprise, datacenter, service provider, and broadband and consumer markets, we consider our primary competitors to be other companies that provide processor products to one or more of our markets, including Freescale Semiconductor, Inc., which was acquired by NXP Semiconductors, Intel, Broadcom,

Marvell, Applied Micro, Qualcomm and Advanced Micro. In the high-speed Ethernet adapter and ASIC markets, which include converged networking products such as FCoE and iSCSI, we compete primarily with Broadcom, Mellanox and Intel. In the traditional enterprise storage Fibre Channel adapter and ASIC markets, our primary competitor is Broadcom.

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

Further, for several years there has been increased consolidation in our industry. Our customers could acquire a current or potential competitors. In addition, competitors could acquire a current or potential customers. As a result of such transactions, demand for our products could decrease, which could have a material adverse effect on our revenue and financial condition.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 49.3%, 55.3% and 57.4% of our net revenue from our top five customers in the years ended December 31, 2016, 2015 and 2014, respectively. Two customers together accounted for 25.1% of our net revenue in the year ended December 31, 2016 and three customers together accounted for 42.9% and 44.4% of our net revenue in the years ended December 31, 2015 and 2014, respectively. No other customer accounted for more than 10.0% of our revenues in the years ended December 31, 2016, 2015 and 2014. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and that the portion of our revenues attributable to some of these customers may increase in the future. We may not be able to maintain or increase sales to some of our top customers for a variety of reasons, including the following:

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

As of December 31, 2016, our international subsidiaries held $137.9 million of our total cash and cash equivalents. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

Our international sales are invoiced in United States dollars and, accordingly, if the relative value of the United States dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to such foreign customers could result in decreased sales. In addition, a significant portion of our inventory is purchased from international suppliers, who invoice us in United States dollars. If the relative value of the United States dollar in comparison to the currency of our foreign suppliers should decrease, our suppliers may increase prices, which could result in a decline of our gross margin. Any of the foregoing factors could have a material adverse effect on our business, financial condition or results of operations.

We outsource our wafer fabrication, assembly, testing, warehousing and shipping operations to third parties, including contract manufacturers, and rely on these parties to produce and deliver our products according to requested demands in specification, quantity, cost and time.

We rely on third parties, including contract manufacturers, for substantially all of our manufacturing operations, including wafer fabrication, assembly, testing, warehousing and shipping. We depend on these parties to supply us with material of a requested quantity in a timely manner that meets our standards for yield, cost and manufacturing quality. We do not have any long-term supply agreements with our manufacturing suppliers or contract manufacturers. Any problems with our manufacturing supply chain could adversely impact our ability to ship our products to our customers on time and in the quantity required, which in turn could cause an unanticipated decline in our sales and possibly damage our customer relationships.

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

We believe that the market for key personnel in the industries in which we compete is highly competitive and we anticipate that competition for such personnel will increase in the future.  Our key technical personnel represent a significant asset and serve as the source of our technological and product innovations. Changes to United States immigration policies that restrict our ability to attract and retain technical personnel may negatively affect our research and development efforts. We may not be successful in attracting, retaining and motivating sufficient numbers of technical personnel to support our anticipated growth.

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

We and our customers are subject to various import and export laws and regulations. Government export regulations apply to the encryption or other features contained in some of our products. Although our processes and procedures are designed to maintain compliance, we cannot assure you that we have been or will be at all times in complete compliance with these laws and regulations. On January 30, 2015, we submitted an initial notification of a voluntary self-disclosure to the United States Department of Commerce, Bureau of Industry and Security, or BIS. The notification reported our discovery that hardware and software, with encryption functionality, may have been exported without the required BIS export license. With the assistance of outside counsel, we conducted a review of past export transactions during the past five years, and on July 17, 2015, we reported our findings in a full voluntary self-disclosure to BIS. The findings reported that we exported certain encryption hardware and software to fifteen government end-users in the People’s Republic of China, Taiwan, Hong Kong, Singapore, India and South Korea, as well as one party on BIS' entity list, without the required BIS export license. The aggregate billings for the reported exports were not material. The disclosure also addressed our remedial and corrective actions. BIS is reviewing our voluntary self-disclosure and we are cooperating fully with BIS. Violations of the export control laws may result in civil, administrative or criminal fines or penalties, loss of export privileges, debarment or a combination of these penalties. At this time we are unable to determine the outcome of the government’s investigation or its possible effect on the Company.

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

Our business, results of operations or financial condition could be materially and adversely affected if new laws, regulations or standards relating to us or our products are implemented or existing ones are changed, including laws, regulations or standards affecting licensing practices, competitive business practices, the use of our technology or products, protection of intellectual property, trade, foreign investments or loans, taxation, privacy and data protection, environmental protection or employment. In addition, our compliance with existing regulations may have a material adverse impact on us. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted in 2010. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act, including the disclosure requirements relating to the sourcing of so-called conflict minerals from the Democratic Republic of Congo and certain other adjoining countries. Our disclosures regarding conflict minerals have been and will be predicated upon the timely receipt of accurate information from suppliers, who may be unwilling or unable to provide us with the relevant information, which may harm our reputation and our relationships with our customers. In addition, these requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products.

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

The failure of our patents and other intellectual property protections to adequately protect our technology might make it easier for our competitors to offer similar products or technologies, which would harm our business. For example, our patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Our foreign patent protection is generally not as comprehensive as our United States patent protection and may not protect our intellectual property in some countries where our products are shipped, sold or may be sold in the future. Many United States-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

Any significant change in our future effective tax rates could adversely impact our consolidated financial position, results of operations and cash flows. Our future effective tax rates may be adversely affected by a number of factors including:

•

changes in tax laws in the countries in which we operate or the interpretation of such laws including the Base Erosion Profit Shifting, or BEPS, project being conducted by the Organization for Economic Co-operation and Development and the appeal of the United States tax court’s recent opinion on the exclusion of stock compensation expense in inter-company cost sharing arrangements;

•	increase in expenses not deductible for tax purposes;
•	changes in share-based compensation expense;
•	change in the mix of income among different taxing jurisdictions;
•	audit examinations with adverse outcomes;
•	changes in generally accepted accounting principles; and
•	our ability to use tax attributes such as research and development tax credits and net operating losses.

We are subject to examination of our income tax returns by the United States Internal Revenue Service and other tax authorities, which may result in the assessment of additional income taxes. Although we reserve for uncertain tax positions, including related penalties and interest, the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to record additional income tax expense or establish an additional valuation allowance, which could materially impact our financial position and results of operations. (See Note 9 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report, which is incorporated herein by reference.).

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive office is located in a leased facility in San Jose, California, consisting of approximately 224,300 square feet of office space under lease that expires in October 2022, with the option to extend the lease for additional 5 years through October 2027. This facility accommodates our principal software engineering, sales, marketing, operations and finance and administrative activities. In January 2017, we entered into a lease agreement to lease approximately 116,000 sq. ft. in a building located adjacent to our corporate headquarter in San Jose, California. The lease term is through July 2027 and we expect to occupy the building beginning October 2017.

Following our acquisition of QLogic in August 2016, we owned real property comprised of land and three buildings with approximately 161,000 square feet in Aliso Viejo, California (the “Aliso Viejo property”) which houses the principal product development, operations, sales, and general and administrative functions for QLogic. In September 2016, we began to actively market the Aliso Viejo property, and we completed the sale of the Aliso Viejo property in December 2016. In November 2016, we signed an agreement to lease approximately 105,600 square feet in a building located in Irvine, California (the “Irvine property”). The employees at the Aliso Viejo property will be relocated to the Irvine property following the completion of our tenant improvements, expected to be in October 2017, and we are on a short-term lease-back for the Aliso Viejo property until then. The lease term for the Irvine property is 8 years and is expected to commence in October 2017.

We also currently occupy a space in Marlborough, Massachusetts, consisting of approximately 97,200 square feet under a lease that expires in November 2021. This accommodates a portion of our product design team. Additionally, from our acquisition of QLogic, we lease a building comprising approximately 100,000 square feet in Shakopee, Minnesota, that previously housed product development and operations teams for QLogic’s legacy switch products. Our lease for the Shakopee facility runs until 2018.

We lease an operations, sales and fulfillment facility located in Dublin, Ireland.  We also lease facilities in San Jose and Roseville, California; Minnetonka, Minnesota; Hyderabad, Bangalore and Pune, India; Ramat Gan, Israel; and Taipei City, Taiwan. These facilities are used primarily for product engineering, development and support services. In addition, we lease office spaces in Shanghai and Beijing, China; Hsin-Chu, Taiwan; Singapore; and Madrid, Spain, which accommodate product design teams, as well as other operations and administrative activities. We also maintain sales offices at various locations in the United States, Europe and Asia.  We believe that our existing properties are in good condition and suitable for the conduct of our business.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been quoted on The NASDAQ Global Select Market under the symbol “CAVM” since our initial public offering on May 2, 2007. Prior to that time, there was no public market for our common stock. As of February 22, 2017, there were approximately 161 holders of record (not including beneficial holders of stock held in street names) of our common stock.

The following table sets forth for the indicated periods the high and low closing sales prices of our common stock as reported by The NASDAQ Global Select Market.

	2016		2015
	High	Low	High	Low
Fourth quarter	$65.38	$52.31	$73.40	$61.26
Third quarter	58.20	36.61	74.03	57.98
Second quarter	63.92	36.25	76.38	63.55
First quarter	64.35	46.69	73.81	57.16

Dividend Policy

We have never paid any cash dividends on our common stock. Our board of directors currently intends to retain any future earnings to support operations, repayment of debt and to finance the growth and development of our business and does not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board.

Stock Performance Graph(1)

The following line graph compares the yearly percentage change in the cumulative total stockholder return on our common stock against the total cumulative return of (i) the NASDAQ Composite Index and (ii) Standard and Poors, or S&P, Semiconductor Select Industry Index for the last five years. This graph assumes the investment of $100,000 on December 31, 2011, in our common stock or indexes and assumes the reinvestment of dividends, if any. The stockholder return shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Cavium, Inc., the Nasdaq Composite Index,

and the S&P Semiconductors Index

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
	(in thousands)
Cavium, Inc.	$109.78	$121.39	$217.45	$231.13	$219.63
Nasdaq Composite Index	115.91	160.32	181.80	192.21	206.63
S&P Semiconductor Index	101.92	137.97	179.73	196.69	252.34

(1)

This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Cavium under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended December 31, 2016, 2015 and 2014, and the summary consolidated balance sheet data as of December 31, 2016 and 2015, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2013 and 2012, and the summary consolidated balance sheet data as of December 31, 2014, 2013 and 2012, are derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

The selected consolidated financial data presents financial information in the relevant periods of our business combinations and divestitures. See Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, which is incorporated herein by reference for further discussions of our recent business combinations.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$603,314	$412,744	$372,978	$303,993	$235,480
Gross profit	285,314	268,977	234,619	189,314	132,878
Loss from operations	(133,553)	(13,727)	(7,475)	(9,370)	(76,539)
Total other expense, net	(12,659)	(1,651)	(16,707)	(2,381)	(803)
Loss before income taxes	(146,212)	(15,378)	(24,182)	(11,751)	(77,342)
Provision for income taxes	997	1,682	1,633	1,937	36,321

Net loss	$(147,209)	$(17,060)	$(25,815)	$(13,688)	$(113,663)
Net loss attributable to non-controlling interest	-	-	(10,520)	(10,723)	(1,031)
Net loss attributable to the Company	$(147,209)	$(17,060)	$(15,295)	$(2,965)	$(112,632)

Earnings per share attributable to the Company:
Net loss per common share, basic	$(2.42)	$(0.31)	$(0.29)	$(0.06)	$(2.26)
Shares used in computing basic net loss per common share	60,883	55,589	53,451	51,596	49,886
Net loss per common share, diluted	$(2.42)	$(0.31)	$(0.29)	$(0.06)	$(2.26)
Shares used in computing diluted net loss per common share	60,883	55,589	53,451	51,596	49,886

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$221,439	$134,646	$131,718	$127,763	$76,784
Working capital	320,883	196,772	177,453	151,071	109,682
Total assets	1,650,531	433,993	408,860	367,985	331,504

Capital lease and technology license obligations	53,413	30,466	45,896	33,395	41,332
Current and long-term debt	679,279	-	-	13,512	5,012
Other non-current liabilities	37,160	6,379	5,767	4,275	4,391
Common stock and additional paid-in capital	1,079,110	543,312	489,035	443,641	398,184
Total stockholders’ equity	741,844	353,900	316,683	286,584	244,092

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

OCTEON®, OCTEON Fusion-M®, OCTEON XL®, OCTEON TX™, LiquidIO®, LiquidSecurity ®, NITROX®, ThunderX®, ThunderX2™, Xpliant® and XPA® are trademarks or registered trademarks of Cavium, Inc. QLogic® and FastLinQ® are registered trademarks of QLogic Corporation.

Overview

We are a provider of highly integrated semiconductor processors that enable intelligent processing for wired and wireless infrastructure and cloud for networking, communications, storage and security applications. We sell our products to networking original equipment manufacturers, or OEMs, that sell into the enterprise, datacenter, service provider, and broadband and consumer markets. We also sell our products through channels, original design manufacturers, or ODM, as well as direct sales to mega data centers. Several of our products are systems on a chip, or SoCs, which incorporate single or multiple processor cores, a highly integrated architecture and customizable software that is based on a broad range of standard operating systems. We focus our resources on the design, sales and marketing of our products, and outsource the manufacturing of our products.

Our server data and storage connectivity product portfolio was expanded by our acquisition of QLogic. These products facilitate the rapid transfer of data and enable efficient resource sharing between servers, networks and storage.

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

2014	•	We introduced the ThunderX family of 64-bit ARMv8 processors incorporated into a highly differentiated SoC architecture optimized for cloud and datacenter applications.
2015	•	We introduced OCTEON Fusion-M, a family of single chip solutions for next generation macrocell base stations and smart radio heads.
	•	We introduced LiquidSecurity, a high performance hardware based transaction security solution for cloud datacenters, enterprise, government organizations and ecommerce applications.
	•	We introduced Nitrox V, a processor family with up to 288 cores for security in the enterprise and virtualized cloud datacenters.
•

We acquired Xpliant, Inc. which included the Xpliant high performance, high density switch silicon that targets a broad range of switching applications for the data center, cloud, service provider and enterprise markets.

2016	•	We introduced OCTEON TX, a 64-bit ARM-based SOC for a broad spectrum of open, services-centric applications in enterprise and service provider infrastructure.
	•	We introduced ThunderX2, our second generation workload optimized ARM server SoC.
•

We acquired QLogic Corporation in August 2016, which included connectivity products including adapters and ASICs that facilitate the rapid transfer of data and enable efficient resource sharing between servers, networks and storage.

The following summarizes our acquisitions in the last five years:

•

We completed the acquisition of QLogic in August 2016. The combination of our and QLogic’s product portfolio enables us to offer a complete end-to-end offering to our customers in enterprise, cloud, datacenter, storage, telco and networking markets.

•

We completed the acquisition of Xpliant in April 2015. This acquisition provides high performance, high density switch silicon under development and will target a broad range of switching applications for the datacenter, cloud service provider and enterprise markets.

Since inception, we have invested heavily in new product development and our net revenue has grown from $7.4 million in 2004 to $603.3 million in 2016. We expect sales of our products for use in the enterprise, datacenter and service provider markets to continue to represent a significant portion of our revenue in the foreseeable future, and also expect some growth in the broadband market.

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

Pricing and Margins. Pricing and margins depend on the products and the features of the products we provide to our customers. In general, products with more complex configurations and higher performance tend to be priced higher and have higher gross margins. These configurations tend to be used in high performance applications that are focused on the enterprise, datacenter, and service provider markets. We tend to experience price decreases over the life cycle of our products, which can vary by market and application.

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

Customer Product Life Cycle. We typically commence commercial shipments from six months to three years following a design win. Once our product is in production, revenue from a particular customer may continue for several years. We estimate our customers’ product life cycles based on the customer, type of product and end market. In general, products that go into the enterprise network and datacenter take longer to reach volume production but tend to have longer lives. Products for other markets, such as broadband and consumer, tend to ramp relatively quickly, but generally have shorter life cycles. We estimate these life cycles based on our management’s experience with network equipment providers and datacenters as well as the semiconductor market as a whole.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if the changes in estimate that are reasonably likely to occur could materially impact the financial statements. Our management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. See Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, which is incorporated herein by reference, for a more comprehensive discussion of our significant accounting policies. We believe the following critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition;
•	stock-based compensation;
•	inventory valuation;
•	accounting for income taxes;
•	mask costs;
•	business combinations; and
•	goodwill and intangible assets.

Revenue Recognition

We primarily derive our revenue from sales of semiconductor products to OEMs, or through OEM’s contract manufacturers or distributors. To a lesser extent, we also derive revenue from licensing software and related maintenance and support and from professional service arrangements.

We recognizes revenue when (i) persuasive evidence of a binding arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is deemed fixed or determinable and free of contingencies and significant uncertainties; and (iv) collectibility is reasonably assured. We record a reduction in revenue for provision for estimated sales returns in the same period the related revenues are recorded. These estimates are based on historical patterns of return, analysis of credit memo data and other known factors at the time. We record reductions of revenue for pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. We accrue the full potential rebates at the time of sale and do not apply a breakage factor. The reversal of the accrual of unclaimed rebate will be made if the specific rebate programs contractually end and when we believe that the unclaimed rebates are no longer subject to payment. The reversal of unclaimed rebates may have a positive impact on our net revenue and net income in subsequent periods when the accrued rebates are reversed. Additional reductions of revenue would result if actual pricing adjustments exceed the estimates. Accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs. Establishing accruals for rebates requires the use of judgment and estimates that impact the amount and timing of revenue recognition.

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

For sales that include multiple deliverables, we allocate revenue based on the relative selling price of the individual components. When more than one element, such as hardware and services, are contained in a single arrangement, we allocate revenue between the elements based on each element’s relative selling price, provided that each element meets the criteria for treatment as a separate unit of accounting.

Stock-Based Compensation

We apply the fair value recognition provisions of stock-based compensation. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as compensation expense net of an estimated forfeiture rate over the vesting period. We use the Black-Scholes option-pricing model to determine the fair value of stock options, which require various subjective assumptions, such as expected volatility, expected term and the risk-free interest rates. Our stock price volatility assumption is estimated using our historical stock price volatility. For options granted beginning in 2016, we used historical exercise patterns to estimate the expected life. Prior to 2016, we used the simplified method as permitted by the guidance on stock-based compensation to estimate the expected life since we had no sufficient history of weighted average period from the date of grant to exercise, cancellation, or expiration. The risk free interest rate is based on the implied yield currently available on United States Treasury securities with an equivalent remaining term. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and judgment.

For all restricted stock unit, or RSU, grants other than RSU grants with a market condition, the fair value of the RSU grant is based on the market price of our common stock on the date of grant. For performance-based RSU grants, we evaluate the probability of achieving the milestones for each of the outstanding performance-based RSU grants at each reporting period and update the related stock-based compensation expense. The fair value of market-based RSUs is determined using the Monte Carlo simulation method which takes into account multiple input variables that determine the probability of satisfying the market conditions stipulated in the award. This method requires the input of assumptions, including the expected volatility of our common stock, and a risk-free interest rate, similar to assumptions used in determining the fair value of the stock option grants discussed above. The grant date fair value of RSUs, less estimated forfeitures, is recorded based upon the vesting method over the service period.

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

Inventories acquired through business combinations are recorded at their acquisition date fair value, which is generally estimated selling price less the costs of disposal and a normal profit allowance.

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

A valuation allowance is recorded to reduce deferred tax assets when management cannot conclude that it is more-likely-than-not that the net deferred tax asset will be recovered. The valuation allowance is determined by assessing both positive and negative evidence to determine whether it is more-likely-than-not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. Significant judgment is required in determining whether the valuation allowance should be recorded against deferred tax assets. In assessing the need for valuation allowance, we consider all available evidence including past operating results and estimates of future taxable income. Since 2012, we have assessed that it is more-likely-than-not that we would not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence to realize such deferred tax assets. Accordingly, we have maintained a full valuation allowance on our federal and state deferred tax assets.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance. As such, we have not changed our judgment regarding the need for a full valuation allowance on our federal and state deferred tax assets as of December 31, 2016.

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

Business Combinations

We account for business combinations using the purchase method of accounting. We determine the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with the guidance provided under business combinations, we allocate the purchase price of business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process research and development, or IPR&D, based on their estimated fair values. We record the excess purchase price over those fair values as goodwill. Our valuation of acquired assets and assumed liabilities requires significant estimates, especially with respect to intangible assets. We estimate the fair value based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. We expense acquisition-related costs, including advisory, legal, accounting, valuation and other costs, in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

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

IPR&D acquired in an asset acquisition is capitalized only if it has an alternative future use. IPR&D recorded as an asset acquired through business combinations is not amortized but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired. We initially assess qualitative factors to determine whether it is more likely than not that the fair value of IPR&D is less than its carrying amount, and if so, we conduct a quantitative impairment test. The quantitative impairment test consists of a comparison of the fair value of IPR&D to its carrying amount. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the difference. When an IPR&D project is complete, the related intangible asset becomes subject to amortization and impairment analysis as a long-lived asset.

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

We performed a qualitative impairment test as of the first day of the fourth quarter of the calendar year and determined that there was no impairment on our goodwill and intangible assets as of December 31, 2016 and 2015.

Results of Operations

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net revenue	$603,314	$412,744	$372,978
Cost of revenue	318,000	143,767	138,359
Gross Profit	$285,314	$268,977	$234,619
Gross Margin	47.3%	65.2%	62.9%

Net Revenue. Our net revenue consists primarily of sales of our semiconductor products to providers of networking equipment and their contract manufacturers and distributors. Initial sales of our products for a new design are usually made directly to providers of networking equipment as they design and develop their product. Once their design enters production, they often outsource their manufacturing to contract manufacturers that purchase our products directly from us or from our distributors. We price our products based on market and competitive conditions and periodically reduce the price of our products, as market and competitive conditions change, and as manufacturing costs are reduced. We do not experience different margins on direct sales to providers of networking equipment and indirect sales through contract manufacturers because in all cases we negotiate product pricing directly with the providers of networking equipment. To date, substantially all of our revenue has been denominated in United States dollars.

Two customers together accounted for 25.1% of our net revenue for the year ended December 31, 2016 and three customers together accounted for 42.9% and 44.4% of our net revenue for the years ended December 31, 2015 and 2014, respectively. No other customer accounted for more than 10% of our net revenue for the years ended December 31, 2016, 2015 and 2014.

We use distributors to support some of our sales logistics including importation and credit management. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our existing distributors. Accordingly, we recognize sales through existing distributors at the time of shipment, reduced by our estimate of expected returns. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands. Total net revenue through distributors accounted for 29.2%, 29.6% and 27.7% in the years ended December 31, 2016, 2015 and 2014, respectively.

Our net revenue by markets for the periods presented was as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Enterprise, datacenter, and service provider markets	$568,812	$377,809	$341,056
Broadband and consumer markets	34,502	34,935	31,922
	$603,314	$412,744	$372,978

Revenues by geographic area are presented based upon the ship-to location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased our products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Net revenues by geographic area are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
United States	$196,727	$128,431	$111,997
China	139,957	100,980	93,045
Korea	54,367	28,578	28,665
Taiwan	39,839	34,533	29,229
Mexico	28,563	34,452	27,184
Finland	38,768	38,283	44,976
Singapore	20,982	3,767	2,421
Malaysia	16,482	11,728	9,059
Other countries	67,629	31,992	26,402
Total	$603,314	$412,744	$372,978

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

We use third-party foundries and assembly and test contractors, which are primarily located in the Asia-Pacific region, to manufacture, assemble and test our semiconductor products. We currently outsource a substantial percentage of our integrated circuit manufacturing to Global Foundries, Samsung and TSMC. We also outsource the sort, assembly, final testing and other processing of our product to third-party contractors, primarily ASE Electronics in Taiwan, Malaysia and Singapore, as well as ISE Labs, Inc., in the United States. We negotiate wafer fabrication on a purchase order basis. There are no long-term agreements with any of these foundries, assembly, test or processing third-party contractors. For the QLogic products, we use third-party contract manufacturers for material procurement, assembly, test and inspection in a turnkey model, prior to shipment to our customers.  These contract manufacturers are primarily located outside the United States. To the extent that we rely on these contract manufacturers, we are not able to directly control product delivery schedules and quality assurance.  A significant disruption in the operations of one or more of these third-party contractors would impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition and results of operations.

Cost of revenue includes amortized cost of certain identifiable intangible assets from our business acquisitions to the extent those identifiable intangible assets are directly associated with cost of revenue. The total amortization expense from identifiable intangible assets acquired from business acquisitions included in the cost of revenue was $40.3 million, $1.3 million and $5.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increased total amortization expense in the cost of revenue in 2016 compared to 2015 and 2014 was mainly due to the identifiable intangible assets acquired from the QLogic acquisition.

We also incur costs for the fabrication of masks used by our contract manufacturers to manufacture wafers that incorporate our products. During the years ended December 31, 2016, 2015 and 2014, we capitalized $10.1 million, $8.9 million and $5.9 million, respectively, of mask costs. As our product processes continue to mature and as we develop more history and experience, we expect to capitalize most or all of our mask costs in the future. We amortize the cost of fabrication masks that we reasonably expect to use for production manufacturing over a 12 to 24 month period. Total amortized expenses for the masks included in cost of revenue were $6.7 million, $4.9 million and $2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The unamortized balance of capitalized mask costs as of December 31, 2016 and 2015 was $12.9 million and $9.6 million, respectively.

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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Research and development expenses	$257,816	$203,778	$171,690
Percent of total net revenue	42.7%	49.4%	46.0%

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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Sales, general and administrative expenses	$161,051	$78,926	$70,404
Percent of total net revenue	26.7%	19.1%	18.9%

Other Expense, net. Other expense, net primarily includes interest expense associated with the debt, notes payable and capital lease and technology license obligations, amortization of deferred financing costs, change in estimated fair value of notes payable and other, interest income on cash and cash equivalents and foreign currency gains and losses. Total other expense, net for the periods presented were:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Interest expense	$(12,734)	$(1,241)	$(1,472)
Change in estimated fair value of notes payable and other	-	-	(14,888)
Other, net	75	(410)	(347)
Total other expense, net	$(12,659)	$(1,651)	$(16,707)

Provision for Income taxes. The provision for income taxes and the effective tax rates for the periods presented were:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Loss before income taxes	$(146,212)	$(15,378)	$(24,182)
Provision for income taxes	997	1,682	1,633
Effective tax rate	(0.7)%	(10.9)%	(6.8)%

Fiscal 2016 Compared to Fiscal 2015

Net Revenue. Our net revenue in 2016 increased by $190.6 million or 46.2% compared to 2015. The increase in net revenue in 2016 compared to 2015 was attributable mainly to the increases in sales in our enterprise, datacenter, and service provider markets, combined of $191.0 million, primarily due to sales resulting from our acquisition of QLogic, which occurred in the second half of the third quarter of 2016, and the increase in demand for our products in those respective markets. Our revenue from our broadband and consumer market decreased by $0.4 million in 2016 compared to 2015. The fluctuation in demand for our products in those respective markets was a result of the timing of our customers’ volume production of our design wins.

Cost of revenue and Gross Margin. Gross profit increased by $16.3 million or 6.1% in 2016 compared to 2015 mainly due to the increase in revenue, partially offset by the additional cost of revenue associated with the exercise of manufacturing rights of $37.1 million, manufacturing profit in acquired inventory of $19.9 million and amortization of acquired intangible assets from QLogic of $39.8 million recognized in 2016. Gross margin decreased 17.9 percentage points from 65.2% in 2015 to 47.3% in 2016. Absent of the additional charges to cost of revenue as discussed above, gross margin in 2016 was 63.3%. In addition to the charges to cost of revenue discussed above, the decrease in gross margin in 2016 compared to 2015 was impacted by a small shift of product sales mix. Generally, higher performance products yield higher gross margins compared to our lower performance products.

Research and Development Expenses. Research and development expenses increased by $54.0 million or 26.5% in 2016 compared to 2015. The overall increase in research and development expenses in 2016 compared to 2015 was primarily attributable to the acquisition of QLogic. Salaries and employee benefits increased by $31.7 million mainly as a result of the increase in headcount. Stock-based compensation and related taxes also increased by $12.0 million due to the increase in headcount and the incremental stock-compensation expense from the assumed QLogic awards of $5.0 million. Depreciation and amortization expense also increased by $9.2 million due to additional property and equipment and intangible assets used for research and development acquired from third-party companies and from the acquisition of QLogic. In 2016, the Company recorded acquired IPR&D from an asset acquisition amounting to $2.0 million to research and development expense. The outsourced engineering services and other miscellaneous research and development increased by $6.6 million due to the timing of our research and development work for our other new product families and Xpliant and the timing of the recognition of development funding credits. In March 2015, we exercised a manufacturing right from a third party vendor for a total consideration of $7.5 million which we recognized as research and development expense in the first quarter of 2015. Research and development headcount was 1,331 at December 31, 2016 compared to 774 at December 31, 2015.

Sales, General and Administrative Expenses. Sales, general and administrative expenses increased by $82.1 million or 104.1% in 2016 compared to 2015. The overall increase in sales, general and administrative expenses in 2016 compared to 2015 was primarily attributable to the acquisition of QLogic. Outside services increased by $21.1 million mainly due to the transaction and integration costs incurred related to the acquisition of QLogic. Stock-based compensation and related taxes also increased by $24.8 million due to the incremental stock-compensation expense from the assumed QLogic awards of $17.4 million and increase in total headcount.  Salaries and employee benefits increased by $16.4 million mainly as a result of the increase in headcount. Total severance expense recorded in 2016 following the acquisition of QLogic amounted to $12.0 million. Facilities, marketing and other miscellaneous sales, general and administrative expenses combined increased by $7.8 million as a result of an increase in headcount and increase in marketing related activities. Sales, general and administrative headcount was 405 at December 31, 2016 compared to 184 at December 31, 2015.

Other Expense, Net. Other expense, net, increased by $11.0 million in 2016 compared to 2015. The increase in other expense, net was mainly due to the increase in interest expense associated with the debt and amortization of deferred financing costs. This increase was partly offset by lower foreign exchange losses.

Provision for Income Taxes. The provision for income taxes decreased by $0.7 million in 2016 compared to 2015. The decrease was primarily due to the decrease in the uncertain tax position liability due to the settlement of tax audits in certain foreign jurisdictions which was partly offset by the increase in foreign income taxes. The difference between the provision for income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision for income taxes recorded in 2016 and 2015 was primarily attributable to the difference in foreign tax rates, change in valuation allowance and deferred tax liability related to the indefinite lived intangible assets.

Fiscal 2015 Compared to Fiscal 2014

Net Revenue. Our net revenue in 2015 increased by $39.8 million or 10.7% compared to 2014. The increase in net revenue was attributable mainly to the increase in sales in our enterprise, datacenter and service provider markets, combined of $36.8 million and an increase in sales in our broadband and consumer market of $3.0 million. The overall increase in sales in our enterprise, datacenter, and service provider markets and in our broadband and consumer market was mainly due to the fluctuation in demand for our products in those respective markets as a result of the timing of our customers’ volume production of our design wins.

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

Research and Development Expenses. Research and development expenses increased by $32.1 million or 18.7% in 2015 compared to 2014. The increase in research and development expenses was partly due to the increase in salaries and employee benefits of $9.1 million as a result of the increase in research and development headcount and increase in salary base rates. Depreciation and amortization expense increased by $9.3 million due to additional property and equipment and intangible assets acquired for research and development. Facilities expense, design tools and other miscellaneous research and development increased by $8.7 million as a result of the increase in research and development activities to support the development of our new products including those relating to Xpliant. Outsourced engineering services increased by $7.4 million mainly due to the timing of research and development work for Xpliant and for our new product families. In 2015, Xpliant acquired manufacturing rights from a third party vendor amounting to $7.5 million which was recorded as research and development expense. The increases as discussed above were partially offset by the decrease in stock-based compensation and related taxes of $2.9 million mainly due to certain RSU grants in 2014 pursuant to the merger agreement with Xpliant, partially offset by the increase in stock-based compensation resulting from the increase in research and development headcount. Further, in 2015, we recorded credits resulting from our research and development collaboration agreement with a customer. Research and development headcount was 774 as of December 31, 2015 compared to 700 as of December 31, 2014.

Sales, General and Administrative Expenses. Sales, general and administrative expenses increased by $8.5 million or 12.1% in 2015 compared to 2014. The increase in sales, general and administrative expenses was partly due to increase in salaries and employee benefits of $1.9 million as a result of the increase in sales, general and administrative headcount throughout the year and increase in salary base rates. Facilities, marketing and other miscellaneous sales, general and administrative expenses, combined increased by $4.7 million as a result of an increase in facilities and increase in marketing and sales related activities. Outside services increased by $1.9 million mainly due to increased legal services for intellectual property related matters. Sales, general and administrative headcount was 184 as of December 31, 2015 compared to 187 as of December 31, 2014.

Other Expense, Net. Other expense, net, decreased by $15.1 million in 2015 compared to 2014. The decrease was mainly due to the recognition of the change in the estimated fair value of notes payable and other of $14.9 million in 2014. See Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, which is incorporated herein by reference for more detailed discussion. In addition, interest expense associated with capital lease and technology license obligations and notes payable decreased.

Provision for Income Taxes. The provision for income taxes slightly increased in 2015 compared to 2014. The increase was mainly due to the increase in foreign income taxes, partially offset by the decrease in United States deferred income taxes related to the indefinite lived intangible assets. The difference between the provision for income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision for income taxes recorded in 2015 and 2014 was primarily attributable to the valuation allowance, the difference in foreign tax rates and deferred tax liability related to the indefinite lived intangible assets.

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of $221.4 million and net accounts receivable of $125.7 million. This compares to cash and cash equivalents of $134.6 million and net accounts receivable of $68.7 million at December 31, 2015.

Following is a summary of our working capital and cash and cash equivalents as of the periods presented:

	As of December 31,
	2016	2015
	(in thousands)
Working capital	$320,883	$196,772
Cash and cash equivalents	221,439	134,646

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$65,498	$57,849	$60,614
Net cash used in investing activities	(642,135)	(44,496)	(24,913)
Net cash provided by (used in) financing activities	663,430	(10,425)	(31,746)

 Cash Flows from Operating Activities

Net cash flows from operating activities increased by $7.7 million from net cash provided by operating activities of $57.8 million in 2015 compared to net cash provided by operating activities of $65.5 million in 2016. Total cash inflow from operations after adjustments of non-cash items in 2016 and 2015 was $42.0 million and $74.1 million, respectively. The decrease was primarily from higher expenses due to recognition of additional cost of revenue related to the exercise of manufacturing rights and the transaction related costs incurred in connection with the acquisition of QLogic. These higher expenses were partially offset by higher operating income due to increase in revenue. Changes in assets and liabilities resulted in net cash inflow of $23.5 million in 2016 compared to $16.2 million in 2015. The significant changes in assets and liabilities in 2016 were higher accounts receivable resulting from the timing of shipments to customers, higher inventories due to timing of inventory build-up, higher accounts payable due to the timing of payments to vendors and higher accrued expenses and other current liabilities due to the cash received for funding developments. The significant changes in assets and liabilities in 2015 were higher accounts receivable resulting from the timing of shipments to customers and higher accrued expenses and other current liabilities mainly from the timing of payments to vendors.

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

Cash Flows from Investing Activities

Net cash used in investing activities in 2016 was $642.1 million compared to $44.5 million in 2015. Net cash used in investing activities in 2016 resulted from the cash payments for the acquisition of QLogic, net of cash assumed from the acquisition of $573.8 million, purchases of property and equipment of $49.7 million and intangible assets of $51.4 million. These cash outflows were partially offset by the net proceeds from the sale of held for sale assets of $32.4 million and proceeds from sale of available for sale securities of $0.4 million. Net cash used in investing activities in 2015 resulted from the cash payments made to purchase property and equipment of $35.8 million and intangible assets of $6.4 million and cash payment to common shareholders of Xpliant of $3.6 million pursuant to the closing of the Xpliant merger. These decreases were partially offset by the proceeds from sale of a short-term investment of $1.0 million and the proceeds received from the disposition of certain consumer product assets of $0.4 million.

Net cash used in investing activities in 2014 resulted from the cash payments made to purchase property and equipment of $18.0 million and intangible assets of $6.9 million and purchase of short-term investment of $1.0 million, which was partially offset by the proceeds received from the disposition of certain consumer product assets of $1.0 million.

Cash Flows from Financing Activities

Net cash provided from financing activities in 2016 was $663.4 million compared to net cash used in financing activities of $10.4 million in 2015. Net cash provided by financing activities in 2016 was due to the proceeds from debt, net of deferred financing costs of $729.4 million and the proceeds from issuance of common stock upon exercise of stock options of $11.4 million. These cash inflows were partly offset by the principal payments of debt of $51.8 million, principal payments of capital lease and technology license obligations of $23.7 million and payment of taxes withheld on net settled vesting of restricted stock units of $1.9 million. Net cash used in financing activities in 2015 resulted from the principal payment of capital lease and technology license obligations of $20.0 million, which was partially offset by the proceeds received from issuance of common stock upon the exercise of options of $9.6 million.

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

Capital Resources

Our cash equivalents consist of an investment in a money market fund. We believe that our $221.4 million of cash and cash equivalents as of December 31, 2016, and expected cash flows from operations, if any, will be sufficient to fund our projected operating requirements for at least 12 months.

As of December 31, 2016, our international subsidiaries held $137.9 million of our total cash and cash equivalents. Certain foreign regulations could impact our ability to transfer funds to the United States. During 2016, we repatriated $50.0 million from our offshore operations. Additionally, in connection with a review of our cash position and anticipated cash needs for investment in our core business, including principal prepayments to our outstanding Term Loan Facility, we determined that the current earnings from certain QLogic foreign entities will no longer be indefinitely reinvested. For all remaining Cavium foreign entities, we will continue to indefinitely reinvest foreign earnings. Should we decide to repatriate funds held outside of the United States, we may incur a significant tax obligation.

On August 16, 2016, we entered into a Credit Agreement with JPMCB, as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (collectively, the “Lenders”). The Lenders have provided (i) a $700.0 million Initial Term B Loan Facility and (ii) a $50.0 million Interim Term Loan Facility, ((i) and (ii) together, the “Term Facility”). We entered into the Credit Agreement to finance the acquisition of QLogic and pay fees and expenses related to such acquisition. In October 2016, we paid the outstanding Interim Term Loan. See Notes 2 and 11 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, which is incorporated herein by reference for detailed discussions of our acquisition of QLogic and the Term Facility.

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

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known through the filing of this report, we believe our exposure related to the above indemnities as of December 31, 2016, was not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2016, we had no material off-balance sheet arrangements other than our facility operating leases.

Contractual Obligations

The table below describes our contractual payment obligations and commitments, excluding liability related to uncertain tax positions, as of December 31, 2016:

	Payments Due By Period
	Less than 1 year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Principal payment of credit facilities	$7,000	$14,000	$14,000	$663,250	$698,250
Estimated interest on credit facilities	26,448	52,096	51,102	15,718	145,364
Operating lease obligations	15,887	30,056	27,263	20,011	93,217
Capital lease and technology license obligations	26,919	28,767	-	-	55,686
Non-cancellable purchase orders	26,231	-	-	-	26,231
Total	$102,485	$124,919	$92,365	$698,979	$1,018,748

In January 2017, we made payments totaling $86.0 million towards the outstanding principal balance of the Initial Term B Loan.

On January 31, 2017, we entered into a lease agreement to lease approximately 116,000 sq. ft. in a building located adjacent to our corporate headquarter in San Jose, California. The lease term is through July 2027 and we expect to occupy the building beginning October 2017.

As of December 31, 2016, the liability for uncertain tax positions was $12.1 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

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

Interest Rate Risk

We had cash and cash equivalents of $221.4 million and $134.6 million as of December 31, 2016 and 2015, respectively, which was held for working capital purposes. Our cash equivalents as of December 31, 2016 and 2015, consisted of investments in a money market fund. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short term nature. Declines in interest rates, however, will reduce future investment income.

With our outstanding debt following the acquisition of QLogic, we are exposed to various forms of market risk. See Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, which is incorporated herein by reference for information regarding interest rates under our debt facilities. An increase or decrease in an annual interest expense following the hypothetical change in the interest rate of 0.125% to 0.50% would be approximately $0.9 million to $3.5 million.

Item 8. Financial Statement and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cavium, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cavium, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded QLogic Corporation (“QLogic”) from its assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination in August 2016. We have also excluded QLogic from our audit of internal control over financial reporting. QLogic is a wholly-owned subsidiary that constituted approximately 18% of the Company’s total assets as of December 31, 2016 and approximately 26% of total revenues for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 28, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVIUM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$221,439	$134,646
Accounts receivable, net of allowances of $4,130 and $1,468, respectively	125,728	68,742
Inventories	119,692	47,009
Prepaid expenses and other current assets	22,259	10,231
Total current assets	489,118	260,628
Property and equipment, net	150,862	64,677
Intangible assets, net	764,885	35,492
Goodwill	241,067	71,478
Other assets	4,599	1,718
Total assets	$1,650,531	$433,993

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable	$65,456	$27,489
Accrued expenses and other current liabilities	64,967	9,443
Deferred revenue	8,412	6,316
Current portion of long-term debt	3,865	-
Capital lease and technology license obligations	25,535	20,608
Total current liabilities	168,235	63,856
Long-term debt	675,414	-
Capital lease and technology license obligations, net of current portion	27,878	9,858
Deferred tax liability	18,774	3,417
Other non-current liabilities	18,386	2,962
Total liabilities	908,687	80,093

Commitments and contingencies (Note 13)

Stockholders' equity
Preferred stock, par value $0.001:
10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001:
200,000,000 shares authorized; 67,181,634 and 56,259,252 shares issued and outstanding, respectively	67	56
Additional paid-in capital	1,079,043	543,256
Accumulated deficit	(336,621)	(189,412)
Accumulated other comprehensive loss	(645)	-
Total stockholders' equity	741,844	353,900
Total liabilities and stockholders' equity	$1,650,531	$433,993

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net revenue	$603,314	$412,744	$372,978
Cost of revenue	318,000	143,767	138,359
Gross profit	285,314	268,977	234,619
Operating expenses:
Research and development	257,816	203,778	171,690
Sales, general and administrative	161,051	78,926	70,404
Total operating expenses	418,867	282,704	242,094
Loss from operations	(133,553)	(13,727)	(7,475)
Other income (expense), net:
Interest expense	(12,734)	(1,241)	(1,472)
Change in estimated fair value of notes payable and other	-	-	(14,888)
Other, net	75	(410)	(347)
Total other expense, net	(12,659)	(1,651)	(16,707)
Loss before income taxes	(146,212)	(15,378)	(24,182)
Provision for income taxes (Note 9)	997	1,682	1,633
Net loss	$(147,209)	$(17,060)	$(25,815)
Net loss attributable to non-controlling interest	-	-	(10,520)
Net loss attributable to the Company	$(147,209)	$(17,060)	$(15,295)

Earnings per share attributable to the Company:
Net loss per common share, basic	$(2.42)	$(0.31)	$(0.29)
Shares used in computing basic net loss per common share	60,883	55,589	53,451
Net loss per common share, diluted	$(2.42)	$(0.31)	$(0.29)
Shares used in computing diluted net loss per common share	60,883	55,589	53,451

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Attributable to the Company's Stockholders
	Common Stock		Additional Paid-in	Accumulated	Non- controlling	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Interest	Loss	Total
Balance at December 31, 2013	52,221,251	$53	$443,588	$(157,057)	$(11,753)	$-	$274,831
Common stock issued in connection with exercises of stock options	1,082,914	1	15,210				15,211
Common stock issued in connection with vesting of restricted stock units	1,154,123	-					-
Stock-based compensation			52,456				52,456
Settlement of non-controlling interest			(22,273)		22,273		-
Net loss				(15,295)	(10,520)		(25,815)
Balance at December 31, 2014	54,458,288	54	488,981	(172,352)	-	-	316,683
Common stock issued in connection with exercises of stock options	685,439	1	9,607				9,608
Common stock issued in connection with vesting of restricted stock units	1,115,525	1					1
Stock-based compensation			48,298				48,298
Payments to common shareholders of Xpliant			(3,630)				(3,630)
Net loss				(17,060)			(17,060)
Balance at December 31, 2015	56,259,252	56	543,256	(189,412)	-	-	353,900
Common stock issued in connection with exercises of stock options	1,010,670	1	11,424				11,425
Common stock issued in connection with vesting of restricted stock units	1,547,694	2					2
Taxes withheld on net settled vesting of restricted stock units			(1,930)				(1,930)
Issuance of common stock in connection with the acquisition of QLogic	8,364,018	8	431,157				431,165
Stock-based compensation			85,703				85,703
Fair value of the replacement equity awards attributable to pre-acquisition service			9,433				9,433
Other comprehensive loss						(645)	(645)
Net loss				(147,209)			(147,209)
Balance at December 31, 2016	67,181,634	$67	$1,079,043	$(336,621)	$-	$(645)	$741,844

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss attributable to the Company	$(147,209)	$(17,060)	$(15,295)
Foreign currency translation adjustments	(645)	-	-
Comprehensive loss	$(147,854)	$(17,060)	$(15,295)

The accompanying notes are an integral part of these consolidated financial statements.

CAVIUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(147,209)	$(17,060)	$(25,815)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	85,330	48,297	52,459
Depreciation and amortization	99,236	42,442	34,087
Deferred income taxes	(2,138)	663	385
Change in estimated fair value of notes payable and other	-	-	14,888
Amortization of deferred debt financing costs	1,631	-	-
(Gain) loss on disposal of property and equipment	5,188	129	(115)
Gain on disposition of certain consumer product assets	-	(400)	(1,000)
Changes in assets and liabilities, net of acquired and assumed from acquisitions:
Accounts receivable, net	8,590	(20,543)	(4,563)
Inventories	(9,010)	4,914	(6,157)
Prepaid expenses and other current assets	591	(2,101)	(1,589)
Other assets	(1,709)	(9)	(433)
Accounts payable	(7,524)	(220)	2,056
Deferred revenue	1,492	31	(2,384)
Accrued expenses and other current and non-current liabilities	31,030	1,706	(1,205)
Net cash provided by operating activities	65,498	57,849	60,614

Cash flows from investing activities:
Purchases of property and equipment	(49,660)	(35,826)	(17,994)
Purchases of intangible assets	(51,440)	(6,440)	(6,919)
Cash payment for acquisitions, net of cash and cash equivalents acquired	(573,830)	(3,630)	-
Proceeds received from sale of held for sale assets	32,420	-	-
Proceeds received from disposition of certain consumer product assets	-	400	1,000
Sale (purchase) of available-for-sale securities and short-term investment	375	1,000	(1,000)
Net cash used in investing activities	(642,135)	(44,496)	(24,913)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	11,427	9,609	15,211
Payment of taxes withheld on net settled vesting of restricted stock units	(1,930)	-	-
Principal payment of capital lease and technology license obligations	(23,716)	(20,034)	(18,557)
Proceeds from issuance of debt	750,000	-	-
Debt financing costs	(20,601)	-	-
Proceeds from issuance of notes	-	-	1,400
Principal payment of debt and notes payable	(51,750)	-	(29,800)
Net cash provided by (used in) financing activities	663,430	(10,425)	(31,746)

Net increase in cash and cash equivalents	86,793	2,928	3,955
Cash and cash equivalents, beginning of period	134,646	131,718	127,763
Cash and cash equivalents, end of period	$221,439	$134,646	$131,718

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,105	$1,273	$1,812
Cash paid for taxes	2,207	958	1,133

Supplemental disclosures of cash flows from investing activities:
Property and equipment and intangible assets acquired included in accounts payable, other accrued expense and other current liabilities	$5,978	$2,335	$1,188

Supplemental disclosure of cash flow from financing activities:
Issuance of common stock in connection with the QLogic acquisition	$431,165	$-	$-
Property and equipment and intangible assets acquired included in capital lease and technology license obligations	47,237	4,157	30,443

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

On August 16, 2016, the Company completed the acquisition of QLogic Corporation (“QLogic”). QLogic designs and supplies high performance server and storage networking connectivity products that provide, enhance and manage computer data communication used in enterprise, managed service provider and cloud service provider datacenters. See Note 2 of Notes to Consolidated Financial Statements for further discussion regarding the Company’s acquisition of QLogic.

Basis of Consolidation

The consolidated financial statements include the accounts of Cavium, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Prior to the closing of the acquisition of Xpliant, Inc. (“Xpliant”) in April 2015 as discussed in Note 2 of Notes to Consolidated Financial Statements, the Company accounted for Xpliant as a variable interest entity, or VIE. Under the accounting principles generally accepted in the United States of America, or US GAAP, a VIE is required to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. All intercompany transactions and balances have been eliminated in consolidation.

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

The Company recognizes revenue when (i) persuasive evidence of a binding arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is deemed fixed or determinable and free of contingencies and significant uncertainties; and (iv) collectibility is reasonably assured. The Company records a reduction in revenue for provision for estimated sales returns in the same period the related revenues are recorded. These estimates are based on historical patterns of return, analysis of credit memo data and other known factors at the time. The Company also records reductions of revenue for pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The Company accrues the full potential rebates at the time of sale and does not apply a breakage factor. The reversal of the accrual of unclaimed rebate will be made if the specific rebate programs contractually end and when the Company believes that the unclaimed rebates are no longer subject to payment.

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

For sales that include multiple deliverables, the Company allocates revenue based on the relative selling price of the individual components. When more than one element, such as hardware and services, are contained in a single arrangement, the Company allocates revenue between the elements based on each element’s relative selling price, provided that each element meets the criteria for treatment as a separate unit of accounting.

Accounting for Stock-Based Compensation

The Company applies the fair value recognition provisions of stock-based compensation. The Company recognizes the fair value of the awards on a straight-line basis over its vesting periods. The Company estimates the grant date fair value of stock options using the Black-Scholes option valuation model. The Black-Scholes option-pricing model used to determine the fair value of stock options requires various subjective assumptions, including expected volatility, expected term and the risk-free interest rates. The stock price volatility assumption is estimated using the Company’s historical stock price volatility. For options granted beginning 2016, the Company used historical exercise patterns to estimate the expected life. Prior to 2016, the Company used the simplified method as permitted by the guidance on stock-based compensation to estimate the expected life since the Company had no sufficient history of weighted average period from the date of grant to exercise, cancellation, or expiration. The risk free interest rate is based on the implied yield currently available on United States. Treasury securities with an equivalent remaining term. The Company recognizes stock-based compensation expense only for the portion of stock options that are expected to vest, based on the Company’s estimated forfeiture rate.

For all restricted stock unit, or RSU, grants other than RSU grants with a market condition, the fair value of the RSU grant is based on the market price of the Company’s common stock on the date of grant. For performance-based RSU grants, the Company evaluates the probability of achieving the milestones for each of the outstanding performance-based RSU grants at each reporting period and updates the related stock-based compensation expense. The fair value of market-based RSUs is determined using the Monte Carlo simulation method which takes into account multiple input variables that determine the probability of satisfying the market conditions stipulated in the award. This method requires the input of assumptions, including the expected volatility of the Company’s common stock, and a risk-free interest rate, similar to assumptions used in determining the fair value of the stock option grants discussed above. The grant date fair value of RSUs, less estimated forfeitures, is recorded based upon the vesting method over the service period.

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

Business Combinations

The Company accounts for business combinations using the purchase method of accounting. The Company determines the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with the guidance provided under business combinations, the Company allocates the purchase price of business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process research and development, or IPR&D, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The Company’s valuation assumption of acquired assets and assumed liabilities requires significant estimates, especially with respect to intangible assets. The Company estimates the fair value based upon assumptions the Company believes to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Goodwill and indefinite-lived intangible assets

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

IPR&D acquired in an asset acquisition is capitalized only if it has an alternative future use. IPR&D recorded as an asset acquired through business combinations is not amortized but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company initially assesses qualitative factors to determine whether it is more likely than not that the fair value of IPR&D is less than its carrying amount, and if so, the Company conducts a quantitative impairment test. The quantitative impairment test consists of a comparison of the fair value of IPR&D to its carrying amount. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the difference. When an IPR&D project is complete, the related intangible asset becomes subject to amortization and impairment analysis as a long-lived asset.

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

Inventories acquired through business combinations are recorded at their acquisition date fair value, which is the estimated selling price less the costs of disposal and a normal profit allowance.

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

Estimated Useful Lives
Software, design tools, computer and other equipment	1 to 5 years
Test equipment and mask costs	1 to 5 years
Furniture and office equipment	1 to 5 years

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

The Company leases certain design tools under financing arrangements which are included in property and equipment. The Company also capitalizes acquired internally used software in property and equipment. Subsequent additions, modifications or upgrades to internally used software are capitalized to the extent it provides additional usage or functionality.

Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs that may be used to measure fair value. The first two levels of inputs are considered observable and the last unobservable.  A description of the three levels of inputs is as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consist of an investment in a money market fund.

Allowance for Doubtful Accounts

The Company reviews its allowance for doubtful accounts by assessing individual accounts receivable over a specific age and amount. The Company’s allowance for doubtful accounts were not significant as of December 31, 2016 and 2015.

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. The Company deposits cash with credit worthy financial institutions. The Company has not experienced any losses on its deposits of cash. Management believes that the financial institutions the Company utilizes are reputable and, accordingly, minimal credit risk exists. The Company’s cash equivalents are invested in a money market fund. The Company follows an established investment policy and set of guidelines to monitor, manage and limit the Company’s exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits the Company’s exposure to any one issuer, as well as the maximum exposure to various asset classes.

A majority of the Company’s accounts receivable are derived from customers headquartered in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable.

Summarized below are individual customers whose accounts receivable balances were 10% or higher of the consolidated gross receivable:

	As of December 31,
	2016	2015
Percentage of gross accounts receivable
Customer A	15%	16%
Customer B	*	20%
Customer C	12%	*
Customer D	11%	*
Customer E	11%	*

*	Represents less than 10% of the gross accounts receivable for the respective period end.

Summarized below are individual OEM customers whose revenue balances were 10% or higher of the consolidated net revenue:

	Year Ended December 31,
	2016	2015	2014
Percentage of revenue by customer
Customer B	12.0%	12.5%	16.6%
Customer F	13.1%	18.4%	15.4%
Customer G	*	12.0%	12.4%

*	Represents less than 10% of the net revenue for the respective year ended

Deferred revenue

The Company records deferred revenue for customer billings and advance payments received from customers before the performance obligations have been completed and/or services have been performed for products and/or service related agreements. The Company records deferred revenue, net of deferred costs on shipments to sell-through distributors.

Warranty Accrual

The Company’s products are generally subject to a one-year warranty period though certain products carry a warranty for up to three years. The Company records a liability for product warranty obligations in the period the related revenue is recorded based on historical warranty experience.

Research and Development

Research and development costs are expensed as incurred and primarily include personnel costs, prototype expenses, which include the cost of fabrication mask costs not reasonably expected to be used in production manufacturing, and allocated facilities costs as well as depreciation of equipment used in research and development.

Deferred Research and Development Cost

Occasionally, the Company receives funding from third party companies for certain collaboration research and development. The Company records the funding received as deferred research and development costs within accrued expense and other liabilities. The liability for deferred research and development cost will be reduced over time to offset the research and development expenses incurred by the Company related to such funding.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $2.8 million, $2.5 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Operating Leases

The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent paid is recorded as deferred rent in accrued expenses and other current and non-current liabilities on the consolidated balance sheets.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity other than transactions with stockholders. The Company’s accumulated other comprehensive loss consists of foreign currency translation adjustments.

Foreign Currency Remeasurement

Certain of the Company’s foreign subsidiaries utilize a functional currency other than United States dollars.  Assets and liabilities of these subsidiaries are translated to United States dollars at exchange rates in effect at the balance sheet date, and income and expenses are translated at average exchange rates during the period.  The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss). Gains and losses resulting from transactions denominated in currencies other than the functional currency are included in other, net in the consolidated statements of operations were not material for the years ended December 31, 2016, 2015 and 2014.

Recently Adopted Accounting Standards

In January 2017, the FASB issued an update to the guidance on business combinations to clarify the definition of a business. This new guidance provides a more robust framework to use in determining when a set of assets and activities is a business. This new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard should be applied prospectively on or after the effective date. Early adoption of this new standard is allowed for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company early adopted this new guidance effective on its December 31, 2016 financial reporting. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In September 2015, the FASB issued an update to the business combinations standards simplifying the accounting for measurement period adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The update is effective for interim and annual periods beginning after December 15, 2015. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Company adopted this new guidance effective during its fourth quarter ended December 31, 2016. See Note 2 of Notes to Consolidated Financial Statements for discussion of measurement period adjustments relating to the QLogic acquisition.

In April 2015, the FASB issued an update simplifying the presentation of debt issuance cost. This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted this guidance during fiscal 2016 and has presented debt issuance costs as a direct deduction from the related debt liability.

Recently Issued Accounting Standards Not Yet Effective

In January 2017, the FASB issued an update to the guidance to simplify the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The update is effective for goodwill impairment test in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company is currently assessing the impact of this new guidance.

In November 2016, the FASB issued an update to the guidance on statement of cash flows - restricted cash presentation. This new guidance which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. Upon adoption, the Company will present its statement of cash flows in accordance with this updated guidance.

In October 2016, the FASB, issued an update to guidance on income taxes. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.

In August 2016, the FASB, issued a new guidance on cash flow classification of certain cash receipts and cash payments. This new guidance will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The eight specific cash flow issues include: (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effecting interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. This new guidance is effective for fiscal years beginning after December 15, 2017 including interim periods during the annual period and require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Early adoption is permitted. The Company will present its statement of cash flows in accordance with this guidance subsequent to adoption.

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

In March 2016, the FASB issued an update to the guidance on stock-based compensation. Under the new guidance, all excess tax benefits and tax deficiencies will be recognized in the income statement as they occur. This will replace the current guidance, which requires tax benefits that exceed compensation cost (windfalls) to be recognized in equity. It will also eliminate the need to maintain a “windfall pool,” and will remove the requirement to delay recognizing a windfall until it reduces current taxes payable. The new guidance will also change the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes. Today, windfalls are classified as financing activities. Also, most companies with stock-based compensation will show additional dilutive effects in earnings per share, or EPS, calculations. This is because there will no longer be excess tax benefits recognized in additional paid in capital. Today those excess tax benefits are included in assumed proceeds from applying the treasury stock method when computing diluted EPS. Under the amended guidance, companies will be able to make an accounting policy election to either (1) continue to estimate forfeitures or (2) account for forfeitures as they occur. This updated guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. Although the Company is currently evaluating the effect of this new guidance, the Company does not expect to have a material impact on its consolidated financial statements and related disclosures upon adoption of this standard.

In February 2016, the FASB issued updated guidance on leases which requires a lessee to recognize the assets and lease liabilities on the balance sheet for certain leases classified as operating leases under previous GAAP. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. This updated guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Although the Company is currently evaluating the impact this new guidance will have on its consolidated financial statements and related disclosures, the Company expects that most of its operating lease commitments will be subject to the new standard and will be recognized as operating lease liabilities and right-of-use assets upon adoption.

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

In May 2014, the FASB issued a new guidance on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. Under the new revenue guidance, revenue will be recognized when an entity satisfies a performance obligation by transferring control of a promised good or service to a customer in an amount that reflects the consideration to which the entity expects to be entitled for that good or service. The amended guidance also requires additional quantitative and qualitative disclosures. In 2016, the FASB issued several amendments to the standard, these amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. This new guidance, as amended is effective for annual reporting periods beginning after December 15, 2017, including interim periods during the annual period. Early adoption is allowed for annual reporting periods beginning after December 15, 2016. This new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company intends to adopt this standard using the modified retrospective method and is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements. Based on a preliminary assessment, the Company does not expect the adoption of this new guidance to have a material impact on the Company’s consolidated financial statements. As the Company continues its assessment of the impact of the new guidance on its various arrangements with customers, it may identify additional areas of impact as well as revise the results of the preliminary assessment.

2. Business Combinations

QLogic Corporation

On August 16, 2016, pursuant to the terms of an Agreement and Plan of Merger dated June 15, 2016, by and among the Company, Quasar Acquisition Corp. (a wholly owned subsidiary of the Company) and QLogic (the “QLogic merger agreement”), the Company acquired all outstanding shares of common stock of QLogic (the “QLogic shares”) pursuant to an exchange offer for $11.00 per share in cash and 0.098 of a share of the Company’s common stock for each share of QLogic stock (“Transaction Consideration”) followed by a merger. The acquisition was funded with a combination of cash and proceeds from debt financing. See Note 11 of Notes to Consolidated Financial Statements for discussion of the debt financing.

The following table summarizes the total acquisition consideration (in thousands, except shares and per share data):

Cash consideration to QLogic common stockholders	$936,961
Common stock (8,364,018 shares of the Company's common stock at $51.55 per share)	431,165
Cash consideration for vested "in the money" stock options and fractional shares	1,934
Fair value of replacement equity awards attributable to pre-acquisition service	9,433
Total acquisition consideration	$1,379,493

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

The purchase price allocation presented below is preliminary, primarily with respect to tax contingency matters. The Company continues to reevaluate the items with any adjustments to its preliminary estimates being recognized as goodwill provided that it is within the measurement period (which will not exceed 12 months from the acquisition date). As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period. Any such revisions or changes to the preliminary purchase price allocation may be material.

The Company recorded QLogic’s tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date and allocated the remaining acquisition consideration to goodwill. The allocation is as follows:

	Amounts Previously Recognized as of Acquisition Date (Provisional) (1)	Measurement Period Adjustments		Amounts Recognized as of Acquisition Date (Provisional as Adjusted)
	(amounts in thousands)
Cash and cash equivalents	$365,065	$-		$365,065
Marketable securities	375			375
Accounts receivable	65,576			65,576
Inventories	62,500	800	(2)	63,300
Prepaid expense and other current assets	8,274			8,274
Property and equipment	87,314	(5,424)	(3)	81,890
Intangible assets	716,700	5,000	(4)	721,700
Other assets	1,559			1,559
Goodwill	247,543	(77,954)		169,589
Accounts payable	(41,776)			(41,776)
Accrued expense and other current liabilities	(21,288)	(596)	(5)	(21,884)
Deferred revenue	(603)			(603)
Deferred tax liability	(95,766)	78,529	(5)	(17,237)
Other non-current liabilities	(15,980)	(355)	(5)	(16,335)
Total acquisition consideration	$1,379,493	$-		$1,379,493

(1)	As reported in the Company’s September 30, 2016 Quarterly Report on Form 10-Q.
(2)	The Company obtained new information regarding the valuation of inventories as of the acquisition date which led to an increase in fair value of inventories, and a corresponding decrease in goodwill.
(3)

The Company obtained new information regarding the valuation of property and equipment as of the acquisition date which led to a net decrease in the fair value of property and equipment, and a corresponding increase in goodwill. This measurement adjustment was mainly related to the acquired real property which was classified as held for sale asset as of September 30, 2016.

(4)

The Company obtained new information regarding the valuation of intangible assets as of the acquisition date which led to a net increase in the fair value of intangible assets, and a corresponding decrease in goodwill.

(5)

The changes to the deferred tax liability, accrued expenses and other current and non-current liabilities pertains to tax related purchase price allocation adjustments. The Company obtained additional information related to its deferred income taxes which led to a decrease in the net deferred tax liability, and a corresponding decrease in goodwill. See detailed discussion below.

The Company does not believe that the measurement period adjustments to inventory, property and equipment, intangibles accrued expense and other current and non-current liabilities had a material impact on its consolidated statement of operations, balance sheet or cash flow previously reported on Form 10-Q as of and for the quarter ended September 30, 2016.

During the third quarter of 2016 upon closing of the acquisition, the Company recorded a partial release of its net deferred tax assets valuation allowance primarily due to a net deferred tax liability recorded for purchased intangibles and recognized a $82.9 million tax benefit in the third quarter of 2016. During the fourth quarter of 2016, the Company was able to assess and measure an additional deferred tax asset that existed as of the acquisition date of QLogic. Due to the identification of this additional deferred tax asset, the Company made adjustments during the fourth quarter of 2016 to certain tax balances including the reversal of the partial release of the valuation allowance recorded in the third quarter, resulting in an adjustment to goodwill of $78.5 million.

The valuation of identifiable intangible assets and their estimated useful lives are as follows:

	Preliminary Estimated Asset Fair Value	Weighted Average Useful Life (Years)
	(in thousands, except for useful life)
Existing and core technology	$578,400	6
In process research and development ("IPR&D")	78,900	n/a
Customer relationships	51,100	10
Tradename and trademark	13,300	5
	$721,700

The IPR&D consists of two projects relating to the development of process technologies to manufacture next generation Fibre Channel and Ethernet products. The projects are estimated to be completed in fiscal years 2017 and 2019 for the related Ethernet and Fibre Channel products, respectively. The estimated remaining cost to complete the IPR&D projects were $112.2 million as of the acquisition date. The fair value of existing and core technology and IPR&D was determined by performing a discounted cash flow analysis using the multi period excess earnings approach. This method includes discounting the projected cash flows associated with each technology over its expected life. Projected cash flows attributable to the existing and core technology and IPR&D were discounted to their present value at a rate commensurate with the perceived risk. The IPR&D will be accounted for as an indefinite-lived intangible asset until the underlying projects are completed or abandoned. The IPR&D will not be amortized until the completion of the related products which is determined by when the underlying projects reached technological feasibility. Upon completion, the IPR&D will be amortized over its estimated useful life; useful lives for IPR&D are expected to range between 5 to 6 years.

The valuation of customer relationships was based on the distributor method, taking into account the profit margin a market participant distributor would obtain in selling QLogic products. The useful lives of customer relationships are estimated based upon customer turnover data and management estimates. Other identifiable intangible assets consisted of tradename and trademark, valued using a relief from royalty method. The useful lives of tradename and trademark are expected to correlate to the life of the technology or customer relationships.

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

Depending on the structure of a particular acquisition, goodwill and identifiable intangible assets may not be deductible for tax purposes. Goodwill recorded in the QLogic acquisition is not expected to be deductible for tax purposes. The factors that contributed to the recognized goodwill with the acquisition of QLogic include the Company’s belief that the acquisition will create a more diverse semiconductor company with expansive offerings which will enable the Company to expand its product offerings and expected synergies from the combined operations of the Company and QLogic.

The Company incurred $16.6 million in acquisition related costs which were recorded in selling, general and administrative expense in the consolidated statements of operations in the year ended December 31, 2016.

Unaudited Supplemental Pro Forma Information

The unaudited supplemental pro forma financial information presented below is for illustrative purposes only and is not necessarily indicative of the financial operations or results of operations that would have been realized if the acquisition had been completed on the date indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions the Company believe are reasonable under the circumstances.

The following unaudited supplemental pro forma financial information summarizes the results of operations for the periods presented, as if the acquisition was completed on January 1, 2015. The unaudited supplemental pro forma information reports actual operating results, adjusted to include the pro forma effect of certain fair value adjustments for acquired items, such as the amortization of identifiable intangible assets, depreciation of property and equipment and inventories. It also includes pro forma adjustments for stock-based compensation expense related to replacement equity awards, interest expense on debt and the related tax effects of the acquisition. In accordance with the pro forma acquisition date, the Company recorded in the year ended December 31, 2015 supplemental pro forma financial information the cost of goods sold of $23.3 million from the fair value mark-up in acquired inventory and $40.9 million for the acquisition-related transaction costs incurred by the Company and QLogic. The corresponding adjustments to the supplemental pro forma financial information in the year ended December 31, 2016 were made for the aforementioned pro forma adjustments.

QLogic constituted approximately 26% of the consolidated net revenue for the year ended December 31, 2016. Post-acquisition income (loss) on a standalone basis is impracticable to determine as, on the acquisition date, the Company implemented a plan developed prior to the completion of the acquisition and began to immediately integrate QLogic into the Company’s existing operations, engineering groups, sales distribution networks and management structure.

The supplemental pro forma financial information for the periods presented is as follows:

	Year Ended December 31,
	2016	2015
	(in thousands, except per share data)
Pro forma net revenue	$881,498	885,276
Pro forma net loss	(131,849)	(167,626)

Pro forma net loss per share, basic	$(1.99)	$(2.62)
Pro forma net loss per share, diluted	(1.99)	(2.62)

Xpliant, Inc.

Pursuant to the Agreement and Plan of Merger and Reorganization (the “Xpliant merger agreement”) between the Company and Xpliant, Inc., a final closing occurred on April 29, 2015 as discussed in detail below. Between May 2012 and March 2015, the Company entered into several note purchase agreements and promissory notes with Xpliant to provide cash advances. Xpliant was a Delaware incorporated and privately held company, engaged in the design and development of next generation software defined network switch chips. Prior to the closing of the merger pursuant to the Xpliant merger agreement, the Company concluded that Xpliant was a VIE as the Company was Xpliant’s primary beneficiary due to the Company’s involvement with Xpliant and the Company’s purchase option to acquire Xpliant. As such, the Company has included the accounts of Xpliant in the consolidated financial statements. The Company had made total cash advances of $85.8 million, consisting of $10.0 million under nine convertible notes which, as amended, matured on August 31, 2014 and $75.8 million under several promissory notes which matured between April 2015 and March 2016. All promissory notes were cancelled as of July 31, 2015. The convertible notes and promissory notes bore an annual interest rate of 6%.

In addition to the funding received by Xpliant from the Company, between May 2012 and January 2014, certain third party investors (“non-controlling interest”) made cash advances of $13.0 million under several convertible notes which, as amended, matured on August 31, 2014 and $2.9 million under a convertible security. All of the convertible notes bore interest at a rate of 6%, payable at maturity. Two of the convertible notes held by a third party investor with a principal amount of $1.0 million matured and were paid by Xpliant in December 2013. Pursuant to the convertible notes, in the event Xpliant closed a corporate transaction, as defined in the convertible notes, the holders of the convertible notes were entitled to receive two times the outstanding principal plus any unpaid accrued interest. The convertible security had the same features as the convertible notes, with the exception of the requirement for repayment, interest and maturity. For accounting purposes, the Company determined that the convertible security had derivative features and determined that the fair value of the derivative features of the convertible security at the issuance date was approximately the same as the principal amount. All of the convertible notes and the derivative feature of convertible security were classified as Level 3 liability and were all remeasured and presented at fair value in the consolidated financial statements at each reporting period. Pursuant to the option to acquire Xpliant, in June 2014, the Company provided notice to Xpliant of its decision to exercise the purchase option. Therefore, the convertible notes and derivative features of convertible security were valued to two times its principal amount at its maturity date. As such, the Company recorded the change in estimated fair value of notes payable and other of $14.9 million in the consolidated statement of operations in 2014. Pursuant to the Xpliant merger agreement between the Company and Xpliant as discussed in detail below, in October 2014, a portion of the cash advances made by the Company to Xpliant were used to settle all outstanding convertible notes, related accrued interest and convertible security held by non-controlling interest. Pursuant to the Xpliant merger agreement and in connection with the transaction contemplated by the Xpliant merger agreement, in October 2014, a portion of the cash advances made by the Company to Xpliant were used to settle all outstanding convertible notes, related accrued interest and the convertible security held by non-controlling interest of $30.8 million.

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

Prior to the closing of the merger pursuant to the Xpliant merger agreement and the settlement of the outstanding convertible notes and convertible security to non-controlling interest, the net loss of Xpliant was allocated to the Company and to the non-controlling interest based on the outstanding cash advances provided to Xpliant at each reporting period.

3. Net Loss Per Common Share

Basic net income (loss) per share is computed using the weighted-average common shares outstanding. Diluted net income per share is computed using the weighted-average common shares outstanding and any dilutive potential common shares. Diluted net loss per common share is computed using the weighted-average common shares outstanding and excludes all dilutive potential common shares when the Company is in a net loss position their inclusion would be anti-dilutive. The Company’s dilutive securities primarily include stock options and restricted stock units.

The following outstanding options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Options to purchase common stock	1,194	2,028	2,626
Restricted stock units	4,119	2,194	2,465

4. Fair Value Measurements

At December 31, 2016 and 2015, the Company’s cash equivalents comprised of an investment in a money market fund. In accordance with the guidance for fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund as Level 1, which approximated $61.4 million and $102.2 million as of December 31, 2016 and 2015, respectively. The carrying amount of the Company’s accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short term maturities.

There are no other financial assets and liabilities, except those disclosed in Notes 2, 7, 11 and 13 of Notes to Consolidated Financial Statements that require Level 2 or Level 3 fair value hierarchy measurements and disclosures.

5. Balance Sheet Components

Inventories

	As of December 31,
	2016	2015
	(in thousands)
Work-in-process	$61,363	$33,701
Finished goods	58,329	13,308
	$119,692	$47,009

Property and equipment, net

	As of December 31,
	2016	2015
	(in thousands)
Test equipment and mask costs	$138,633	$71,021
Software, design tools, computer and other equipment	87,648	62,331
Furniture, office equipment and leasehold improvements	12,927	5,755
Construction in progress	4,767	-
	243,975	139,107
Less: accumulated depreciation and amortization	(93,113)	(74,430)
	$150,862	$64,677

Depreciation and amortization expense was $46.7 million, $32.9 million and $19.5 million for years ended December 31, 2016, 2015 and 2014, respectively. Certain fully depreciated property and equipment have been eliminated from both the gross and accumulated amount as they were disposed of as the Company no longer utilized them.

The Company leases certain design tools under financing arrangements which are included in property and equipment, which total cost, net of accumulated amortization amounted to $46.3 million and $25.3 million at December 31, 2016 and 2015, respectively. Amortization expense related to assets recorded under capital lease and certain financing arrangements was $16.8 million, $14.7 million and $9.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Sale of held for sale assets

In September 2016, the Company began to actively market the real property located in Aliso Viejo, California that was acquired in the QLogic acquisition. The Company classified this real property as held for sale assets on its consolidated balance sheet as of September 30, 2016. On December 16, 2016, the Company completed the sale of this real property for a total net cash consideration of $32.4 million. Concurrently, the Company leased back the property on a month-to-month basis until the expected occupancy of the new leased property located in Irvine, California. See related discussions on the new lease agreement for the Irvine, California property in Note 13 of Notes to Consolidated Financial Statements. The first six months of the leaseback were rent free; thereafter, the rents will be lower than the market rates. For accounting purposes, these rents were deemed to have been netted against the sale proceeds and represent a prepaid rent. Accordingly, the Company recorded $1.8 million representing the off-market rental rate adjustment as prepaid rent on the consolidated balance sheets and such amount will be recognized as rent expense over the expected lease-back term. The Company adjusted fair value of the acquired property and equipment disclosed in the purchase price allocation in Note 2 of Notes to Financial Statements based upon the business combination guidance on measurement period and accordingly did not recognize a gain or loss upon the sale of the real property.

Other Asset Acquisition

In November 2016, the Company entered into an asset purchase agreement with a third party company. Pursuant to the asset purchase agreement, the Company acquired property and equipment of $9.2 million and IPR&D of $2.0 million. The IPR&D was recorded at its relative fair using the multi-period excess earnings valuation approach and was written off immediately as the asset had no alternative future use.

Accrued expenses and other current liabilities

	As of December 31,
	2016	2015
	(in thousands)
Accrued compensation and related benefits	$18,197	$4,485
Deferred research and development costs	25,370	-
Income tax payable	4,098	541
Restructuring related payables (Note 7)	3,653	-
Professional fees	2,233	1,018
Accrued rebates	3,228	-
Manufacturing rights payable (Note 13)	2,500	1,875
Accrued interest	1,427	-
Other	4,261	1,524
	$64,967	$9,443

Accrued Rebates

In 2016, the Company started its rebate programs with certain customers. In addition, the Company assumed and continued the existing QLogic rebate programs following the closing of the QLogic acquisition. The Company assumed an outstanding rebate accrual of $2.1 million from the acquisition of QLogic. For the year ended December 31, 2016, the Company recorded estimated rebates amounting to $2.9 million and made rebate settlements of $1.8 million. As of December 31, 2016, total accrued rebates included within accrued expenses and other current liabilities was $3.2 million.

Warranty Accrual

The following table presents a rollforward of the warranty liability, which is included within accrued expenses and other current liabilities:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Beginning balance	$336	$227	$167
Assumed warranty liability from the acquisition of QLogic	753	-	-
Accruals and adjustments	534	459	679
Settlements	(702)	(350)	(619)
Ending balance	$921	$336	$227

Deferred revenue

	As of December 31,
	2016	2015
	(in thousands)
Services/support and maintenance	$7,773	$5,531
Software license/subscription	625	785
Distributor deferred margin	14	-
	$8,412	$6,316

Other non-current liabilities

	As of December 31,
	2016	2015
	(in thousands)
Income tax payable (Note 9)	$12,071	$915
Accrued rent	2,163	1,493
Customer deposits	1,103	109
Restructuring related payables (Note 7)	663	-
Other	2,386	445
	$18,386	$2,962

6. Goodwill and Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of December 31, 2016 and 2015 was $241.1 million and $71.5 million, respectively. The change in the carrying value of goodwill from December 31, 2015 to December 31, 2016 was due to the goodwill additions from the acquisition of QLogic. See Note 2 of Notes to Consolidated Financial Statements for discussions related to the acquisition of QLogic.

The Company reviews goodwill for impairment annually at the beginning of its fourth calendar quarter or whenever events or changes in circumstances that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The Company manages and operates as one reporting unit. The Company performed a qualitative assessment of the goodwill at the Company level as a whole and concluded that it was more-likely-than-not that goodwill is not impaired as of December 31, 2016 and 2015. In assessing the qualitative factors, the Company considered among others these key factors: (i) changes in the industry and competitive environment; (ii) market capitalization; (iii) stock price; and (iv) overall financial performance.

Intangible assets, net

	As of December 31, 2016
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Existing and core technology - product	$620,110	$(78,017)	$542,093	5.63
Technology licenses	130,676	(48,225)	82,451	4.68
Customer contracts and relationships	53,315	(4,161)	49,154	9.62
Trade name	15,596	(3,309)	12,287	4.63
Total amortizable intangible assets	$819,697	$(133,712)	$685,985	5.18
IPR&D	78,900	-	78,900
Total intangible assets	$898,597	$(133,712)	$764,885

	As of December 31, 2015
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Existing and core technology - product	$41,711	$(41,115)	$596	0.99
Technology licenses	70,521	(35,625)	34,896	6.10
Customer contracts and relationships	2,215	(2,215)	-	-
Trade name	2,296	(2,296)	-	-
Total amortizable intangible assets	$116,743	$(81,251)	$35,492	6.01

Amortization expense was $52.6 million, $9.6 million and $14.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Certain fully amortized intangible assets have been eliminated from both the gross and accumulated amortization amounts.

The following table presents the estimated future amortization expense of amortizable intangible assets as of December 31, 2016 (in thousands):

2017	$125,146
2018	123,521
2019	121,030
2020	116,983
2021	109,635
2022 and thereafter	89,670
$685,985

7. Restructuring Accrual

In connection with a workforce reduction during the year ended December 31, 2014, the Company incurred and paid $1.4 million severance and other benefits. There was no restructuring activity during the year ended December 31, 2015. The following table summarizes the activity and the outstanding balances of the restructuring liability as of and for the year ended December 31, 2016:

	As of December 31, 2016
	Severance and other benefits	Excess Facility Related Cost	Total
	(in thousands)
Balance at beginning of the year	$-	$-	$-
Assumed restructuring liability from the acquisition of QLogic	-	4,215	4,215
Additions	12,018	-	12,018
Cash payments	(10,857)	(1,060)	(11,917)
Balance at end of the year	$1,161	$3,155	$4,316

Current portion of the restructuring related liabilities	$1,161	$2,492	$3,653
Long-term portion of restructuring related liabilities	$-	$663	$663

Following the acquisition of QLogic, the Company assumed outstanding liabilities from the restructuring initiatives undertaken by QLogic prior to the acquisition. This restructuring initiative was designed to enhance product focus and streamline the business operations. The assumed restructuring liability was related to the excess facility which was calculated based on the discounted future lease payments. This non-recurring fair value measurement was classified as Level 3 fair value hierarchy measurements and disclosures. The outstanding excess facility related restructuring liability is expected to be settled over the term of the related agreement through April 2018.

In addition, the Company recorded employee severance expense of $12.0 million within sales, general and administrative on the consolidated statement of operations for the year ended December 31, 2016 related to actions following the acquisition of QLogic and integration of QLogic with the Company. The amount has been substantially paid as of December 31, 2016 and the remaining unpaid balance is expected to be settled in 2017.

8. Stockholders’ Equity

Common and Preferred Stock

As of December 31, 2016 and 2015, the Company is authorized to issue 200,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. The Company is authorized to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences.

2001 Stock Incentive Plan

The Company’s 2001 Stock Incentive Plan (the “2001 Plan”) expired as of December 31, 2011, thus as of December 31, 2016 there were no outstanding shares reserved for issuance. Options granted under the 2001 Plan were either incentive stock options or non-statutory stock options as determined by the Company’s board of directors. Options granted under the 2001 Plan vested at the rate specified by the plan administrator, typically with 1/8th of the shares vesting six months after the date of grant and 1/48th of the shares vesting monthly thereafter over the next three and one half years to four and one half years. The term of option expire ten years from the date of grant.

2007 Equity Incentive Plan

Upon completion of its IPO in May 2007, the Company adopted the 2007 Equity Incentive Plan, the (“2007 Plan”), which initially reserved 5,000,000 shares of the Company’s common stock. The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively, “stock awards”), and performance cash awards, all of which may be granted to employees (including officers), directors, and consultants or affiliates. Awards granted under the 2007 Plan vest at the rate specified by the plan administrator, for stock options, typically with 1/8th of the shares vesting six months after the date of grant and 1/48th of the shares vesting monthly thereafter over the next three and one half years and for restricted stock unit awards typically with quarterly vesting over four years. The term of awards expires seven to ten years from the date of grant. As of December 31, 2016, there were 8,863,022 shares reserved for issuance under the 2007 Plan.

2016 Equity Incentive Plan

On June 15, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 EIP”), which initially reserved for issuance 3,600,000 shares of the Company’s common stock. The 2016 EIP is intended as the successor to and continuation of the Company’s 2007 Plan and following the adoption of the 2016 EIP, no more awards will be granted from the 2007 Plan. The 2016 EIP provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards, which may be granted to employees, directors and consultants. Following the effective date, no additional awards may be granted under the 2007 Plan. All outstanding awards granted under the 2007 EIP will remain subject to the terms of such plan, provided however, that the following shares of common stock subject to any outstanding stock award granted under the 2007 Plan (collectively, the “2007 Plan Returning Shares”) will immediately be added to the share reserve as and when such shares become 2007 Plan Returning Shares and become available for issuance pursuant to awards granted under the 2016 EIP: (i) any shares subject to such stock award that are not issued because such stock award or any portion thereof expires or otherwise terminates without all of the shares covered by such stock award having been issued; (ii) any shares subject to such stock award that are not issued because such stock award or any portion thereof is settled in cash; and (iii) any shares issued pursuant to such stock award that are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares. As of December 31, 2016, there were 3,418,573 shares reserved for issuance under the 2016 EIP.

QLogic 2005 Plan

Following the closing of the acquisition of QLogic, the Company assumed and will continue the QLogic 2005 Performance Incentive Plan (the “QLogic 2005 Plan”). Following the closing of the acquisition of QLogic, the total shares available for future grant under the QLogic 2005 Plan was 3,612,039 shares of the Company’s common stock. The QLogic 2005 Plan provides for the issuance of restricted stock unit awards, incentive and non-qualified stock options, and other stock-based incentive awards. Restricted stock unit awards, or RSUs, granted pursuant to the QLogic 2005 Plan to employees subject to a service condition generally vest over four years from the date of grant. Stock options granted pursuant to the QLogic 2005 Plan to employees have ten year terms and generally vest over four years from the date of grant. Shares issued in respect of any full value award granted under this plan shall be counted against the shares available for future grant as 1.75 shares for every one share issued in connection with such award. Full value award means any award under the QLogic 2005 Plan that is not a stock option grant or a stock appreciation right grant. As of December 31, 2016, there were 1,998,131 shares reserved for issuance under the QLogic 2005 Plan.

Stock Options

Detail related to stock option activity is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2013	3,552,216	$17.79
Options granted	165,000	38.78
Options exercised	(1,082,914)	14.05
Options cancelled and forfeited	(8,042)	28.46
Balance as of December 31, 2014	2,626,260	20.62
Options granted	87,178	64.70
Options exercised	(685,439)	14.02
Options cancelled and forfeited	-	-
Balance as of December 31, 2015	2,027,999	24.75
Options granted	175,776	48.88
Assumed from the acquisition	1,045	34.63
Options exercised	(1,010,670)	11.31
Options cancelled and forfeited	(161)	32.40
Balance as of December 31, 2016	1,193,989	39.68

The aggregate intrinsic value for options exercised during the years ended December 31, 2016, 2015 and 2014, was $41.5 million, $37.4 million and $36.2 million, respectively, representing the difference between the closing price of the Company’s common stock at the date of exercise and the exercise price paid.

The following table summarizes information about stock options outstanding as of December 31, 2016:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$8.52 - $33.44	149,523	1.31	$25.53	149,523	$25.53
$35.73 - $36.54	180,529	2.16	35.73	180,373	35.73
$37.22 - $37.55	205,688	1.19	37.22	205,688	37.22
$37.63 - $37.63	204,293	3.22	37.63	190,893	37.63
$37.83 - $42.01	178,953	3.54	38.71	136,075	38.98
$43.62 - $76.38	275,003	5.75	53.98	58,617	63.11
$8.52 - $76.38	1,193,989	3.10	$39.68	921,169	$37.02	$27,368,172
Exercisable	921,169	2.39	$37.02			$23,593,675
Vested and expected to vest	1,172,678	3.05	$39.50			$27,101,509

The aggregate intrinsic value for options outstanding at December 31, 2016, represents the difference between the weighted average exercise price and the closing price of the Company’s common stock at December 31, 2016, as reported on The NASDAQ Global Market, for all in the money options outstanding.

The estimated weighted-average grant date fair value of options granted for years ended December 31, 2016, 2015 and 2014 was $18.65 per share, $23.79 per share, and $14.63 per share, respectively. The fair value of each option grant for the years ended December 31, 2016, 2015 and 2014 were estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions below.

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.11%	1.34% to 1.41%	1.26% to 1.47%
Expected life	4.96 years	3.77 to 4.58 years	3.77 to 4.53 years
Dividend yield	0%	0%	0%
Volatility	42.51%	40.96% to 43.03%	43.8% to 45.1%

As of December 31, 2016, there was $3.9 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the 2007 Plan, the Company’s 2001 Stock Incentive Plan and the QLogic 2005 Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.50 years.

Restricted Stock Units

A summary of the activity of RSU for the related periods are presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of December 31, 2013	1,776,170	$35.64
Granted	1,970,094	41.32
Issued and released	(1,154,123)	37.55
Cancelled and forfeited	(127,394)	37.05
Balance as of December 31, 2014	2,464,747	39.21
Granted	955,592	61.82
Issued and released	(1,115,525)	40.94
Cancelled and forfeited	(110,746)	45.82
Balance as of December 31, 2015	2,194,068	47.85
Granted	2,482,048	53.22
Assumed from the acquisition	1,301,199	51.55
Vested	(1,583,775)	47.60
Cancelled and forfeited	(274,221)	53.37
Balance as of December 31, 2016	4,119,319	51.98

For the year ended December 31, 2016, the Company issued 1,547,694 shares of common stock in connection with the vesting of RSUs. The difference between the number of RSUs vested and the shares of common stock issued for the year ended December 31, 2016 is the result of RSUs withheld in satisfaction of minimum tax withholding obligations associated with the vesting.

The total intrinsic value of the RSUs outstanding as of December 31, 2016 was $256.9 million, representing the closing price of the Company’s stock on December 31, 2016, multiplied by the number of non-vested RSUs expected to vest as of December 31, 2016.

In February 2015, the Company granted one-year and two-year performance-based RSUs with grant date fair values of $2.1 million and $0.7 million, respectively. In February 2016, the Company granted one-year performance-based RSUs with a grant date fair value of $2.9 million. The Company recorded the related stock-based compensation expense based on its evaluation of the probability of achieving the milestones of all of the outstanding performance-based RSUs as of December 31, 2016 and 2015. At each reporting period, the Company evaluates the probability of achieving the milestone of each of the outstanding performance-based RSUs and updates the recognition of related stock-based compensation expense.

The Company also granted four-year vesting market-based RSUs in February 2015 with a grant date fair value of $1.5 million. In February 2016, the Company granted three-year vesting market-based RSUs with a grant date fair value of $3.3 million. These market-based RSUs will vest if: (i) during the performance period, the Company’s total stockholder return over a period of 30 consecutive trading days is equal to or greater than that of the price per share with respect to the February 2015 grant and industry index with respect to the February 2016 grant, set by the compensation committee of the board of directors; and (ii) the recipient remains in continuous service with the Company through such vesting period. The fair value of the market-based RSU was determined by management using the Monte Carlo simulation method which takes into account multiple input variables that determine the probability of satisfying the market conditions stipulated in the award. This method requires the input of assumptions, including the expected volatility of the Company’s common stock, and a risk-free interest rate, similar to assumptions used in determining the fair value of the stock option grants discussed above. The Company recorded the related stock-based compensation expense for the years ended December 31, 2016 and 2015 related to these grants.

As of December 31, 2016, there was $164.8 million of unrecognized compensation costs, net of estimated forfeitures, related to RSUs granted under the 2007 Plan, 2016 EIP and the QLogic 2005 Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.57 years.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the consolidated statements of operations for each of the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cost of revenue	$1,389	$765	$954
Research and development	41,701	29,085	32,328
Sales, general and administrative	42,240	18,447	19,177
	$85,330	$48,297	$52,459

The total stock-based compensation cost capitalized as part of inventory as of December 31, 2016 and 2015 was not material.

9. Income Taxes

The following table presents the provision for income taxes and the effective tax rates:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Loss before income taxes	$(146,212)	$(15,378)	$(24,182)
Provision for income taxes	997	1,682	1,633
Effective tax rate	(0.7)%	(10.9)%	(6.8)%

The provision for income taxes for the year ended December 31, 2016 was primarily related to tax on earnings in foreign jurisdictions and the deferred tax liability related to the indefinite lived intangible assets. The provision for income taxes for the years ended December 31, 2015 and 2014 was primarily related to earnings in foreign jurisdictions. As discussed in Note 2 of Notes to Consolidated Financial Statements, during the third quarter of 2016 upon closing of the acquisition, the Company recorded a partial release of its net deferred tax assets valuation allowance primarily due to a net deferred tax liability recorded for purchased intangibles and recognized a $82.9 million tax benefit in the third quarter of 2016. During the fourth quarter of 2016, the Company was able to assess and measure an additional deferred tax asset that existed as of the acquisition date of QLogic. Due to the identification of this additional deferred tax asset, the Company made adjustments during the fourth quarter of 2016 to certain tax balances including the reversal of the partial release of the valuation allowance recorded in the third quarter of 2016.

The domestic and foreign components of income (loss) before income tax expense were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Domestic	$(147,752)	$(37,109)	$(42,318)
Foreign	1,540	21,731	18,136
	$(146,212)	$(15,378)	$(24,182)

The provision for income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current tax provision (benefit)
Domestic	$51	$(15)	$19
Foreign	3,084	1,034	1,230
	3,135	1,019	1,249

Deferred tax provision (benefit)
Domestic	775	564	627
Foreign	(2,913)	99	(243)
	(2,138)	663	384
Provision for income taxes	$997	$1,682	$1,633

The Company’s effective tax rate differs from the United States federal statutory rate as follows:

	Year Ended December 31,
	2016	2015	2014
Income tax at statutory rate	35.0%	35.0%	35.0%
Stock compensation costs	(2.9)	(13.1)	5.6
Other	(1.8)	(0.1)	0.6
Convertible securities	-	-	(4.2)
State taxes, net of federal benefit	(0.1)	(0.1)	(0.4)
Foreign income inclusion in the United States	6.8	(4.9)	(0.5)
Research and development credits	4.1	42.6	24.2
Foreign tax rate differential	(32.1)	41.5	19.6
Change in valuation allowance	(9.7)	(111.8)	(86.7)
Total	(0.7)%	(10.9)%	(6.8)%

On July 27, 2015, the United States Tax Court in Altera Corp. v. Commissioner, 145 T.C. No. 3 (2015) issued an opinion with respect to Altera’s litigation with the Internal Revenue Service, concerning the treatment of stock-based compensation expense in an inter-company cost sharing arrangement. In ruling in favor of Altera, the Tax Court invalidated the portion of the Treasury regulations requiring the inclusion of stock-based compensation expense in such inter-company cost-sharing arrangements. Accordingly, the Company adjusted its inter-company arrangement to reflect the recent ruling. There was no material impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2016 considering the full valuation allowance on the Company’s federal and state net deferred tax assets. QLogic had a similar global structure prior to the acquisition and the Company is currently evaluating various alternatives to integrate the two groups of entities. The Company’s QLogic subsidiary has not amended its inter-company arrangement to exclude stock-based compensation as of December 31, 2016.

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities are as follows:

	As of December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Tax credits	$77,569	$47,113
Net operating loss carryforwards	257,286	40,325
Capitalized research and development	15,077	18,093
Intangible assets	-	6,374
Depreciation and amortization	389	1,970
Stock compensation	14,372	10,813
Other	9,887	2,845
Gross deferred tax assets	374,580	127,533
Less: valuation allowance	(315,915)	(127,328)
Net deferred tax assets	58,665	205
Deferred tax liabilities:
Intangible assets	(55,788)	(3,400)
Unremitted foreign earnings	(21,171)	-
Net deferred tax liabilities	$(18,294)	$(3,195)

Reported As
Deferred tax assets, non-current	$480	$222
Deferred tax liabilities, non-current	(18,774)	(3,417)
Net deferred tax liabilities	$(18,294)	$(3,195)

As of December 31, 2016, the Company had total net operating loss carryforwards for federal and states of California and Massachusetts income tax purposes of $1,408.0 million and $496.1 million, respectively. If not utilized, these federal and state net operating loss carryforwards will expire beginning in 2020 and 2017, respectively. The federal and states of California and Massachusetts net operating loss carryforwards include excess windfall deductions of $260.7 million and $143.0 million, respectively.

The Company is tracking the portion of its deferred tax assets attributable to stock option benefits in a separate memo account pursuant to the accounting guidance for stock-based compensation. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to the guidance for stock-based compensation, the stock option benefits of approximately $101.7 million will be recorded within stockholders’ equity when it reduces cash taxes payable. The Company uses the “with and without” approach in determining when excess tax benefits have been realized, and the Company considers the direct effects of stock option deductions to calculate excess tax benefits.

As of December 31, 2016, the Company also had federal and state research and development tax credit carryforwards of approximately $59.3 million and $75.9 million, respectively. The federal and state tax credit carryforwards will expire commencing 2020 and 2017, respectively, except for the California research tax credits which carry forward indefinitely. The Company also has various foreign and alternative minimum tax credits of approximately $1.1 million.

The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. A full valuation allowance against the Company federal and state net deferred tax assets has been in place since 2012. The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance on its federal and state deferred tax assets as of December 31, 2015 and 2016.

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

During 2016, the Company repatriated $50.0 million from its offshore operations. The Company recorded no tax expense related to this cash repatriation due to the utilization of net operating losses. Additionally, in connection with a review of the Company’s cash position and anticipated cash needs for investment in the Company’s core business, including principal prepayments to the Company’s outstanding Term Loan Facility, the Company determined that the current earnings from certain QLogic foreign entities will no longer be indefinitely reinvested, and the Company has provided a deferred tax liability for anticipated United States federal income taxes. For all remaining Cavium foreign entities, the Company will continue to indefinitely reinvest foreign earnings. The undistributed earnings of the Company’s foreign subsidiaries was approximately $359.7 million and $38.3 million as of December 31, 2016 and 2015, respectively. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. As of December 31, 2016 and 2015, the computation of potential United States income tax of a future distribution is impracticable.

The following table summarizes the activity related to the unrecognized tax benefits:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Balance at beginning of the year	$19,709	$16,270	$14,625
Gross increases related to current year's tax positions	5,640	3,138	1,446
Gross increase resulting from the acquisition of QLogic	179,366	-	-
Gross increases (decreased) related to prior year's tax positions	(383)	398	199
Releases related to prior year's tax positions	(1,917)	(97)	-
Balance at the end of the year	$202,415	$19,709	$16,270

The gross increase resulting from the acquisition of QLogic was primarily related to the unrecognized tax benefits against the additional tax assets identified in the measurement period but existed as of the acquisition date. Also included in the unrecognized tax benefits at December 31, 2016 is $12.1 million that, if recognized, would reduce the Company’s annual effective tax rate after considering the valuation allowance. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued $2.8 million potential penalties and interest during the year ended December 31, 2016. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

Beginning in 2011, the Company is operating under tax incentives in Singapore, which are effective through February 2020. The tax incentives are conditional upon the Company meeting certain employment, revenue, and investment thresholds. The Company realized benefits from the reduced tax rate for the periods presented as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Provision for Singapore entity at statutory tax rate of 17%	$973	$811	$719
Provision for Singapore entity in the consolidated statement of operations	363	310	303
Benefit from preferential tax rate differential	$610	$501	$416
Impact of tax benefits per basic and diluted share	$0.01	$0.01	$0.01

The Company’s major tax jurisdictions are the United States federal government, the states of California and Massachusetts, China, India, Ireland, Israel, Japan, Singapore and the United Kingdom. The Company files income tax returns in the United States federal jurisdiction, the states of California and Massachusetts, various other states, and foreign jurisdictions in which it has a subsidiary or branch operations. The United States federal corporation income tax returns beginning with the 2000 tax year remain subject to examination by the Internal Revenue Service, or IRS. The California corporation income tax returns beginning with the 2000 tax year remain subject to examination by the California Franchise Tax Board. As of December 31, 2016, QLogic’s 2014 tax year is under audit by the IRS.  There are no on-going foreign tax audits other than in various India tax jurisdictions which are under income tax audits for certain tax years between 2008 and 2015. The Company does not expect any material tax adjustments from either of these audits.

10. Retirement Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code for substantially all United States employees. This plan covers substantially all United States employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company matches 50% of the employees’ annual contribution up to two thousand dollars per employee. The Company contributions to the plan may be made at the discretion of the Company’s board of directors. For the years ended December 31, 2016, 2015 and 2014, the Company’s defined contribution expense was $1.5 million, $1.1 million and $1.0 million, respectively.

In connection with local foreign laws, the Company is required to have a tenured-based defined benefit plan for its employees in certain non-US locations. The Company’s tenured-based payout liability is calculated based on the salary of each employee multiplied by the years of such employee’s employment, and is reflected on the Company’s consolidated balance sheets in other non-current liabilities on an accrual basis. The total expense and total obligation for these plans were not material to the consolidated financial statements.

11. Debt

On August 16, 2016, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A. (“JPMCB”), as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (collectively, the “Lenders”). The Lenders provided (i) a $700.0 million six year term B loan facility (the “Initial Term B Loan Facility”) and (ii) a $50.0 million interim term loan facility (the “Interim Term Loan Facility”, (i) and (ii) together, the “Term Facility”) to finance the acquisition of QLogic and pay fees and expenses of such acquisition. The outstanding debt under the Term Facility are collateralized by a lien on substantially all of the Company’s assets.

The interest rates applicable to loans outstanding under the Credit Agreement with respect to the Initial Term B Loan Facility are, at the Company's option, equal to either a base rate plus a margin of 2.00% per annum or LIBOR plus a margin of 3.00% per annum.  In no event shall the LIBOR for any interest period be less than 0.75% with respect to the Initial Term B Facility. The Initial Term B Loan Facility will mature on August 16, 2022 and requires quarterly principal payments commencing on December 31, 2016 equal to 0.25% of the aggregate original principal amount, with the balance payable at maturity (in each case subject to adjustment for prepayments). The interest rates applicable to loans outstanding under the Credit Agreement with respect to the Interim Term Loan Facility are, at the Company's option, equal to either a base rate plus a margin of 1.00% per annum or LIBOR plus a margin of 2.00% per annum. In October 2016, the Company paid the outstanding Interim Term Loan Facility.

As of December 31, 2016, the carrying value of the Term Facility approximates the fair value. The Company classified this under Level 2 fair value measurement hierarchy as the borrowings are not actively traded and have variable interest structure based upon market rates currently available to the Company for debt with similar terms and maturities. The following table summarizes the outstanding borrowings from the Term Facility as of December 31, 2016:

	Principal Outstanding	Unamortized Deferred Financing Costs	Principal Outstanding, net of Unamortized Deferred Financing Costs	Current Portion of Long-Term Debt	Long- Term Debt
	(in thousands)
Initial Term B Loan Facility	$698,250	$18,971	$679,279	$3,865	$675,414

In January 2017, the Company made payments totaling $86.0 million towards the outstanding principal balance of the Initial Term B Loan.

The deferred financing costs associated with the Term Facility were recorded as a reduction to principal outstanding in the consolidated balance sheets and is being amortized over the term of the Term Facility.

For the year ended December 31, 2016, the Company recognized contractual interest expense and amortization of deferred financing costs of $10.2 million and $1.6 million, respectively.

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of the Company and its subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, payment of dividends, transfer or sell assets and make restricted payments. These covenants are subject to a number of limitations and exceptions set forth in the Credit Agreement. The Company is in compliance with these covenants as of December 31, 2016.

12. Segment and Geographic Information

Operating segments are based on components of the Company that engage in business activity that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by the Company’s chief operating decision maker, or CODM, to make decisions about resource allocation and performance and (b) for which discrete financial information is available. The Company manages and operates as one reportable segment. The closing of the acquisition of QLogic did not change the Company’s reportable segment as management views and operates the combined companies as one reportable segment. The Company implemented a plan developed prior to the completion of the QLogic acquisition and began to immediately integrate QLogic into the Company’s existing operations, engineering groups, sales distribution networks and management structure. The Company’s net revenue consists primarily of the sale of semiconductor products and the Company also derives revenue from licensing software. The revenue from these sources is classified by the Company as product revenue. The Company also generates revenue from professional service arrangements which is categorized as service revenue. The total service revenue is less than 10% of the Company’s total net revenue for the years ended December 31, 2016, 2015 and 2014. The Company categorizes its net revenue in two different markets, (i) the enterprise, datacenter, and service provider markets; and (ii) broadband and consumer markets.

The net revenue by markets for the periods indicated was as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Enterprise, datacenter, and service provider markets	$568,812	$377,809	$341,056
Broadband and consumer markets	34,502	34,935	31,922
	$603,314	$412,744	$372,978

Revenues by geographic area are presented based upon the ship-to location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers.

Net revenues by geographic area are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
United States	$196,727	$128,431	$111,997
China	139,957	100,980	93,045
Korea	54,367	28,578	28,665
Taiwan	39,839	34,533	29,229
Mexico	28,563	34,452	27,184
Finland	38,768	38,283	44,976
Singapore	20,982	3,767	2,421
Malaysia	16,482	11,728	9,059
Other countries	67,629	31,992	26,402
Total	$603,314	$412,744	$372,978

The following table sets forth tangible long lived assets, which consist of property and equipment, net by geographic regions:

	As of December 31,
	2016	2015
	(in thousands)
United States	$115,328	$52,547
All other countries	35,534	12,130
Total	$150,862	$64,677

13. Commitments and Contingencies

The Company is not currently a party to any legal proceedings, the outcome of which, if determined adversely to the Company, would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expire on various dates ending in October 2025. Rent expense incurred under operating leases was $11.3 million, $8.0 million and $6.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

On November 18, 2016, the Company entered into a lease agreement to lease approximately 105,600 square feet in a building located in Irvine, California. The lease term is 8 years and is expected to commence in October 2017. This leased facility is for the relocation of QLogic employees from real property previously owned located in Aliso Viejo, California. As discussed in Note 5 of Notes to Consolidated Financial Statements, the Company completed the sale of the previously owned real property located in Aliso Viejo, California, which the Company leased back on a month-to-month basis.

The Company also has non-cancellable software and maintenance commitments which are generally billed on a quarterly basis. These commitments are included in the operating leases.

The Company acquired certain assets under capital lease and technology license obligations. The capital lease and technology license obligations include future cash payments payable primarily for license agreements with various outside vendors. For license agreements which qualify under capital lease and where installment payments extend beyond one year, the present value of the future installment payments are capitalized and included as part of intangible assets or property and equipment which is amortized over the estimated useful lives of the related licenses. In July 2016, the Company signed design kit license agreements with a third party vendor for an aggregate consideration of $9.0 million, payable in four equal installments. The first installment was due on the effective date of the agreement and the remaining installment payments are due in the succeeding quarters following the effective date. The aggregate total consideration was recorded as intangible assets which will be amortized over the term of the license and the related liability was recorded under capital lease and technology license obligations. In July and September 2016, the Company signed design tools purchase agreements with a third party vendor for an aggregate total consideration of $15.6 million, payable in equal quarterly installments up to May 2019. The present value of the aggregate total consideration was recorded as design tools under property and equipment which will be amortized over the term of the license and the related liability was recorded under capital lease and technology license obligations.

On September 27, 2016, the Company signed a new purchase agreement with a third party vendor for $31.5 million, payable in quarterly installments up to August 2019, in exchange for a three-year license to certain design tools effective October 1, 2016. This new purchase agreement replaced the purchase agreement entered into by the Company in October 2014 with the same third party company for $28.5 million in exchange for a three-year license to certain design tools. The present value of the aggregate total consideration was recorded as design tools under property and equipment which will be amortized over the term of the license and the related liability was recorded under capital lease and technology license obligations. As a result of the cancellation of the October 2014 purchase agreement in October 2016, the Company wrote-off the related design tools within property and equipment and the unpaid installment obligations under capital lease and technology license obligations.

Minimum commitments under non-cancelable operating and capital lease agreements as of December 31, 2016 are as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
2017	$26,919	$15,887	$42,806
2018	18,124	15,487	33,611
2019	10,643	14,569	25,212
2020	-	14,153	14,153
2021	-	13,110	13,110
2022 thereafter	-	20,011	20,011
	$55,686	$93,217	$148,903
Less: Interest component (3.75% annual rate)	2,273
Present value of minimum lease payment	53,413

Current portion of the obligations	$25,535
Long-term portion of obligations	$27,878

On January 31, 2017, the Company entered into a lease agreement to lease approximately 116,000 sq. ft. in a building located adjacent to the Company’s corporate headquarter in San Jose, California. The lease term is through July 2027 and the Company expects to occupy the building beginning October 2017.

QLogic Manufacturing Rights Buy-outs

The Company exercised non-cancellable options to purchase the manufacturing rights from a QLogic application specific integrated circuit, or ASIC, vendor effective at the closing of the acquisition of QLogic for certain QLogic ASIC products and on November 1, 2016 for certain other QLogic ASIC products. In consideration for the exercise of the manufacturing rights, the Company paid an aggregate of $55.0 million in September 2016. In addition, the Company paid a one-time royalty buy-out fee of $10.0 million for certain QLogic ASIC products.

On September 29, 2016, the Company entered into an ownership transfer and manufacturing rights agreement with another QLogic third party ASIC vendor to acquire manufacturing rights and relieve the Company from future royalty obligations related to certain ASIC products. In consideration for this, the Company agreed to pay a total of $10.0 million. Subject to the terms of the agreement, the Company paid $7.5 million on the effective date of the agreement and the remaining $2.5 million was placed in escrow in November 2016, to be released on the earlier of (i) receipt of the validation notice that the related ASIC product has been put into production by the Company and (ii) transfer of specified assets to a third party vendor approved by the Company. The amount placed in escrow was classified within prepaid expense and other current assets on the consolidated balance sheets as of December 31, 2016.

The Company determined that the total consideration amounting to $75.0 million as discussed above, pertained to the use of technologies and the cost associated with cancelling the exclusive rights to manufacture the related products. The Company estimated the components of the total consideration attributable to the use of technologies and the cost to cancel the exclusive manufacturing rights using market-based fair value estimation. The fair value estimation was determined based on inputs that are unobservable and significant to the overall fair value measurement. It was also based on estimates and assumptions made by management. As such this was classified as Level 3 fair value hierarchy measurements and disclosures. Based on the analysis, the Company attributed $42.8 million of the total consideration to the use of the related technologies in future periods and recorded this amount as an intangible asset in the consolidated balance sheets as of December 31, 2016 and the remaining balance of $32.2 million was attributed to the cost of cancelling the exclusive rights to manufacture the related products and was recorded as cost of revenue in the consolidated statements of operations in the year ended December 31, 2016.

Xpliant Manufacturing Rights Buy-out

On March 30, 2015, Xpliant exercised its option to purchase the manufacturing rights to accelerate the takeover of manufacturing, and to relieve Xpliant from any further obligation to purchase product quantities from an Xpliant ASIC vendor. In consideration for this, Xpliant agreed to pay a $7.5 million manufacturing rights licensing fee and a per-unit royalty fee for certain ASIC products sold to certain customers for a limited time. The manufacturing rights licensing fee was payable in four equal quarterly payments, with the first installment payment due on April 29, 2015 and each of the subsequent three installment payments were due on the first day of the following calendar quarter. Considering the terms of the purchase of the manufacturing rights and the stage of development of the related ASIC products covered by the manufacturing rights, the Company recorded the full amount of the manufacturing rights licensing fee within research and development expense on the consolidated statement of operations in the first quarter of 2015 and the related liability was recorded within other accrued expenses and other current liabilities on the consolidated balance sheets. In 2015, the Company settled three installments due. The final installment payment was made in the first quarter of 2016.

Selected Quarterly Consolidated Financial Data (Unaudited)

The following table summarizes certain unaudited quarterly financial information in each of the quarters in 2016 and 2015. The quarterly data have been prepared on the same basis as the audited consolidated financial statements. This should be read together with the consolidated financial statements and related notes included elsewhere in this Annual Report.

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Fiscal 2016	(in thousands, except per share data)
Revenue	$226,151	$168,123	$107,158	$101,882
Gross Profit	98,225	47,414	71,659	68,016
Loss from operations	(29,146)	(94,242)	(6,801)	(3,364)

Loss before provision for income taxes	$(37,061)	$(98,456)	$(7,137)	$(3,558)
Provision for (benefit from) income taxes	84,539	(84,090)	273	275
Net loss	$(121,600)	$(14,366)	$(7,410)	$(3,833)
Net loss per common share, basic	$(1.82)	$(0.23)	$(0.13)	$(0.07)
Net loss per common share, diluted	$(1.82)	$(0.23)	$(0.13)	$(0.07)

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Fiscal 2015	(in thousands, except per share data)
Revenue	$100,942	$105,063	$104,961	$101,778
Gross Profit	66,850	68,860	67,288	65,979
Income (loss) from operations	(311)	4,971	(5,273)	(13,114)

Income (loss) before income taxes	$(676)	$4,582	$(5,694)	$(13,590)
Provision for income taxes	354	366	661	301
Net income (loss)	$(1,030)	$4,216	$(6,355)	$(13,891)
Net income (loss) per common share, basic	$(0.02)	$0.08	$(0.11)	$(0.25)
Net income (loss) per common share, diluted	$(0.02)	$0.07	$(0.11)	$(0.25)

(1)

Cost of revenue for the quarter ended December 31, 2016 includes charges of $12.6 million for the purchase accounting effect on inventory and amortization of acquired intangible assets of $27.1 million.

(2)

Cost of revenue for the quarter ended September 30, 2016 included charges of $37.1 million related to the QLogic manufacturing rights buy-out, purchase accounting effect on inventory of $7.3 million and amortization of acquired intangible assets of $12.7 million.

(3)

Sales, general and administrative expense for the quarter ended September 30, 2016 included stock-based compensation expense related to QLogic employees with change in control provisions of $15.6 million, acquisition and integration costs of $13.4 million and restructuring, severance and other employment charges of $12.0 million related to the QLogic acquisition.

(4)

Benefit from income taxes for the quarter ended September 30, 2016 included a tax benefit from the partial release of the valuation allowance on net deferred tax assets of $82.9 million. As a result of the QLogic acquisition, a net deferred tax liability was recorded due to the book-tax basis difference mainly related to purchased intangibles. This net deferred tax liability provided an additional source of income to support the realizability of the Company’s pre-existing deferred tax assets which resulted in the partial release of its valuation allowance.

(5)

Provision for income taxes for the quarter ended December 31, 2016 included tax expense due to the reversal of the partial release of the valuation allowance on net deferred tax assets recorded in the quarter ended September 30, 2016 as discussed above. During the fourth quarter of 2016, the Company was able to assess and measure an additional deferred tax asset that existed as of the acquisition date of QLogic. Due to the identification of this additional deferred tax asset, the Company made adjustments to certain tax balances including the reversal of the partial release of the valuation allowance recorded in the third quarter of 2016.

(6)	Research and development expense for the quarter ended March 31, 2015 included a charge of $7.5 million related to the Xpliant manufacturing rights buy-out.

Schedule II - Valuation and Qualifying Accounts

	Balance at beginning of period	Additions	Deductions	Balance at end of period
	(in thousands)
Year ended December 31, 2016
Allowance for doubtful accounts	$24	$28	$(28)	$24
Allowance for customer returns	1,444	7,789	(5,127)	4,106
Income tax valuation allowance	127,328	188,587	-	315,915

Year ended December 31, 2015
Allowance for doubtful accounts	$24	$-	$-	$24
Allowance for customer returns	1,118	4,513	(4,187)	1,444
Income tax valuation allowance	105,638	21,690	-	127,328

Year ended December 31, 2014
Allowance for doubtful accounts	$24	$1	$(1)	$24
Allowance for customer returns	909	3,716	(3,507)	1,118
Income tax valuation allowance	79,928	25,710	-	105,638

All other schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements of the registrant or related notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the assessment by our management, it was determined that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2016. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 did not include the internal control of QLogic because it was acquired in a business combination in August 2016. SEC guidance provides that an assessment of a recently acquired business may be omitted in management’s report on internal control over financial reporting in the year of the acquisition. QLogic constituted approximately 18% of our total assets as of December 31, 2016 and approximately 26% of total revenues for the year ended December 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended) during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2017 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

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

The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 and our code of ethics may be found in the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal 1 - Election of Directors - Code of Conduct,” respectively, appearing in the Proxy Statement. Such information is incorporated herein by reference.

We have adopted the Cavium, Inc. Code of Conduct that applies to all officers, directors and employees. The Code of Conduct is available on our website at http://investor.cavium.com. If we make any substantive amendments to the Code of Conduct or grant any waivers from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Item 11. Executive Compensation.

The information required by this item is included in our proxy statement for our 2017 annual meeting of stockholders under the sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item relating to security ownership of certain beneficial owners and management is included in our proxy statement for our 2017 annual meeting of stockholders under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The information required by this item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the proxy statement for our 2017 annual meeting of stockholders under the section entitled “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included in our proxy statement for our 2017 annual meeting of stockholders under the sections entitled “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the information included in our proxy statement for our 2017 annual meeting of stockholders under the proposal entitled “Ratification of Selection of Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

Index to Consolidated Financial Statements

a. The following documents are filed as part of this report:

1.	Financial Statements:	50
	See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
2.	Financial Statement Schedule:	84
	Schedule II - Valuation and Qualifying Accounts
3.	Exhibits:	89
	The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2017.

Cavium, Inc.
By	/s/ Syed Ali
Syed Ali
President and Chief Executive Officer
By	/s/ Arthur Chadwick
Arthur Chadwick
Chief Financial Officer, Vice President of Finance and Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Syed Ali	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2017
Syed Ali
/s/ Arthur Chadwick	Chief Financial Officer, Vice President of Finance and Administration (Principal Financial and Accounting Officer)	February 28, 2017
Arthur Chadwick
/s/ Brad Buss	Director	February 28, 2017
Brad Buss
/s/ Edward Frank	Director	February 28, 2017
Edward Frank
/s/ Sanjay Mehrotra	Director	February 28, 2017
Sanjay Mehrotra
/s/ Madhav Rajan	Director	February 28, 2017
Madhav Rajan
/s/ C.N. Reddy	Director	February 28, 2017
C.N. Reddy
/s/ Anthony Thornley	Director	February 28, 2017
Anthony Thornley

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
2.1**	Agreement and Plan of Merger and Reorganization between the Registrant, Quasar Acquisition Corporation and QLogic Corporation, dated June 15, 2016	8-K	001-33435	2.1	6/15/2016

2.2**	Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated July 30, 2014	10-Q	001-33435	2.1	8/1/2014

2.3**	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated October 8, 2014	10-Q	001-33435	2.2	10/31/2014

2.4**	Amendment No. 2 to the Agreement and Plan of Merger and Reorganization between the Registrant, Cavium Semiconductor Corporation, Cavium Networks LLC, and Xpliant, Inc. dated March 31, 2015	8-K	001-33435	2.1	4/3/2015

2.5**	Asset Purchase Agreement, by and between QLogic Corporation and Intel Corporation, dated as of January 20, 2012	8-K	000-23298	2.1	1/25/2012

2.6**	Asset Purchase Agreement, by and between QLogic Corporation and Broadcom Corporation, dated as of February 18, 2014	8-K	000-23298	2.1	3/13/2014

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-33435	3.2	6/20/2011

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-140660	3.5	4/13/2007

4.1	Reference is made to exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate	S-1/A	333-140660	4.2	4/24/2007

10.1	Form of Indemnity Agreement	10-Q	001-33435	10.1	4/29/2016

10.2†	QLogic Corporation 2005 Performance Incentive Plan	10-Q	001-33435	10.1	11/7/2016

10.3†	Form of Option Grant Notice and Option Agreement under QLogic 2005 Performance Incentive Plan	10-Q	001-33435	10.2	11/7/2016

10.4†	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under QLogic 2005 Performance Incentive Plan	10-Q	001-33435	10.3	11/7/2016

10.5†	2016 Equity Incentive Plan	8-K	001-33435	10.1	6/15/16

10.6†	Form of Option Grant Notice and Option Agreement under 2016 Equity Incentive Plan	10-Q	001-33435	10.4	11/7/2016

10.7†	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan	10-Q	001-33435	10.5	11/7/2016

10.8†	2001 Stock Incentive Plan and forms of agreements thereunder	S-1	333-140660	10.2	2/13/2007

10.9†	Amended 2007 Equity Incentive Plan	10-Q	001-33435	10.1	5/2/2014

10.10†	Form of Option Agreement under 2007 Equity Incentive Plan	10-Q	001-33435	10.24	5/2/2008

10.11†	Form of Option Grant Notice and Form of Exercise Notice under 2007 Equity Incentive Plan	S-1	333-140660	10.4	2/13/2007

10.12†	Form of Restricted Stock Unit Grant Notice under 2007 Equity Incentive Plan	10-Q	001-33435	10.25	8/8/2008

10.13†	Executive Employment Agreement, dated January 2, 2001, between the Registrant and Syed Ali	S-1	333-140660	10.5	2/13/2007

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
10.14†	Amendment to Executive Employment Agreement, dated December 24, 2008, between the Registrant and Syed Ali	10-K	001-33435	10.9	3/2/2009

10.15†	Employment Offer Letter, dated December 27, 2004, between the Registrant and Arthur Chadwick	S-1	333-140660	10.6	2/13/2007

10.16†	Employment Offer Letter, dated January 22, 2001, between the Registrant and Anil Jain	S-1	333-140660	10.7	2/13/2007

10.17†	Amendment to Offer Letter, dated December 24, 2008, between the Registrant and Anil Jain	10-K	001-33435	10.12	3/2/2009

10.18†	Letter Agreement, dated September 1, 2006, between the Registrant and Anthony Thornley	S-1	333-140660	10.10	2/13/2007

10.19†	Letter Agreement, dated July 15, 2009, between the Registrant and Sanjay Mehrotra	8-K	001-33435	10.1	7/24/2009

10.20†	Employment Offer Letter, dated February 11, 2011, between the Registrant and Vincent Pangrazio	10-Q	001-33435	10.1	5/6/2011

10.21†	Letter Agreement, dated March 22, 2013, between the Registrant and Madhav Rajan	10-Q	001-33435	10.2	5/6/2013

10.22†	Letter Agreement, dated July 22, 2016, between the Registrant and Brad Bass	8-K	001-33435	10.1	7/26/2016

10.23†	Letter Agreement, dated July 22, 2016, between the Registrant and Dr. Edward Frank	8-K	001-33435	10.2	7/26/2016

10.24†	Employment Agreement, dated July 22, 2016, between the Registrant and Muhammad Raghib Hussain	8-K	001-33435	10.4	7/26/2016

10.25#	Master Technology License Agreement, dated December 30, 2003, between the Registrant and MIPS Technologies, Inc.	S-1/A	333-140660	10.21	4/6/2007

10.26#	MIPS Core Technology Schedule, dated as of September 29, 2010, by and among the Registrant and MIPS Technologies, Inc.	10-Q	001-33435	10.1	10/29/2010

10.27	Lease Agreement dated March 17, 2011, between the Registrant and SI 37, LLC	8-K	001-33435	10.1	3/1/2011

10.28	Lease Agreement dated November 1, 2013, between the Registrant and SI 37, LLC	10-Q	001-33435	10.1	11/4/2013

10.29	First Amendment to Lease Agreement dated November 1, 2013, between the Registrant and SI 37, LLC	10-Q	001-33435	10.2	11/4/2013

10.30†	Non-employee Director Compensation Plan	10-Q	001-33435	10.2	8/8/2016

10.31	Credit Agreement, dated as of August 16, 2016, among Cavium, Inc., the Lender’s Party Hereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and as Sole Lead Arranger and Sole Bookrunner	8-K	001-33435	10.1	8/16/2016

10.32†*	2017 Executive Officer Salaries

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
31.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

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
**

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