Form 10-Q
period 2017-03-31
CAVIUM, INC.
filed 2017-05-01
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	(Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of April 25, 2017 was: 67,881,144

CAVIUM, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of March 31, 2017	As of December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$132,409	$221,439
Accounts receivable, net of allowances of $2,077 and $4,130, respectively	136,510	125,728
Inventories	100,467	119,692
Prepaid expenses and other current assets	22,461	22,259
Total current assets	391,847	489,118
Property and equipment, net	152,690	150,862
Intangible assets, net	740,004	764,885
Goodwill	241,067	241,067
Other assets	5,559	4,599
Total assets	$1,531,167	$1,650,531

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable	$68,772	$65,456
Accrued expenses and other current liabilities	54,704	64,967
Deferred revenue	8,213	8,412
Current portion of long-term debt	3,249	3,865
Capital lease and technology license obligations	21,402	25,535
Total current liabilities	156,340	168,235
Long-term debt	593,880	675,414
Capital lease and technology license obligations, net of current portion	24,929	27,878
Deferred tax liability	19,314	18,774
Other non-current liabilities	17,735	18,386
Total liabilities	812,198	908,687

Commitments and contingencies (Note 11)

Stockholders' equity
Common stock, par value $0.001:
200,000,000 shares authorized; 67,881,144 and 67,181,634 shares issued and outstanding, respectively	68	67
Additional paid-in capital	1,106,649	1,079,043
Accumulated deficit	(388,016)	(336,621)
Accumulated other comprehensive income (loss)	268	(645)
Total stockholders' equity	718,969	741,844
Total liabilities and stockholders' equity	$1,531,167	$1,650,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Net revenue	$229,577	$101,882
Cost of revenue	137,454	33,866
Gross profit	92,123	68,016
Operating expenses:
Research and development	90,713	50,455
Sales, general and administrative	40,397	20,925
Total operating expenses	131,110	71,380
Loss from operations	(38,987)	(3,364)
Other income (expense), net:
Interest expense	(10,124)	(208)
Other, net	(133)	14
Total other expense, net	(10,257)	(194)
Loss before income taxes	(49,244)	(3,558)
Provision for income taxes	1,279	275
Net loss	$(50,523)	$(3,833)

Earnings per share:
Net loss per common share, basic	$(0.75)	$(0.07)
Shares used in computing basic net loss per common share	67,640	56,932
Net loss per common share, diluted	$(0.75)	$(0.07)
Shares used in computing diluted net loss per common share	67,640	56,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(50,523)	$(3,833)
Foreign currency translation adjustments	913	-
Comprehensive loss	$(49,610)	$(3,833)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(50,523)	$(3,833)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	23,795	13,393
Depreciation and amortization	52,237	11,384
Deferred income taxes	531	365
Amortization of deferred debt financing costs	3,849	-
Loss on disposal of property and equipment	109	-
Changes in assets and liabilities:
Accounts receivable, net	(10,782)	(10,852)
Inventories	19,323	(1,024)
Prepaid expenses, other current and non-current assets	(3,332)	1,982
Accounts payable	(1,481)	(5,489)
Deferred revenue	(199)	109
Accrued expenses, other current and non-current liabilities	(8,412)	(1,173)
Net cash provided by operating activities	25,115	4,862

Cash flows from investing activities:
Purchases of property and equipment	(18,111)	(5,026)
Purchases of intangible assets	(3,094)	(3,731)
Net cash used in investing activities	(21,205)	(8,757)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	2,843	5,126
Principal payment of capital lease and technology license obligations	(9,783)	(6,248)
Principal payment of debt	(86,000)	-
Net cash used in financing activities	(92,940)	(1,122)

Net decrease in cash and cash equivalents	(89,030)	(5,017)
Cash and cash equivalents, beginning of period	221,439	134,646
Cash and cash equivalents, end of period	$132,409	$129,629

Supplemental disclosure of cash flows from investing activities:
Property and equipment and intangible assets acquired included in accounts payable, other accrued expense and other current liabilities	$10,776	$5,932

Supplemental disclosure of cash flows from financing activities:
Property and equipment and intangible assets acquired included in capital lease and technology license obligations	$2,701	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

Organization

Cavium, Inc., (the “Company”), was incorporated in the state of California in November 2000 and was reincorporated in the state of Delaware in February 2007. The Company designs, develops and markets semiconductor processors that enable intelligent processing for wired and wireless infrastructure and cloud for networking, communications, storage and security applications.

On August 16, 2016, the Company completed the acquisition of QLogic Corporation (“QLogic”). The QLogic products consist primarily of connectivity products including adapters and application-specific integrated circuits (ASICs) that facilitate the rapid transfer of data and enable efficient resource sharing between servers, networks and storage. The QLogic products are based primarily on Fibre Channel and Ethernet technologies and are used in conjunction with storage networks, data networks and converged networks. See Note 2 for further discussion regarding the Company’s acquisition of QLogic.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Cavium, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America, or US GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. For further information, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K (File No. 001-33435) for the year ended December 31, 2016 filed with the SEC on February 28, 2017.

The condensed consolidated financial statements contain all normal recurring adjustments that, in the opinion of management, are necessary to state fairly the Company’s condensed consolidated financial position as of March 31, 2017, and the condensed consolidated results of its operations for the three months ended March 31, 2017 and 2016, and condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by US GAAP.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There had been no changes to these accounting policies except for the recently adopted accounting guidance on stock-based compensation as discussed below.

Recently Adopted Accounting Standard

Effective January 1, 2017, the Company adopted the updated guidance on stock-based compensation issued by the Financial Accounting Standards Board, or FASB, in March 2016. Under the new guidance, all excess tax benefits and tax deficiencies will be recognized in the income statement as they occur. This replaced the previous guidance, which requires tax benefits that exceed compensation cost (windfalls) to be recognized in equity. It also eliminates the need to maintain a “windfall pool,” and removes the requirement to delay recognizing a windfall until it reduces current taxes payable. Upon adoption of this new guidance, in the first quarter of 2017, the Company recognized deferred tax assets of $101.7 million for the excess tax benefits that arose directly from tax deductions related to equity compensation greater than the amounts recognized for financial reporting and also recognized an increase of an equal amount in the valuation allowance against those deferred tax assets. Under the amended guidance, companies will be able to make an accounting policy election to either continue to estimate forfeitures or account for forfeitures as they occur. Upon adoption, the Company elected to account for forfeitures when they occur, on a modified retrospective basis. The new guidance also changed the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes. Further, following the adoption of this updated guidance, there will be additional dilutive effects in earnings per share calculations because there will no longer be excess tax benefits recognized in additional paid in capital. The adoption of this updated guidance did not have a material impact on the Company’s consolidated financial statements.

Update to Recently Issued Accounting Standards Not Yet Effective

The FASB issued accounting standard updates that create a single source of revenue guidance under U.S. GAAP for all companies, in all industries, effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company intends to adopt this standard effective January 1, 2018 using the modified retrospective approach. While the Company is still finalizing its analysis to quantify the adoption impact of the provisions of the new standard, the Company does not expect it to have a material impact on its consolidated financial statements. As the Company continues its assessment of the impact of the new guidance on its various arrangements with customers and finalizes its evaluation of any changes to its accounting policies and disclosures, the Company may identify additional areas of impact as well as revise the results of its preliminary assessment.

In January 2017, the FASB issued an update to the guidance to simplify the measurement of goodwill by eliminating the Step 2 impairment test. The update is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company is currently assessing the impact of this new guidance.

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

In October 2016, the FASB issued an update to the guidance on income taxes. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.

In August 2016, the FASB issued new guidance on cash flow classification of certain cash receipts and cash payments. This new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods during the annual period and require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Early adoption is permitted. The Company will present its statement of cash flows in accordance with this guidance subsequent to adoption.

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

In January 2016, the FASB issued updated guidance on Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this updated guidance are effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The adoption of this updated guidance is not expected to have a material effect on the Company’s consolidated financial statements and related disclosures.

2. Business Combination

QLogic Corporation

On August 16, 2016, pursuant to the terms of an Agreement and Plan of Merger dated June 15, 2016, by and among the Company, Quasar Acquisition Corp. (a wholly owned subsidiary of the Company) and QLogic (the “QLogic merger agreement”), the Company acquired all outstanding shares of common stock of QLogic (the “QLogic shares”) pursuant to an exchange offer for a total acquisition consideration of $1,379.5 million consisting of $938.9 million in cash and $440.6 million in equity, followed by a merger.

The Company allocated the acquisition consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The purchase price allocation presented below is preliminary, primarily with respect to tax contingency matters. The Company continues to reevaluate the items with any adjustments to its preliminary estimates being recognized as goodwill provided that it is within the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes to the preliminary purchase price allocation may be material. There was no change in the preliminary purchase price allocation during the three months ended March 31, 2017 from the amounts reported in the Company’s December 31, 2016 Annual Report on Form 10-K.

The preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$365,065
Marketable securities	375
Accounts receivable	65,576
Inventories	63,300
Prepaid expense and other current assets	8,274
Property and equipment	81,890
Intangible assets	721,700
Other assets	1,559
Goodwill	169,589
Accounts payable	(41,776)
Accrued expense and other current liabilities	(21,884)
Deferred revenue	(603)
Deferred tax liability	(17,237)
Other non-current liabilities	(16,335)
Total acquisition consideration	$1,379,493

The valuation of identifiable intangible assets and their estimated useful lives are as follows:

	Preliminary Estimated Asset Fair Value	Weighted Average Useful Life (Years)
	(in thousands, except for useful life)
Existing and core technology	$578,400	6
In process research and development ("IPR&D")	78,900	n/a
Customer relationships	51,100	10
Tradename and trademark	13,300	5
	$721,700

The IPR&D consists of two projects relating to the development of process technologies to manufacture next generation Fibre Channel and Ethernet products. The projects are estimated to be completed in fiscal years 2017 and 2019 for the related Ethernet and Fibre Channel products, respectively. The IPR&D are accounted for as an indefinite-lived intangible asset until the underlying projects are completed or abandoned. The IPR&D will not be amortized until the completion of the related products which is determined by when the underlying projects reached technological feasibility. Upon completion, the IPR&D will be amortized over its estimated useful life; useful lives for IPR&D are expected to range between 5 to 6 years.

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

The following supplemental pro forma financial information summarizes the results of operations for the period presented, as if the acquisition was completed on January 1, 2015. The supplemental pro forma information reports actual operating results, adjusted to include the pro forma effect of certain fair value adjustments for acquired items, such as the amortization of identifiable intangible assets and depreciation of property and equipment. It also includes pro forma adjustments for share-based compensation expense related to replacement equity awards, interest expense on debt and amortization of deferred financing costs.

The supplemental pro forma financial information for the periods presented is as follows (in thousands, except per share data):

Three Months Ended March 31, 2016
Pro forma net revenue	$221,306
Pro forma net loss	(13,032)
Pro forma net loss per share, basic	$(0.20)
Pro forma net loss per share, diluted	(0.20)

3. Net Loss Per Common Share

The following outstanding options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Options to purchase common stock	1,232	1,472
Restricted stock units	4,367	2,947

4. Fair Value Measurements

As of March 31, 2017 and December 31, 2016, the Company’s cash equivalents comprised of an investment in a money market fund. In accordance with the guidance for fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund as Level 1, which approximated $13.9 million and $61.4 million as of March 31, 2017 and December 31, 2016, respectively. The carrying amount of the Company’s accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short term maturities.

There are no other financial assets and liabilities, except those disclosed in Note 10 of Notes to Condensed Consolidated Financial Statements that require Level 2 or Level 3 fair value hierarchy measurements and disclosures.

5. Balance Sheet Components

Inventories

	As of March 31, 2017	As of December 31, 2016
	(in thousands)
Work-in-process	$67,333	$61,363
Finished goods	33,134	58,329
	$100,467	$119,692

Property and equipment, net

	As of March 31, 2017	As of December 31, 2016
	(in thousands)
Test equipment and mask costs	$150,449	$138,633
Software, design tools, computer and other equipment	92,641	87,648
Furniture, office equipment and leasehold improvements	15,660	12,927
Construction in progress	7,904	4,767
	266,654	243,975
Less: accumulated depreciation and amortization	(113,964)	(93,113)
	$152,690	$150,862

Depreciation and amortization expense was $20.8 million and $9.0 million for the three months ended March 31, 2017 and 2016, respectively.

The Company leases certain design tools under financing arrangements which are included in property and equipment. The total cost, net of accumulated amortization amounted to $44.7 million and $46.3 million at March 31, 2017 and December 31, 2016, respectively. Amortization expense related to assets recorded under financing arrangements was $4.3 million and $3.7 million for the three months ended March 31, 2017 and 2016, respectively.

Accrued expenses and other current liabilities

	As of March 31, 2017	As of December 31, 2016
	(in thousands)
Accrued compensation and related benefits	$20,111	$18,197
Deferred research and development costs	19,547	25,370
Other	15,046	21,400
	$54,704	$64,967

Assets written-down

The Company decided to rationalize certain product lines in March 2017. As a result, the Company wrote-down certain assets during the three months ended March 31, 2017 totaling $21.5 million which was recorded in the condensed consolidated statements of operations within cost of revenue of $20.5 million, research and development expense of $0.4 million and sales, general and administrative expense of $0.6 million. The assets written-down included inventories of $16.4 million, property and equipment of $4.5 million, and intangibles and other assets of $0.6 million.

6. Intangible Assets, Net

	As of March 31, 2017
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Existing and core technology - product	$620,110	$(101,961)	$518,149	5.38
Technology licenses	137,215	(53,803)	83,412	4.46
Customer contracts and relationships	53,315	(5,409)	47,906	9.37
Trade name	15,596	(3,959)	11,637	4.38
Total amortizable intangible assets	$826,236	$(165,132)	$661,104	4.94
IPR&D	78,900	-	78,900
Total intangible assets	$905,136	$(165,132)	$740,004

	As of December 31, 2016
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Existing and core technology - product	$620,110	$(78,017)	$542,093	5.63
Technology licenses	130,676	(48,225)	82,451	4.68
Customer contracts and relationships	53,315	(4,161)	49,154	9.62
Trade name	15,596	(3,309)	12,287	4.63
Total amortizable intangible assets	$819,697	$(133,712)	$685,985	5.18
IPR&D	78,900	-	78,900
Total intangible assets	$898,597	$(133,712)	$764,885

Amortization expense was $31.4 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively. The following table presents the estimated future amortization expense of amortizable intangible assets as of March 31, 2017 (in thousands):

2017	$95,052
2018	125,289
2019	122,799
2020	117,875
2021	110,252
2022 and thereafter	89,837
$661,104

7. Stockholders’ Equity

Equity Incentive Plans

The following table summarizes the stock option activity for the three months ended March 31, 2017:

	Number of Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2016	1,193,989	39.68
Options granted	145,099	65.80
Options exercised	(102,677)	27.69
Options cancelled and forfeited	(4,012)	8.60
Balance as of March 31, 2017	1,232,399	43.86

The estimated weighted-average grant date fair value of options granted for the three months ended March 31, 2017 and 2016 was $25.93 per share and $18.65 per share, respectively. The fair value of each option grant for the three months ended March 31, 2017 and 2016 were estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions below.

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	1.89%	1.11%
Expected life	5.31 years	4.96 years
Dividend yield	0%	0%
Volatility	40.84%	42.51%

As of March 31, 2017, there was $7.3 million of unrecognized compensation costs related to stock options granted. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.99 years.

The following table summarizes the restricted stock unit award, or RSU, activity for the three months ended March 31, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of December 31, 2016	4,119,319	51.98
Granted	882,295	65.41
Vested	(596,833)	48.64
Cancelled and forfeited	(38,111)	54.80
Balance as of March 31, 2017	4,366,670	55.13

Included in the RSU grants in the table above was one-year performance-based RSUs granted in February 2017. The Company determined that the fair value of these performance-based RSUs was $3.6 million. The Company recorded the related stock-based compensation expense based on its evaluation of the probability of achieving the milestones of all of the outstanding performance-based RSUs as of March 31, 2017. At each reporting period, the Company evaluates the probability of achieving the milestone of each of the outstanding performance-based RSUs and updates the recognition of related stock-based compensation expense.

The Company also granted a three-year vesting market-based RSU in February 2017 with grant date fair value of $3.1 million. This market-based RSU will vest if: (i) during the performance period, the Company’s total stockholder return is equal to or greater than that of the industry index set by the Compensation Committee of the Board of Directors; and (ii) the recipient remains in continuous service with the Company through such vesting period. The fair value of the market-based RSU was determined by management using the Monte Carlo simulation method which takes into account multiple input variables that determine the probability of satisfying the market conditions stipulated in the award. This method requires the input of assumptions, including the expected volatility of the Company’s common stock, and a risk-free interest rate, similar to assumptions used in determining the fair value of the stock option grants discussed above. The Company recorded the related stock-based compensation expense for the three months ended March 31, 2017 related to this grant.

As of March 31, 2017, there was $215.9 million of unrecognized compensation costs related to RSUs granted. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.65 years.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of revenue	$681	$183
Research and development	15,066	8,014
Sales, general and administrative	8,048	5,196
	$23,795	$13,393

The total stock-based compensation cost capitalized as part of inventory as of March 31, 2017 and December 31, 2016 was not material.

8. Income Taxes

The quarterly provision for (benefit from) income taxes is based on applying the estimated annual effective tax rate to the year to date pre-tax income (loss), plus any discrete items. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items.

The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Loss before income taxes	$(49,244)	$(3,558)
Provision for income taxes	1,279	275
Effective tax rate	(2.6)%	(7.7)%

The provision for income taxes for the three months ended March 31, 2017 and 2016 were primarily related to earnings in foreign jurisdictions. The difference between the provision for income taxes that would be derived by applying the statutory rate to the Company’s loss before income taxes and the provision for income taxes recorded for the three months ended March 31, 2017 and 2016 were primarily attributable to the difference in foreign tax rates and an increase in deferred tax liability related to the indefinite lived intangible assets.

The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. A full valuation allowance against the Company’s federal and state net deferred tax assets has been in place since 2012. The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance on its federal and state deferred tax assets as of March 31, 2017 and December 31, 2016.

9. Segment and Geographic Information

The Company manages and operates as one reportable segment. The Company categorizes its net revenue in the following different markets:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Enterprise, service provider, broadband and consumer markets	$177,888	$78,211
Datacenter market	51,689	23,671
	$229,577	$101,882

Revenues by geographic area are presented based upon the ship-to location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Net revenues by geographic area are as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
United States	$65,907	$33,466
China	50,890	23,733
Finland	12,438	16,563
Other countries	100,342	28,120
Total	$229,577	$101,882

The following table sets forth tangible long lived assets, which consist of property and equipment, net by geographic regions:

	As of March 31, 2017	As of December 31, 2016
	(in thousands)
United States	$114,197	$115,328
All other countries	38,493	35,534
Total	$152,690	$150,862

10. Debt

On August 16, 2016, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A. (“JPMCB”), as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (collectively, the “Lenders”). The Lenders provided (i) a $700.0 million six year term B loan facility (the “Initial Term B Loan Facility”) and (ii) a $50.0 million interim term loan facility (the “Interim Term Loan Facility”, (i) and (ii) together, the “Term Facility”) to finance the acquisition of QLogic and pay fees and expenses of such acquisition. The outstanding debt under the Term Facility are collateralized by a lien on substantially all of the Company’s assets. In October 2016, the Company paid the outstanding Interim Term Loan Facility.

The Initial Term B Loan Facility will mature on August 16, 2022 and requires quarterly principal payments commencing on December 31, 2016 equal to 0.25% of the aggregate original principal amount, with the balance payable at maturity (in each case subject to adjustment for prepayments). In January 2017, the Company made payments totaling $86.0 million towards the outstanding principal balance of the Initial Term B Loan Facility and recorded $2.5 million of amortization of the debt financing costs associated with these principal payments.

On March 20, 2017, the Company entered into an amendment to its Credit Agreement. The amendment provides for among other things, a reduction of the interest rate margin on the Company’s outstanding Initial Term B Loan Facility by 0.75% per annum, substantially all of which was treated as a debt modification. As such, the Company wrote-off an immaterial amount of the deferred financing costs associated with the extinguished portion of the debt and continues to amortize the remaining unamortized deferred financing costs over the remaining term of the Initial Term B Loan Facility.

As of March 31, 2017 and December 31, 2016, the carrying value of the Term Facility approximates the fair value. The Company classified this under Level 2 fair value measurement hierarchy as the borrowings are not actively traded and have variable interest structure based upon market rates currently available to the Company for debt with similar terms and maturities. The following table summarizes the outstanding borrowings from the Initial Term B Loan Facility as of the periods presented:

	As of March 31, 2017	As of December 31, 2016
	(in thousands)
Principal outstanding	$612,250	$698,250
Unamortized deferred financing costs	(15,121)	(18,971)
Principal outstanding, net of unamortized deferred financing costs	$597,129	$679,279

Current portion of long-term debt	$3,249	$3,865
Long-term debt	$593,880	$675,414

For the three months ended March 31, 2017, the Company recognized contractual interest expense and amortization of deferred financing costs of $5.9 million and $3.8 million, respectively.

As of March 31, 2017, the Company is in compliance with the covenants specified in the Credit Agreement.

11. Commitments and Contingencies

The Company is not currently a party to any legal proceedings, the outcome of which, if determined adversely to the Company, would have a material adverse effect on the condensed consolidated financial position, condensed results of operations or condensed cash flows of the Company.

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expire on various dates ending in October 2027. On January 31, 2017, the Company entered into a lease agreement to lease approximately 116,000 sq. ft. in a building located adjacent to the Company’s corporate headquarter in San Jose, California. The lease term is through July 2027 and the Company expects to occupy the building beginning October 2017. On March 24, 2017, the Company entered into an amendment to the lease agreement dated November 18, 2016 for a building located in Irvine, California to extend the lease term through October 2027. Rent expense incurred under operating leases was $4.3 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively.

The Company also has non-cancellable software and maintenance commitments which are generally billed on a quarterly basis. These commitments are included in the operating leases.

Minimum commitments under non-cancelable operating and capital lease agreements as of March 31, 2017 are as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
Remainder of 2017	$17,894	$12,391	$30,285
2018	19,307	17,420	36,727
2019	10,941	18,185	29,126
2020	-	17,868	17,868
2021	-	16,867	16,867
2022 thereafter	-	51,805	51,805
	$48,142	$134,536	$182,678
Less: Interest component (3.75% annual rate)	1,811
Present value of minimum lease payment	46,331

Current portion of the obligations	$21,402
Long-term portion of obligations	$24,929

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

OCTEON®, OCTEON Fusion-M®, OCTEON XL®, OCTEON TX™, LiquidIO®, LiquidSecurity ®, NITROX®, ThunderX®, ThunderX2™, Xpliant® and XPA® are trademarks or registered trademarks of Cavium, Inc. QLogic® and FastLinQ® are registered trademarks of our wholly-owned subsidiary, QLogic Corporation.

Overview

We are a provider of highly integrated semiconductor processors that enable intelligent processing for wired and wireless infrastructure and cloud for networking, communications, storage and security applications. We sell our products to networking original equipment manufacturers, or OEMs, that sell into the enterprise, datacenter, service provider, broadband and consumer markets. We also sell our products through channels, original design manufacturers, or ODMs, as well as direct sales to mega datacenters. Several of our products are systems on a chip, or SoCs, which incorporate single or multiple processor cores, a highly integrated architecture and customizable software that is based on a broad range of standard operating systems. We focus our resources on the design, sales and marketing of our products, and outsource the manufacturing of our products.

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

Since inception, we have invested heavily in new product development and our net revenue has grown from $7.4 million in 2004 to $603.3 million in 2016. We expect sales of our products for use in the enterprise, service provider and datacenter markets to continue to represent a significant portion of our revenue in the foreseeable future.

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

Business Combinations

Acquisition of QLogic Corporation

On August 16, 2016, pursuant to the terms of an Agreement and Plan of Merger dated June 15, 2016 by and among Cavium, Inc., QLogic Corporation and Quasar Acquisition Corp. (a wholly owned subsidiary of Cavium) (the “QLogic merger agreement”), we acquired all outstanding shares of common stock of QLogic pursuant to an exchange offer for $15.50 per share, comprised of $11.00 per share in cash and 0.098 of a share of our common stock for each outstanding share of common stock of QLogic followed by a merger. The acquisition was funded with a combination of existing cash and cash equivalents and proceeds from debt financing.

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

Results of Operations

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Three Months Ended March 31,
	2017	2016	Change	%
	(in thousands)
Net revenue	$229,577	$101,882	$127,695	125.3%
Cost of revenue	137,454	33,866	103,588	305.9%
Gross Profit	$92,123	$68,016	$24,107	35.4%
Gross Margin	40.1%	66.8%	-26.7%

Net Revenue. Our net revenue consists primarily of sales of our semiconductor products to original equipment manufacturers and their contract manufacturers and distributors. Initial sales of our products for a new design are usually made directly to providers of networking equipment as they design and develop their product. Once their design enters production, they often outsource their manufacturing to contract manufacturers that purchase our products directly from us or from our distributors. We price our products based on market and competitive conditions and periodically reduce the price of our products, as market and competitive conditions change, and as manufacturing costs are reduced. We do not experience different margins on direct sales to providers of networking equipment and indirect sales through contract manufacturers because in all cases we negotiate product pricing directly with the providers of networking equipment. To date, substantially all of our revenue has been denominated in United States dollars.

Three customers together accounted for 37.6% and two customers together accounted for 40.4% of our net revenue in the three months ended March 31, 2017 and 2016, respectively. No other customer accounted for more than 10.0% of our revenues in the three months ended March 31, 2017 and 2016.

We use distributors to support some of our sales logistics including importation and credit management. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our existing distributors. Accordingly, we recognize sales through existing distributors at the time of shipment, reduced by our estimate of expected returns. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to OEM production ramps or new customer demands. Total net revenue through distributors accounted for 19.8% and 36.4% in the three months ended March 31, 2017 and 2016, respectively.

The increase in net revenue in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was attributable mainly to the increases in sales in our enterprise, service provider, broadband and consumer markets of $99.7 million and increase in sales in our datacenter market of $28.0 million, primarily due to sales resulting from our acquisition of QLogic and the increase in demand for our products in those respective markets. The fluctuation in demand for our products in those respective markets was a result of the timing of our customers’ volume production of our design wins.

Our net revenue by markets for periods indicated was as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Enterprise, service provider, broadband and consumer markets	$177,888	$78,211
Datacenter market	51,689	23,671
	$229,577	$101,882

Revenues by geographic area are presented based upon the ship-to location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased our products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Net revenues by geographic area are as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
United States	$65,907	$33,466
China	50,890	23,733
Finland	12,438	16,563
Other countries	100,342	28,120
Total	$229,577	$101,882

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

We use third-party foundries and assembly and test contractors, which are primarily located in the Asia-Pacific region, to manufacture, assemble and test our semiconductor products. We currently outsource a substantial percentage of our integrated circuit wafer manufacturing to Global Foundries, Samsung Electronics and Taiwan Semiconductor Manufacturing Company. We also outsource the sort, assembly, final testing and other processing of our product to third-party contractors, primarily ASE Electronics in Taiwan, Malaysia and Singapore, as well as ISE Labs, Inc., in the United States. We negotiate wafer fabrication on a purchase order basis. There are no long-term agreements with any of these foundries, assembly, test or processing third-party contractors. For our board products, we use third-party contract manufacturers, primarily Venture Corporation Ltd. and Gigabyte Technology Co., Ltd., for material procurement, assembly, test and inspection in a turnkey model, prior to shipment to our customers. These contract manufacturers are primarily located outside the United States. To the extent that we rely on these contract manufacturers, we are not able to directly control product delivery schedules and quality assurance. A significant disruption in the operations of one or more of these third-party contractors would impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition and results of operations.

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

Cost of revenue includes amortized cost of certain identifiable intangible assets from our business acquisitions to the extent those identifiable intangible assets are directly associated with cost of revenue. The total amortization expense from identifiable intangible assets acquired from business acquisitions included in the cost of revenue was $27.1 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. The increased total amortization expense included in the cost of revenue was mainly due to the identifiable intangible assets acquired from the QLogic acquisition.

Gross profit increased by $24.1 million or 35.4% in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 mainly due to the increase in revenue, partially offset by the additional cost of revenue associated with the amortization of acquired intangible assets from QLogic of $27.1 million, manufacturing profit in acquired inventory of $1.5 million and write-down of assets associated with rationalization of certain product lines of $20.5 million recognized in the three months ended March 31, 2017. Gross margin decreased 26.7 percentage points from 66.8% in the three months ended March 31, 2016 to 40.1% in the three months ended March 31, 2017. Absent of the additional charges to cost of revenue as discussed above, gross margin in the three months ended March 31, 2017 was 61.5%. In addition to the charges to cost of revenue discussed above, the decrease in gross margin in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was impacted by a shift of product sales mix. Generally, higher performance products yield higher gross margins compared to our lower performance products.

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

	Three Months Ended March 31,
	2017	2016	Change	%
	(in thousands)
Research and development expenses	$90,713	$50,455	$40,258	79.8%
Percent of total net revenue	39.5%	49.5%	-10.0%

The overall increase in research and development expenses in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily attributable to the acquisition of QLogic. Salaries and employee benefits increased by $21.1 million mainly as a result of the increase in headcount. Stock-based compensation and related taxes also increased by $7.4 million due to the increase in headcount and the incremental stock-compensation expense from the assumed QLogic awards. Depreciation and amortization expense also increased by $5.2 million due to additional property and equipment and intangible assets used for research and development acquired from third-party companies and from the acquisition of QLogic. The outsourced engineering services increased by $3.7 million and other miscellaneous research and development increased by $2.9 million due to the timing of our research and development work for our other new product families and the timing of the recognition of development funding credits. Research and development headcount was 1,363 at March 31, 2017 compared to 781 at March 31, 2016.

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

	Three Months Ended March 31,
	2017	2016	Change	%
	(in thousands)
Sales, general and administrative expenses	$40,397	$20,925	$19,472	93.1%
Percent of total net revenue	17.6%	20.5%	-2.9%

The overall increase in sales, general and administrative expenses in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily attributable to the acquisition of QLogic. Salaries and employee benefits increased by $7.5 million mainly as a result of the increase in headcount. Stock-based compensation and related taxes also increased by $2.8 million due to the increase in total headcount and due to the incremental stock-compensation expense from the assumed QLogic awards.  Outside services increased by $3.5 million mainly due to the integration costs incurred related to the acquisition of QLogic. Depreciation and amortization expense also increased by $2.8 million due to various property and equipment additions. Facilities, marketing and other miscellaneous sales, general and administrative expenses combined increased by $2.9 million as a result of an increase in headcount and increase in marketing related activities. Sales, general and administrative headcount was 412 at March 31, 2017 compared to 195 at March 31, 2016.

Other Expense, net. Other expense, net primarily includes interest expense associated with the debt, notes payable and capital lease and technology license obligations, amortization of deferred financing costs, interest income on cash and cash equivalents and foreign currency gains and losses. Total other expense, net for the periods presented were:

	Three Months Ended March 31,
	2017	2016	Change	%
	(in thousands)
Interest expense	$(10,124)	$(208)	$(9,916)	4767.3%
Other, net	(133)	14	(147)	-1050.0%
Total other expense, net	$(10,257)	$(194)	$(10,063)	5187.1%

The increase in other expense, net in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was mainly due to the increase in interest expense associated with the debt and amortization of deferred financing costs.

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

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Loss before income taxes	$(49,244)	$(3,558)	$(45,686)	1284.0%
Provision for income taxes	1,279	275	1,004	365.1%
Effective tax rate	(2.6)%	(7.7)%	5.1%

The provision for income taxes for the three months ended March 31, 2017 and 2016 was primarily related to earnings in foreign jurisdictions. The difference between the provision for income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision for income taxes recorded in the three months ended March 31, 2017 and 2016 were primarily attributable to the difference in foreign tax rates and an increase in deferred tax liability related to the indefinite lived intangible assets.

Liquidity and Capital Resources

Following is a summary of our working capital, cash and cash equivalents as of the periods presented:

	As of March 31, 2017	As of December 31, 2016
	(in thousands)
Working capital	$235,507	$320,883
Cash and cash equivalents	132,409	221,439

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Three Months Ended December 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$25,115	$4,862
Net cash used in investing activities	(21,205)	(8,757)
Net cash used in financing activities	(92,940)	(1,122)

Cash Flows from Operating Activities

Net cash flows from operating activities increased by $20.3 million from net cash provided by operating activities of $4.9 million in the three months ended March 31, 2016 compared to net cash provided by operating activities of $25.1 million in the three months ended March 31, 2017. Total cash inflow from operations after adjustments of certain non-cash items in the three months ended March 31, 2017 and 2016 was $30.0 million and $21.3 million, respectively. The increase was primarily due to higher operating income as a result of the increase in revenue. Changes in assets and liabilities resulted in net cash outflow of $4.9 million in the three months ended March 31, 2017 compared to $16.4 million in the three months ended March 31, 2016. The significant changes in assets and liabilities in the three months ended March 31, 2017 were lower inventories mainly due to the $16.4 million write-down resulting from the rationalization of certain product lines, higher accounts receivable resulting from the timing of shipments to customers and lower accounts payable and other current liabilities due to the timing of payments to vendors. The significant changes in assets and liabilities in the three months ended March 31, 2016 were higher accounts receivable resulting from the timing of shipments to customers and lower accounts payable and other current liabilities due to the timing of payments to vendors.

Cash Flows from Investing Activities

Net cash used in investing activities in the three months ended March 31, 2017 was $21.2 million compared to $8.8 million in the three months ended March 31, 2016. Net cash used in investing activities in the three months ended March 31, 2017 resulted from the cash payments for the purchases of property and equipment of $18.1 million and intangible assets of $3.1 million. Net cash used in investing activities in the three months ended March 31, 2016 resulted from the cash payments made to purchase property of $5.0 million and equipment and intangible assets of $3.7 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 was $92.9 million compared to $1.1 million in the three months ended March 31, 2016. The cash flow used in financing activities in the three months ended March 31, 2017 was due to the principal payments of $86.0 million towards the outstanding principal balance of the Initial Term B Loan Facility and principal payments of capital lease and technology license obligations of $9.8 million. These cash outflows were partly offset by the proceeds received from the issuance of common stock upon exercise of options of $2.8 million. Net cash used in financing activities in the three months ended March 31, 2016 resulted from the principal payments of capital lease and technology license obligations of $6.2 million which was partially offset by the proceeds received from issuance of common stock upon the exercise of options of $5.1 million.

Capital Resources

Our cash equivalents consist of an investment in a money market fund. We believe that our $132.4 million of cash and cash equivalents at March 31, 2017, and expected cash flow from operations, if any, will be sufficient to fund our projected operating requirements for the next 12 months.

As of March 31, 2017, our international subsidiaries held $60.5 million of our total cash and cash equivalents. Certain foreign regulations could impact our ability to transfer funds to the United States. In connection with a review of our cash position and anticipated cash needs for investment in our core business, including principal payments to our outstanding Initial Term B Loan Facility, we determined that the current earnings from certain QLogic foreign entities will no longer be indefinitely reinvested. For all remaining Cavium foreign entities, we will continue to indefinitely reinvest foreign earnings. Should we decide to repatriate funds held outside of the United States, we may incur a significant tax obligation.

As of March 31, 2017, the principal outstanding debt from our Initial Term B Loan Facility amounted to $612.3 million.

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

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known through the filing of this report, we believe our exposure related to the above indemnities as of March 31, 2017, was not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2017, we had no material off-balance sheet arrangements other than our facility operating leases.

Contractual Obligations

The table below describes our contractual payment obligations and commitments, excluding liability related to uncertain tax positions as of March 31, 2017:

	Payments Due By Period
	Remainder of 2017	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Principal payment of credit facilities	$4,592	$12,245	$12,245	$583,168	$612,250
Estimated interest on credit facilities	13,996	36,639	35,944	11,057	97,636
Operating lease obligations	12,391	35,605	34,735	51,805	134,536
Capital lease and technology license obligations	17,894	30,248	-	-	48,142
Non-cancellable purchase orders	26,224	-	-	-	26,224
Total	$75,097	$114,737	$82,924	$646,030	$918,788

On January 31, 2017, we entered into a lease agreement to lease approximately 116,000 sq. ft. in a building located adjacent to our corporate headquarter in San Jose, California. The lease term is through July 2027 and we expect to occupy the building beginning October 2017. On March 24, 2017, we entered into an amendment to the lease agreement dated November 18, 2016 for a building located in Irvine, California to extend the lease term through October 2027.

As of March 31, 2017, the liability for uncertain tax positions was $12.2 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either not enforceable or legally binding or are subject to change based on our business decisions.

Critical Accounting Policies and Estimates

The preparation of our financial statements and accompanying disclosures in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The Securities and Exchange Commission, or SEC, has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) stock-based compensation; (3) inventory valuation; (4) accounting for income taxes; (5) mask costs; (6) business combinations and (7) valuation of goodwill and purchased intangible assets. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. Management believes that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017 except for the recently adopted accounting guidance on stock-based compensation as discussed in Note 1 of Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

With our outstanding debt following the acquisition of QLogic, we are exposed to various forms of market risk, including the potential loss arising from adverse changes in interest rates on our outstanding Initial Term B Loan Facility. See Note 10 of Notes to Condensed Consolidated Financial Statements for information regarding our outstanding debt. Based on the outstanding balance of our debt and the new terms following the amendment to the Initial Term B Loan Facility, an increase or decrease in an annual interest expense following the hypothetical change in the interest rate of 0.125% to 0.50% would be approximately $0.8 million to $3.1 million. There were no other material changes to our quantitative and qualitative disclosures about market risk related to our investment activities during the three months ended March 31, 2017 as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on February 28, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Item 1.A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017.

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

*Our indebtedness could adversely affect our financial condition and our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

On August 16, 2016, in connection with our acquisition of QLogic we incurred substantial indebtedness pursuant to a Credit Agreement. The Credit Agreement provides for a $700.0 million Initial Term B Loan Facility. Our obligations under the Credit Agreement are guaranteed by a number of our subsidiaries. The Initial Term B Loan Facility will mature on August 16, 2022 and requires quarterly principal payments, with the balance payable at maturity. On March 20, 2017, we entered into an amendment to the Credit Agreement. The amendment provides for among other things, a reduction of the interest rate margin on our outstanding Initial Term B Loan Facility by 0.75% per annum. As of March 31, 2017, the outstanding principal balance of the Initial Term B Loan Facility amounted to $612.3 million.

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

We have a history of losses during certain quarterly or annual periods since our incorporation. As of March 31, 2017, our accumulated deficit was $388.0 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that may require additional expenditures. As a result of these expenditures, we may not generate sufficient revenue to achieve profitability. Our revenue growth trend may not be sustainable, and accordingly, we may incur losses in the future.

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

The market for our products is highly competitive and we expect competition to intensify in the future. This competition could make it more difficult for us to sell our products, and result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, delayed or reduced customer adoption of our new products, and failure to increase, or the loss of, market share or expected market share, any of which would likely seriously harm our business, operating results and financial condition. For instance, semiconductor products have a history of declining prices as the cost of production is reduced. However, if market prices decrease faster than product costs, gross and operating margins can be adversely affected. In the enterprise, datacenter, service provider, broadband and consumer markets, we consider our primary competitors to be other companies that provide processor products to one or more of our markets, including Freescale Semiconductor, Inc., which was acquired by NXP Semiconductors, Intel, Broadcom, Marvell, Applied Micro, Qualcomm and Advanced Micro. In the high-speed Ethernet adapter and ASIC markets, which include converged networking products such as FCoE and iSCSI, we compete primarily with Broadcom, Mellanox and Intel. In the traditional enterprise storage Fibre Channel adapter and ASIC markets, our primary competitor is Broadcom.

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

Further, for several years there has been increased consolidation in our industry. Our customers could acquire a current or potential competitors. In addition, competitors could acquire current or potential customers. As a result of such transactions, demand for our products could decrease, which could have a material adverse effect on our revenue and financial condition.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 55.2% and 62.4% of our net revenue from our top five customers in the three months ended March 31, 2017 and 2016, respectively. Three customers together accounted for 37.6% and two customers together accounted for 40.4% of our net revenue in the three months ended March 31, 2017 and 2016, respectively. No other customer accounted for more than 10.0% of our revenues in the three months ended March 31, 2017 and 2016. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and that the portion of our revenues attributable to some of these customers may increase in the future. We may not be able to maintain or increase sales to some of our top customers for a variety of reasons, including the following:

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

As our business has grown to both customers located in the United States as well as customers located outside of the United States, we have become increasingly subject to the risks arising from adverse changes in both domestic and global economic and political conditions. If economic growth in the United States and other countries’ economies slows, the demand for our customer’s products could decline, which would then decrease demand for our products. Furthermore, if economic conditions in the countries into which our customers sell their products deteriorate, some of our customers may decide to postpone or delay some of their development programs, which would then delay their need to purchase our products. This could result in a reduction in sales of our products or in a reduction in the growth of our product sales. Any of these events would likely harm our financial condition and results of operations. This could also make it difficult for us to forecast future revenue and if we do not achieve anticipated levels of revenue our operating results could be adversely affected.

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

Our customers generally establish demanding specifications for quality, performance and reliability that our products must meet. However, our products are highly complex and may contain defects and failures when they are first introduced or as new versions are released. If defects and failures occur in our products during or after the design phase, we could experience lost revenues, increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts, diversion of management and technical resources or damage to our reputation and brand equity, and in some cases consequential damages, any of which could harm our operating results. In addition, delays in our ability to fill product orders as a result of quality control issues may negatively impact our relationship with our customers.

*Some of our operations and a significant portion of our suppliers, customers and contract manufacturers are located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability.

We have international sales offices and research and development facilities and we conduct, and expect to continue to conduct, a significant amount of our business with companies located outside the United States, particularly in Asia and Europe. Even customers based in the United States often use contract manufacturers based in Asia to manufacture their systems, and it is the contract manufacturers that often purchase products directly from us. In addition, a significant portion of our suppliers are located outside of the United States.  As a result, we face numerous challenges, including:

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

As of March 31, 2017, our international subsidiaries held $60.5 million of our total cash and cash equivalents. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

CAVIUM, INC.

Date: May 1, 2017	By:	/S/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer and Vice President of Finance and Administration

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Agreement and Plan of Merger and Reorganization between the Registrant, Quasar Acquisition Corporation and QLogic Corporation, dated June 15, 2016 (1)

3.1	Restated Certificate of Incorporation of the Registrant (2)

3.2	Amended and Restated Bylaws of the Registrant(3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (4)

10.1†	2017 Executive Officer Salaries (5)

10.2

Amendment No. 1 to the Credit Agreement, dated March 20, 2017, among Cavium, Inc., Cavium Networks LLC, QLogic Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (6)

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (No. 001-33435), filed with the SEC on June 15, 2016, and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (No. 001-33435), filed with the SEC on June 20, 2011, and incorporated herein by reference.

(3)	Filed as Exhibit 3.5 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 13, 2007, as amended, and incorporated herein by reference.

(4)	Filed as Exhibit 4.2 to the Registrant’s registration statement on Form S-1/A (No. 333-140660), filed with the SEC on April 24, 2007, as amended, and incorporated herein by reference.

(5)	Filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (No. 001-33435), filed with the SEC on February 28, 2017, and incorporated herein by reference.

(6)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 001-33435), filed with the SEC on March 22, 2017, and incorporated herein by reference.

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

Exhibit Number	Description

†	Management contract or compensatory plan or arrangement.