Form 10-Q
period 2017-06-30
CAVIUM, INC.
filed 2017-08-04
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of August 1, 2017 was: 68,759,914

CAVIUM, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of June 30, 2017	As of December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$127,061	$221,439
Accounts receivable, net of allowances of $2,258 and $4,130, respectively	173,754	125,728
Inventories	94,116	119,692
Prepaid expenses and other current assets	21,669	22,259
Total current assets	416,600	489,118
Property and equipment, net	157,542	150,862
Intangible assets, net	714,636	764,885
Goodwill	241,067	241,067
Other assets	5,286	4,599
Total assets	$1,535,131	$1,650,531

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable	$72,494	$65,456
Accrued expenses and other current liabilities	49,825	64,967
Deferred revenue	8,990	8,412
Current portion of long-term debt	3,256	3,865
Capital lease and technology license obligations	19,195	25,535
Total current liabilities	153,760	168,235
Long-term debt	594,590	675,414
Capital lease and technology license obligations, net of current portion	20,563	27,878
Deferred tax liability	16,972	18,774
Other non-current liabilities	18,722	18,386
Total liabilities	804,607	908,687

Commitments and contingencies (Note 11)

Stockholders' equity
Common stock, par value $0.001:
200,000,000 shares authorized; 68,423,590 and 67,181,634 shares issued and outstanding, respectively	68	67
Additional paid-in capital	1,128,752	1,079,043
Accumulated deficit	(399,088)	(336,621)
Accumulated other comprehensive income (loss)	792	(645)
Total stockholders' equity	730,524	741,844
Total liabilities and stockholders' equity	$1,535,131	$1,650,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$242,093	$107,158	$471,670	$209,040
Cost of revenue	112,604	35,499	250,058	69,365
Gross profit	129,489	71,659	221,612	139,675
Operating expenses:
Research and development	94,758	52,578	185,471	103,033
Sales, general and administrative	40,791	25,882	81,188	46,807
Total operating expenses	135,549	78,460	266,659	149,840
Loss from operations	(6,060)	(6,801)	(45,047)	(10,165)
Other expense, net:
Interest expense	(6,062)	(185)	(16,186)	(393)
Other, net	1	(151)	(132)	(137)
Total other expense, net	(6,061)	(336)	(16,318)	(530)
Loss before income taxes	(12,121)	(7,137)	(61,365)	(10,695)
(Benefit from) provision for income taxes	(1,049)	273	230	548
Net loss	$(11,072)	$(7,410)	$(61,595)	$(11,243)

Earnings per share:
Net loss per common share, basic	$(0.16)	$(0.13)	$(0.91)	$(0.20)
Shares used in computing basic net loss per common share	68,199	57,527	67,921	57,229
Net loss per common share, diluted	$(0.16)	$(0.13)	$(0.91)	$(0.20)
Shares used in computing diluted net loss per common share	68,199	57,527	67,921	57,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(11,072)	$(7,410)	$(61,595)	$(11,243)
Foreign currency translation adjustments	524	-	1,437	-
Comprehensive loss	$(10,548)	$(7,410)	$(60,158)	$(11,243)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(61,595)	$(11,243)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	50,472	27,317
Depreciation and amortization	101,680	23,086
Deferred income taxes	(1,798)	505
Amortization of deferred debt financing costs	4,566	-
Loss on disposal of property and equipment	513	-
Changes in assets and liabilities:
Accounts receivable, net	(48,026)	(13,395)
Inventories	25,877	(5,613)
Prepaid expenses, other current and non-current assets	(1,772)	21
Accounts payable	(482)	3,141
Deferred revenue	578	1,539
Accrued expenses, other current and non-current liabilities	(12,306)	8,182
Net cash provided by operating activities	57,707	33,540

Cash flows from investing activities:
Purchases of property and equipment	(34,732)	(18,665)
Purchases of intangible assets	(12,862)	(6,474)
Net cash used in investing activities	(47,594)	(25,139)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	3,731	6,276
Payment of taxes withheld on net settled vesting of restricted stock units	(5,666)	-
Principal payment of capital lease and technology license obligations	(16,556)	(8,904)
Principal payment of debt	(86,000)	-
Net cash used in financing activities	(104,491)	(2,628)

Net increase (decrease) in cash and cash equivalents	(94,378)	5,773
Cash and cash equivalents, beginning of period	221,439	134,646
Cash and cash equivalents, end of period	$127,061	$140,419

Supplemental disclosure of cash flows from investing activities:
Additions to property and equipment and intangible assets included in accounts payable	$13,499	$1,657

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

The condensed consolidated financial statements contain all normal recurring adjustments that, in the opinion of management, are necessary to state fairly the Company’s condensed consolidated financial position as of June 30, 2017, and the condensed consolidated results of its operations for the three and six months ended June 30, 2017 and 2016, and condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Update to Recently Issued Accounting Standards Not Yet Effective

The FASB issued accounting standard updates that create a single source of revenue guidance under US GAAP for all companies, in all industries, effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company intends to adopt this standard effective January 1, 2018 using the modified retrospective approach. While the Company is still finalizing its analysis to quantify the adoption impact of the provisions of the new standard, the Company does not expect it to have a material impact on the timing of recognition of its revenue for the sale of its semiconductor products, which represent the substantial majority of the Company’s consolidated revenue. As the Company continues its assessment of the impact of the new guidance on its various arrangements with customers and finalizes its evaluation of any changes to its accounting policies, internal controls and footnote disclosures, the Company may identify additional areas of impact as well as revise the results of its preliminary assessment.

In May 2017, the FASB issued an update to the guidance on stock-based compensation which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under this updated standard, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, and will be applied prospectively to awards modified on or after the adoption date. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on its financial statements but does not expect it to have a material impact.

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

The Company allocated the acquisition consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The purchase price allocation presented below is preliminary, primarily with respect to tax contingency matters. The Company continues to reevaluate the items with any adjustments to its preliminary estimates being recognized as goodwill provided that it is within the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes to the preliminary purchase price allocation may be material. There was no change in the preliminary purchase price allocation during the three and six months ended June 30, 2017 from the amounts reported in the Company’s December 31, 2016 Annual Report on Form 10-K.

The preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$365,065
Marketable securities	375
Accounts receivable	65,576
Inventories	63,300
Prepaid expense and other current assets	8,274
Property and equipment	81,890
Intangible assets	721,700
Other assets	1,559
Goodwill	169,589
Accounts payable	(41,776)
Accrued expense and other current liabilities	(21,884)
Deferred revenue	(603)
Deferred tax liability	(17,237)
Other non-current liabilities	(16,335)
Total acquisition consideration	$1,379,493

The valuation of identifiable intangible assets and their estimated useful lives are as follows:

	Preliminary Estimated Asset Fair Value	Weighted Average Useful Life (Years)
	(in thousands, except for useful life)
Existing and core technology	$578,400	6
In process research and development (IPRD)	78,900	n/a
Customer relationships	51,100	10
Tradename and trademark	13,300	5
	$721,700

The IPRD consists of two projects relating to the development of process technologies to manufacture next generation Fibre Channel and Ethernet products. The IPRD are accounted for as an indefinite-lived intangible asset until the underlying projects are completed or abandoned. The IPRD will not be amortized until the completion of the related products which is determined by when the underlying projects reached technological feasibility. Upon completion, the IPRD will be amortized over its estimated useful life; useful lives for IPRD are expected to range between 5 to 6 years. During the three months ended June 30, 2017, the underlying project related to Ethernet had achieved production status and concurrently was introduced to the market. As such, the Company reclassified $18.6 million of the IPRD associated with the Ethernet project to existing and core technology and it is being amortized over the estimated useful life of the asset. The Fibre Channel project is expected to be completed in fiscal year 2019.

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

The supplemental pro forma financial information for the periods presented is as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in thousands, except per share data)
Pro forma net revenue	$223,562	$444,868
Pro forma net loss	(7,012)	(20,044)

Pro forma net loss per share, basic	$(0.11)	$(0.31)
Pro forma net loss per share, diluted	(0.11)	(0.31)

3. Net Loss Per Common Share

The following outstanding options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Options to purchase common stock	1,207	1,412	1,207	1,412
Restricted stock units	4,412	2,713	4,412	2,713

4. Fair Value Measurements

As of June 30, 2017 and December 31, 2016, the Company’s cash equivalents consisted of an investment in a money market fund. In accordance with the guidance for fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund as Level 1, which approximated $13.1 million and $61.4 million as of June 30, 2017 and December 31, 2016, respectively. The carrying amount of the Company’s accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short term maturities.

There are no other financial assets and liabilities, except those disclosed in Note 10 of Notes to Condensed Consolidated Financial Statements that require Level 2 or Level 3 fair value hierarchy measurements and disclosures.

5. Balance Sheet Components

Inventories

	As of June 30, 2017	As of December 31, 2016
	(in thousands)
Work-in-process	$57,838	$61,363
Finished goods	36,278	58,329
	$94,116	$119,692

Property and equipment, net

	As of June 30, 2017	As of December 31, 2016
	(in thousands)
Test equipment and mask costs	$156,732	$138,633
Software, design tools, computer and other equipment	94,610	87,648
Furniture, office equipment and leasehold improvements	16,246	12,927
Construction in progress	20,952	4,767
	288,540	243,975
Less: accumulated depreciation and amortization	(130,998)	(93,113)
	$157,542	$150,862

Depreciation and amortization expense was $17.5 million and $9.2 million for the three months ended June 30, 2017 and 2016, respectively, and $38.3 million and $18.2 million for the six months ended June 30, 2017 and 2016, respectively.

The Company leases certain design tools under financing arrangements which are included in property and equipment. The total cost, net of accumulated amortization amounted to $38.3 million and $46.3 million at June 30, 2017 and December 31, 2016, respectively. Amortization expense related to assets recorded under financing arrangements was $4.3 million and $3.7 million for the three months ended June 30, 2017 and 2016, respectively, and $8.5 million and $7.5 million for the six months ended June 30, 2017 and 2016, respectively.

Accrued expenses and other current liabilities

	As of June 30, 2017	As of December 31, 2016
	(in thousands)
Accrued compensation and related benefits	$18,654	$18,197
Deferred research and development costs	15,052	25,370
Other	16,119	21,400
	$49,825	$64,967

Assets written-down

The Company decided to rationalize certain product lines in March 2017. As a result, the Company wrote-down certain assets during the first quarter of 2017 totaling $21.5 million which was recorded in the condensed consolidated statements of operations within cost of revenue of $20.5 million, research and development expense of $0.4 million and sales, general and administrative expense of $0.6 million. The assets written-down included inventories of $16.4 million, property and equipment of $4.5 million, and intangibles and other assets of $0.6 million.

6. Intangible Assets, Net

	As of June 30, 2017
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Existing and core technology - product	$638,811	$(126,546)	$512,265	5.17
Technology licenses	143,773	(59,203)	84,570	4.30
Customer contracts and relationships	53,315	(6,686)	46,629	9.12
Trade name	15,596	(4,624)	10,972	4.13
Total amortizable intangible assets	$851,495	$(197,059)	$654,436	4.87
IPRD	60,200	-	60,200
Total intangible assets	$911,695	$(197,059)	$714,636

	As of December 31, 2016
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Existing and core technology - product	$620,110	$(78,017)	$542,093	5.63
Technology licenses	130,676	(48,225)	82,451	4.68
Customer contracts and relationships	53,315	(4,161)	49,154	9.62
Trade name	15,596	(3,309)	12,287	4.63
Total amortizable intangible assets	$819,697	$(133,712)	$685,985	5.18
IPRD	78,900	-	78,900
Total intangible assets	$898,597	$(133,712)	$764,885

Amortization expense was $31.9 million and $2.5 million for the three months ended June 30, 2017 and 2016, respectively, and $63.3 million and $4.9 million for the six months ended June 30, 2017 and 2016, respectively. The following table presents the estimated future amortization expense of amortizable intangible assets as of June 30, 2017 (in thousands):

Remainder of 2017	$65,518
2018	129,670
2019	127,179
2020	122,225
2021	114,246
2022 and thereafter	95,598
$654,436

7. Stockholders’ Equity

Equity Incentive Plans

The following table summarizes the stock option activity for the six months ended June 30, 2017:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Balance as of December 31, 2016	1,193,989	$39.68
Options granted	145,574	65.82
Options exercised	(128,624)	29.01
Options cancelled and forfeited	(4,012)	8.60
Balance as of June 30, 2017	1,206,927	44.08

The estimated weighted-average grant date fair value of options granted for the six months ended June 30, 2017 and 2016 was $25.92 per share and $18.65 per share, respectively. There were no material stock options granted during the three months ended June 30, 2017 and 2016. The fair value of each option grant for the six months ended June 30, 2017 and 2016 were estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions below.

	Six Months Ended June 30,
	2017	2016
Risk-free interest rate	1.89%	1.11%
Expected life	5.31 years	4.96 years
Dividend yield	0%	0%
Volatility	40.84%	42.51%

As of June 30, 2017, there was $6.6 million of unrecognized compensation costs related to stock options granted. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.83 years.

The following table summarizes the restricted stock unit award, or RSU, activity for the six months ended June 30, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of December 31, 2016	4,119,319	$51.98
Granted	1,588,678	67.69
Vested	(1,191,325)	50.78
Cancelled and forfeited	(104,592)	56.42
Balance as of June 30, 2017	4,412,080	57.86

For the six months ended June 30, 2017, the Company issued 1,113,332 shares of common stock in connection with the vesting of RSUs. The difference between the number of RSUs vested and the shares of common stock issued is the result of RSUs withheld in satisfaction of minimum tax withholding obligations associated with the vesting.

Included in the RSU grants in the table above was one-year performance-based RSUs granted in February 2017. The Company determined that the fair value of these performance-based RSUs was $3.6 million. The Company recorded the related stock-based compensation expense based on its evaluation of the probability of achieving the milestones of all of the outstanding performance-based RSUs as of June 30, 2017. At each reporting period, the Company evaluates the probability of achieving the milestone of each of the outstanding performance-based RSUs and updates the recognition of related stock-based compensation expense.

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

As of June 30, 2017, there was $235.8 million of unrecognized compensation costs related to RSUs granted. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.65 years.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue	$653	$242	$1,334	$425
Research and development	17,190	8,564	32,256	16,578
Sales, general and administrative	8,834	5,118	16,882	10,314
	$26,677	$13,924	$50,472	$27,317

The total stock-based compensation cost capitalized as part of inventory as of June 30, 2017 and December 31, 2016 was not material.

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

The following table presents the benefit from or provision for income taxes and the effective tax rates for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Loss before income taxes	$(12,121)	$(7,137)	$(61,365)	$(10,695)
(Benefit from) provision for income taxes	(1,049)	273	230	548
Effective tax rate	8.7%	(3.8)%	(0.4)%	(5.1)%

The benefit from income taxes for the three months ended June 30, 2017 and the tax provision for the six months ended June 30, 2017 included a tax benefit of $2.4 million due to the partial release of the valuation allowance on net deferred tax assets. During the three months ended June 30, 2017, an intangible asset was reclassified from indefinite-lived to finite-lived intangible asset. Accordingly, the deferred tax liability related to this intangible asset was treated as a source of taxable income which resulted in the partial release of the valuation allowance. This benefit from income taxes was partially or fully offset by the provision for income taxes primarily related to earnings in foreign jurisdictions. The provision for income taxes for the three and six months ended June 30, 2016 were primarily related to earnings in foreign jurisdictions. The difference between the provision for income taxes that would be derived by applying the statutory rate to the Company’s loss before income taxes and the provision for income taxes recorded for the three and six months ended June 30, 2017 and 2016 were primarily attributable to the difference in foreign tax rates and an increase in deferred tax liability related to the indefinite lived intangible assets.

The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. A full valuation allowance against the Company’s federal and state net deferred tax assets has been in place since 2012. The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance on its federal and state deferred tax assets as of June 30, 2017 and December 31, 2016.

The Company continues to repatriate cash from certain offshore operations in accordance with management’s review of the Company’s cash position and anticipated cash needs for investment in the Company’s core business, including interest charges and principal prepayments to the Company’s outstanding Term Loan Facility. The Company has changed its assertion regarding the repatriation of cash during the three months ended June 30, 2017 in that the current and future earnings of certain foreign entities will no longer be indefinitely reinvested, and that the Company provides deferred taxes for the anticipated income taxes. However, given the full valuation allowance and the net operating losses in the United States, the impact to the Company’s consolidated financial statements and cash taxes is expected to be zero.

9. Segment and Geographic Information

The Company manages and operates as one reportable segment. The Company categorizes its net revenue in the following different markets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Enterprise, service provider, broadband and consumer markets	$187,512	$82,433	$365,400	$160,644
Datacenter market	54,581	24,725	106,270	48,396
	$242,093	$107,158	$471,670	$209,040

Revenues by geographic area are presented based upon the ship-to location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Net revenues by geographic area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
United States	$67,889	$37,144	$133,796	$70,610
China	56,842	26,816	107,732	50,549
Korea	22,434	4,783	43,130	8,153
Finland	19,875	11,815	32,313	28,378
Taiwan	15,126	10,760	26,933	20,093
Other countries	59,927	15,840	127,766	31,257
Total	$242,093	$107,158	$471,670	$209,040

The following table sets forth tangible long lived assets, which consist of property and equipment, net by geographic regions:

	As of June 30, 2017	As of December 31, 2016
	(in thousands)
United States	$107,559	$115,328
All other countries	49,983	35,534
Total	$157,542	$150,862

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

The Initial Term B Loan Facility will mature on August 16, 2022 and requires quarterly principal payments commencing on December 31, 2016 equal to 0.25% of the aggregate original principal amount, with the balance payable at maturity (in each case subject to adjustment for prepayments). In January 2017, the Company made payments totaling $86.0 million towards the outstanding principal balance of the Initial Term B Loan Facility and recorded $2.5 million of amortization of the debt financing costs associated with these principal payments in the first quarter of 2017.

On March 20, 2017, the Company entered into an amendment to its Credit Agreement. The amendment provides for among other things, a reduction of the interest rate margin on the Company’s outstanding Initial Term B Loan Facility by 0.75% per annum, substantially all of which was treated as a debt modification. As such, the Company wrote-off an immaterial amount of the deferred financing costs associated with the extinguished portion of the debt in the first quarter of 2017 and continues to amortize the remaining unamortized deferred financing costs over the remaining term of the Initial Term B Loan Facility.

As of June 30, 2017 and December 31, 2016, the carrying value of the Term Facility approximates the fair value. The Company classified this under Level 2 fair value measurement hierarchy as the borrowings are not actively traded and have variable interest structure based upon market rates currently available to the Company for debt with similar terms and maturities. The following table summarizes the outstanding borrowings from the Initial Term B Loan Facility as of the periods presented:

	As of June 30, 2017	As of December 31, 2016
	(in thousands)
Principal outstanding	$612,250	$698,250
Unamortized deferred financing costs	(14,404)	(18,971)
Principal outstanding, net of unamortized deferred financing costs	$597,846	$679,279

Current portion of long-term debt	$3,256	$3,865
Long-term debt	$594,590	$675,414

The Company recognized contractual interest expense of $5.0 million and $11.0 million in the three and six months ended June 30, 2017, respectively, and amortization of deferred financing costs of $0.7 million and $4.6 million in the three and six months ended June 30, 2017, respectively.

As of June 30, 2017, the Company is in compliance with the covenants specified in the Credit Agreement.

11. Commitments and Contingencies

The Company is not currently a party to any legal proceedings, the outcome of which, if determined adversely to the Company, would have a material adverse effect on the condensed consolidated financial position, condensed results of operations or condensed cash flows of the Company.

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expire on various dates ending in October 2027. On January 31, 2017, the Company entered into a lease agreement to lease approximately 116,000 sq. ft. in a building located adjacent to the Company’s corporate headquarter in San Jose, California. The lease term is through July 2027 and the Company expects to occupy the building beginning October 2017. On March 24, 2017, the Company entered into an amendment to the lease agreement dated November 18, 2016 for a building located in Irvine, California to extend the lease term through October 2027. Rent expense incurred under operating leases was $4.8 million and $2.4 million for the three months ended June 30, 2017 and 2016, respectively, and $9.1 million and $4.9 million for the six months ended June 30, 2017 and 2016, respectively.

The Company also has non-cancellable software and maintenance commitments which are generally billed on a quarterly basis. These commitments are included in the operating leases.

Minimum commitments under non-cancelable operating and capital lease agreements as of June 30, 2017 are as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
Remainder of 2017	$10,881	$9,156	$20,037
2018	19,407	18,340	37,747
2019	10,941	19,169	30,110
2020	-	18,721	18,721
2021	-	17,581	17,581
2022 thereafter	-	56,489	56,489
	$41,229	$139,456	$180,685
Less: Interest component (3.75% annual rate)	1,471
Present value of minimum lease payment	39,758

Current portion of the obligations	$19,195
Long-term portion of obligations	$20,563

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

OCTEON®, OCTEON Fusion-M®, OCTEON XL®, OCTEON TX®, LiquidIO®, LiquidSecurity ®, NITROX®, ThunderX®, ThunderX2™, Xpliant® and XPA® are trademarks or registered trademarks of Cavium, Inc. QLogic® and FastLinQ® are registered trademarks of our wholly-owned subsidiary, QLogic Corporation.

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

Results of Operations

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	%	2017	2016	Change	%
	(in thousands)				(in thousands)
Net revenue	$242,093	$107,158	$134,935	125.9%	$471,670	$209,040	$262,630	125.6%
Cost of revenue	112,604	35,499	77,105	217.2%	250,058	69,365	180,693	260.5%
Gross Profit	$129,489	$71,659	$57,830	80.7%	$221,612	$139,675	$81,937	58.7%
Gross Margin	53.5%	66.9%	-13.4%		47.0%	66.8%	-19.8%

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

Three customers together accounted for 37.8% and 37.7% of our net revenue in the three and six months ended June 30, 2017, respectively, and two customers together accounted for 37.3% and 38.8% of our net revenue in the three and six months ended June 30, 2016, respectively. No other customer accounted for 10% or more of our revenues in the three and six months ended June 30, 2017 and 2016.

We use distributors to support some of our sales logistics including importation and credit management. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our existing distributors. Accordingly, we recognize sales through existing distributors at the time of shipment, reduced by our estimate of expected returns. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to OEM production ramps or new customer demands. Total net revenue through distributors accounted for 24.2% and 43.7% in the three months ended June 30, 2017 and 2016, respectively, and 22.0% and 40.2% in the six months ended June 30, 2017 and 2016, respectively.

The increase in net revenue in the three and six months ended June 30, 2017 compared to the same periods in 2016 was attributable mainly to the increases in sales in our enterprise, service provider, broadband and consumer markets of $105.1 million and $204.8 million, respectively. Sales in our datacenter market also increased in the three and six month ended June 30, 2017 compared to the same periods in 2016 by $29.9 million and $57.9 million, respectively. The overall increase in revenue in the respective markets was primarily due to sales resulting from our acquisition of QLogic and the increase in demand for our products. The fluctuation in demand for our products in the respective markets was a result of the timing of our customers’ volume production of our design wins.

Our net revenue by markets for periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Enterprise, service provider, broadband and consumer markets	$187,512	$82,433	$365,400	$160,644
Datacenter market	54,581	24,725	106,270	48,396
	$242,093	$107,158	$471,670	$209,040

Revenues by geographic area are presented based upon the ship-to location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased our products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Net revenues by geographic area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
United States	$67,889	$37,144	$133,796	$70,610
China	56,842	26,816	107,732	50,549
Korea	22,434	4,783	43,130	8,153
Finland	19,875	11,815	32,313	28,378
Taiwan	15,126	10,760	26,933	20,093
Other countries	59,927	15,840	127,766	31,257
Total	$242,093	$107,158	$471,670	$209,040

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

Cost of revenue includes amortized cost of certain identifiable intangible assets from our business acquisitions to the extent those identifiable intangible assets are directly associated with cost of revenue. The total amortization expense from identifiable intangible assets acquired from business acquisitions included in the cost of revenue was $27.7 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and $54.8 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively. The increased total amortization expense included in the cost of revenue was mainly due to the identifiable intangible assets acquired from the QLogic acquisition.

Gross profit increased by $57.8 million or 80.7% in the three months ended June 30, 2017 and $81.9 million or 58.7% in the six months ended June 30, 2017 compared to the same periods in 2016 mainly due to the increase in product sales, partially offset by additional cost of revenue associated with the amortization of acquired intangible assets from QLogic, write-down of assets associated with rationalization of certain product lines during the first quarter of 2017 and manufacturing profit in acquired inventory from the acquisition of QLogic. In the first quarter of 2017, we recorded $20.5 million cost of revenue associated with the write-down of assets due to rationalization of certain product lines. Gross margin decreased 13.4 percentage points from 66.9% in the three months ended June 30, 2016 to 53.5% in the three months ended June 30, 2017 and decreased by 19.8 percentage points from 66.8% in the six months ended June 30, 2016 to 47.0% in the six months ended June 30, 2017. In addition to the charges to cost of revenue discussed above, the decrease in gross margin in the three and six months ended June 30, 2017 compared to the same periods in 2016 was impacted by a shift of product sales mix. Generally, higher performance products yield higher gross margins compared to our lower performance products.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	%	2017	2016	Change	%
	(in thousands)				(in thousands)
Research and development expenses	$94,758	$52,578	$42,180	80.2%	$185,471	$103,033	$82,438	80.0%
Percent of total net revenue	39.1%	49.1%	-10.0%		39.3%	49.3%	-10.0%

The overall increase in research and development expenses in the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily attributable to the acquisition of QLogic. Salaries and employee benefits increased by $21.3 million and $42.5 million and stock-compensation expense and related taxes increased by $9.3 million and $16.7 million in the three and six months ended June 30, 2017, respectively, mainly as a result of the increase in headcount. Increase in stock-based compensation was also impacted by the incremental expense from the assumed QLogic awards. Depreciation and amortization expense also increased by $6.0 million and $11.2 million in the three and six months ended June 30, 2017, respectively, due to additional property and equipment and intangible assets used for research and development acquired from third-party companies and from the acquisition of QLogic. The outsourced engineering services, facilities and other research and development expenses increased by $5.6 million and $12.0 million in the three and six months ended June 30, 2017, respectively, due primarily to the increase in headcount, timing of our research and development work for several product families and the timing of the recognition of development funding credits.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	%	2017	2016	Change	%
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$40,791	$25,882	$14,909	57.6%	$81,188	$46,807	$34,381	73.5%
Percent of total net revenue	16.8%	24.2%	-7.4%		17.2%	22.4%	-5.2%

The overall increase in sales, general and administrative expenses in the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily attributable to the acquisition of QLogic. Salaries and employee benefits increased by $7.1 million and $14.6 million and stock-based compensation and related taxes also increased by $4.1 million and $6.8 million in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 mainly as a result of the increase in headcount. Increase in stock-based compensation was also impacted by the incremental expense from the assumed QLogic awards.  Outside services decreased by $1.3 million and increased by $ 2.2 million in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 mainly due to the timing of acquisition and integration costs incurred related to the acquisition of QLogic. Depreciation and amortization expense also increased by $2.7 million and $5.5 million in the three and six months ended June 30, 2017, compared to the same periods in 2016 mainly due to depreciable assets acquired from the QLogic acquisition. Facilities, marketing and other sales, general and administrative expenses increased by $2.5 million and $5.3 million in the three and six months ended June 30, 2017, respectively, impacted by the increase in headcount and increase in marketing and sales related activities.

Other Expense, net. Other expense, net primarily includes interest expense associated with the debt, notes payable and capital lease and technology license obligations, amortization of deferred financing costs, interest income on cash and cash equivalents and foreign currency gains and losses. Total other expense, net for the periods presented were:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	%	2017	2016	Change	%
	(in thousands)				(in thousands)
Interest expense	$(6,062)	$(185)	$(5,877)	3176.8%	$(16,186)	$(393)	$(15,793)	4018.6%
Other, net	1	(151)	152	-100.7%	(132)	(137)	5	-3.6%
Total other expense, net	$(6,061)	$(336)	$(5,725)	1703.9%	$(16,318)	$(530)	$(15,788)	2978.9%

The increase in other expense, net in the three and six months ended June 30, 2017 compared to the same periods in 2016 was mainly due to the increase in interest expense associated with the debt and amortization of deferred financing costs.

Provision for Income Taxes. The quarterly provision for (benefit from) income taxes was based on our estimated annual effective tax rate, plus any discrete items, and taking into account valuation allowance, as necessary, in compliance with applicable guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income, our interpretations of tax laws and the possible outcomes of current and future audits. The following table presents the benefit from or provision for income taxes and the effective tax rates for the respective periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change		2017	2016	Change
	(in thousands)				(in thousands)
Loss before income taxes	$(12,121)	$(7,137)	$(4,984)	69.8%	$(61,365)	$(10,695)	$(50,670)	473.8%
(Benefit from) provision for income taxes	(1,049)	273	(1,322)	-484.2%	230	548	(318)	-58.0%
Effective tax rate	8.7%	(3.8)%	12.5%		(0.4)%	(5.1)%	4.7%

The benefit from income taxes for the three months ended June 30, 2017 and the tax provision for the six months ended June 30, 2017 included a tax benefit of $2.4 million due to the partial release of the valuation allowance on net deferred tax assets. During the three months ended June 30, 2017, an intangible asset was reclassified from indefinite-lived to finite-lived intangible asset. Accordingly, the deferred tax liability related to this intangible asset was treated as a source of taxable income which resulted in the partial release of the valuation allowance. This benefit from income taxes was partially or fully offset by the provision for income taxes primarily related to earnings in foreign jurisdictions. The provision for income taxes for the three and six months ended June 30, 2016 were primarily related to earnings in foreign jurisdictions. The difference between the provision for income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision for income taxes recorded in the three and six months ended June 30, 2017 and 2016 were primarily attributable to the difference in foreign tax rates and an increase in the deferred tax liability related to the indefinite lived intangible assets.

Liquidity and Capital Resources

Following is a summary of our working capital, cash and cash equivalents as of the periods presented:

	As of June 30, 2017	As of December 31, 2016
	(in thousands)
Working capital	$262,840	$320,883
Cash and cash equivalents	127,061	221,439

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$57,707	$33,540
Net cash used in investing activities	(47,594)	(25,139)
Net cash used in financing activities	(104,491)	(2,628)

Cash Flows from Operating Activities

Net cash flows from operating activities increased by $24.2 million from net cash provided by operating activities of $33.5 million in the six months ended June 30, 2016 compared to $57.7 million in the six months ended June 30, 2017. Total cash inflow from operations after adjustments of certain non-cash items in the three months ended June 30, 2017 and 2016 was $93.9 million and $39.7 million, respectively. The increase was primarily due to higher operating income as a result of the increase in revenue. Changes in assets and liabilities resulted in net cash outflow of $36.2 million in the six months ended June 30, 2017 compared to $6.1 million in the six months ended June 30, 2016. The significant changes in assets and liabilities in the six months ended June 30, 2017 were mainly due to higher accounts receivable resulting from the timing of shipments to customers, lower inventories due to timing of inventory build-up and the write-down of inventories in the first quarter of 2017 as a result of rationalization of certain product lines, and lower accounts payable and other current liabilities due to the timing of payments to vendors. The significant changes in assets and liabilities in the six months ended June 30, 2016 were higher accounts receivable resulting from the timing of shipments to customers and lower accounts payable and other current liabilities due to the timing of payments to vendors.

Cash Flows from Investing Activities

Net cash used in investing activities in the six months ended June 30, 2017 was $47.6 million compared to $25.1 million in the six months ended June 30, 2016. Net cash used in investing activities in the six months ended June 30, 2017 resulted from the cash payments for the purchases of property and equipment of $34.7 million and intangible assets of $12.9 million. Net cash used in investing activities in the six months ended June 30, 2016 resulted from the cash payments made to purchase property of $18.7 million and equipment and intangible assets of $6.5 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017 was $104.5 million compared to $2.6 million in the six months ended June 30, 2016. The cash flow used in financing activities in the six months ended June 30, 2017 was due to the principal payments of $86.0 million towards the outstanding principal balance of the Initial Term B Loan Facility, principal payments of capital lease and technology license obligations of $16.6 million and payment of taxes withheld on net settled vesting of restricted stock units of $5.7 million. These cash outflows were partly offset by the proceeds received from the issuance of common stock upon exercise of options of $3.7 million. Net cash used in financing activities in the six months ended June 30, 2016 resulted from the principal payments of capital lease and technology license obligations of $8.9 million which was partially offset by the proceeds received from issuance of common stock upon the exercise of options of $6.3 million.

Capital Resources

Our cash equivalents consist of an investment in a money market fund. We believe that our $127.1 million of cash and cash equivalents as of June 30, 2017, and expected cash flow from operations, if any, will be sufficient to fund our projected operating requirements for the next 12 months.

As of June 30, 2017, our international subsidiaries held $104.3 million of our total cash and cash equivalents. Certain foreign regulations could impact our ability to transfer funds to the United States. Should we decide to repatriate funds held outside of the United States, we may incur a significant tax obligation. We continue to repatriate cash from certain offshore operations in accordance with management’s review of our cash position and anticipated cash needs for investment in our core business, including interest charges and principal prepayments to our outstanding Term Loan Facility. We changed our assertion regarding the repatriation of cash during the three months ended June 30, 2017 in that the current and future earnings of certain foreign entities will no longer be indefinitely reinvested, and that we provide deferred taxes for the anticipated income taxes. However, given the full valuation allowance and the net operating losses in the United States, the impact to our consolidated financial statements and cash taxes is expected to be zero.

As of June 30, 2017, the principal outstanding debt from our Initial Term B Loan Facility amounted to $612.3 million.

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

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known through the filing of this report, we believe our exposure related to the above indemnities as of June 30, 2017, was not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2017, we had no material off-balance sheet arrangements other than our facility operating leases.

Contractual Obligations

The table below describes our contractual payment obligations and commitments, excluding liability related to uncertain tax positions as of June 30, 2017:

	Payments Due By Period
	Remainder of 2017	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Principal payment of credit facilities	$3,061	$12,245	$12,245	$584,699	$612,250
Estimated interest on credit facilities	9,376	36,732	36,037	11,086	93,231
Operating lease obligations	9,156	37,509	36,302	56,489	139,456
Capital lease and technology license obligations	10,881	30,348	-	-	41,229
Non-cancellable purchase orders	31,241	-	-	-	31,241
Total	$63,715	$116,834	$84,584	$652,274	$917,407

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

As of June 30, 2017, the liability for uncertain tax positions was $12.5 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

With our outstanding debt following the acquisition of QLogic, we are exposed to various forms of market risk, including the potential loss arising from adverse changes in interest rates on our outstanding Initial Term B Loan Facility. See Note 10 of Notes to Condensed Consolidated Financial Statements for information regarding our outstanding debt. Based on the outstanding balance of our debt, an increase or decrease in the annual interest expense following the hypothetical change in the interest rate of 0.125% to 0.50% would be approximately $0.8 million to $3.1 million. There were no other material changes to our quantitative and qualitative disclosures about market risk related to our investment activities during the six months ended June 30, 2017 as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on February 28, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2017 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 16, 2016, in connection with our acquisition of QLogic we incurred substantial indebtedness pursuant to a Credit Agreement. The Credit Agreement provides for a $700.0 million Initial Term B Loan Facility. Our obligations under the Credit Agreement are guaranteed by a number of our subsidiaries. The Initial Term B Loan Facility will mature on August 16, 2022 and requires quarterly principal payments, with the balance payable at maturity. On March 20, 2017, we entered into an amendment to the Credit Agreement. The amendment provides for, among other things, a reduction of the interest rate margin on our outstanding Initial Term B Loan Facility by 0.75% per annum. As of June 30, 2017, the outstanding principal balance of the Initial Term B Loan Facility amounted to $612.3 million.

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

We have a history of losses during certain quarterly or annual periods since our incorporation. As of June 30, 2017, our accumulated deficit was $399.1 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that may require additional expenditures. As a result of these expenditures, we may not generate sufficient revenue to achieve profitability. Our revenue growth trend may not be sustainable, and accordingly, we may incur losses in the future.

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

Further, for several years there has been increased consolidation in our industry. Our customers could acquire current or potential competitors. In addition, competitors could acquire current or potential customers. As a result of such transactions, demand for our products could decrease, which could have a material adverse effect on our revenue and financial condition.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 55.6% and 57.8% of our net revenue from our top five customers in the three months ended June 30, 2017 and 2016, respectively, and 55.4% and 59.0% in the six months ended June 30, 2017 and 2016, respectively. Three customers together accounted for 37.8% and 37.7% of our net revenue in the three and six months ended June 30, 2017, respectively and two customers together accounted for 37.3% and 38.8% of our net revenue in the three and six months ended June 30, 2016, respectively. No other customer accounted for 10.0% or more of our revenues in the three and six months ended June 30, 2017 and 2016. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and that the portion of our revenues attributable to some of these customers may increase in the future. We may not be able to maintain or increase sales to some of our top customers for a variety of reasons, including the following:

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

As our business has grown to both customers located in the United States as well as customers located outside of the United States, we have become increasingly subject to the risks arising from adverse changes in both domestic and global economic and political conditions. If economic growth in the United States and other countries’ economies slows, the demand for our customers’ products could decline, which would then decrease demand for our products. Furthermore, if economic conditions in the countries into which our customers sell their products deteriorate, some of our customers may decide to postpone or delay some of their development programs, which would then delay their need to purchase our products. This could result in a reduction in sales of our products or in a reduction in the growth of our product sales. Any of these events would likely harm our financial condition and results of operations. This could also make it difficult for us to forecast future revenue and if we do not achieve anticipated levels of revenue our operating results could be adversely affected.

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

As of June 30, 2017, our international subsidiaries held $104.3 million of our total cash and cash equivalents. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation. We continue to repatriate cash from certain offshore operations in accordance with management’s review of our cash position and anticipated cash needs for investment in our core business, including interest charges and principal prepayments to our outstanding Term Loan Facility. We changed our assertion regarding the repatriation of cash during the three months ended June 30, 2017 in that the current and future earnings of certain foreign entities will no longer be indefinitely reinvested, and that we provide deferred taxes for the anticipated income taxes. However, given the full valuation allowance and the net operating losses in the United States, the impact to our consolidated financial statements and cash taxes is expected to be zero.

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

We have in the past acquired a number of businesses, companies and assets of companies. We expect that we will in the future continue to acquire companies or assets of companies or invest in third-party companies that we believe to be complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market or application skills or enhancing and expanding our existing product lines. In connection with any such future acquisitions or investments, we may need to use a significant portion of our available cash, issue additional equity securities that would dilute current stockholders’ percentage ownership and incur substantial debt or contingent liabilities. In addition, we may incur higher operating costs following an acquisition. Further we may never realize the perceived benefits of an acquisition or divestiture.  These actions could adversely impact our operating results and the market price of our common stock. In addition, acquisitions of companies exposes us to risks, including:

•	difficulties that may occur in assimilating and integrating the operations, personnel, technologies, and products of acquired companies or businesses;
•	key personnel of an acquired company may decide not to work for us;
•	the financial return on the acquisition may not support the expenditure incurred to acquire such business or develop the business;
•	to the extent we acquire a company with existing products, those products may have lower gross margins than our customary products, which could adversely affect our gross margin and operating results;
•	entering markets or conducting operations with which we have no or limited direct prior experience;
•	assuming the legal obligations of the acquired business;

•	the effect that internal control processes of the acquired business might have on our financial reporting;
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

If we fail to receive licenses or otherwise comply with import and export laws and regulations, we may be unable to manufacture the affected products at foreign foundries or ship these products to some customers; we may be subject to investigations or notices of non-compliance; we may incur penalties or fines and civil and criminal liabilities or other sanctions; or we may experience adverse publicity and reputational damage. In addition, changes in import or export laws and regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products or cause decreased use of our products by customers with international operations, each of which would adversely affect our business and results of operations.

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

CAVIUM, INC.

Date: August 4, 2017	By:	/S/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer and Vice President of Finance and Administration

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Agreement and Plan of Merger and Reorganization between the Registrant, Quasar Acquisition Corporation and QLogic Corporation, dated June 15, 2016 (1)

3.1	Restated Certificate of Incorporation of the Registrant (2)

3.2	Amended and Restated Bylaws of the Registrant(3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (4)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

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