Form 10-Q
period 2017-09-30
CAVIUM, INC.
filed 2017-11-07
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of November 1, 2017 was: 69,135,991

CAVIUM, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of September 30, 2017	As of December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$152,654	$221,439
Accounts receivable, net of allowances of $2,884 and $4,130, respectively	186,447	125,728
Inventories	94,879	119,692
Prepaid expenses and other current assets	23,510	22,259
Total current assets	457,490	489,118
Property and equipment, net	169,747	150,862
Intangible assets, net	692,994	764,885
Goodwill	237,692	241,067
Other assets	5,757	4,599
Total assets	$1,563,680	$1,650,531

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable	$74,207	$65,456
Accrued expenses and other current liabilities	44,898	64,967
Deferred revenue	9,501	8,412
Current portion of long-term debt	3,270	3,865
Capital lease and technology license obligations	27,803	25,535
Total current liabilities	159,679	168,235
Long-term debt	593,770	675,414
Capital lease and technology license obligations, net of current portion	15,025	27,878
Deferred tax liability	16,824	18,774
Other non-current liabilities	25,436	18,386
Total liabilities	810,734	908,687

Commitments and contingencies (Note 11)

Stockholders' equity
Common stock, par value $0.001:
200,000,000 shares authorized; 68,818,315 and 67,181,634 shares issued and outstanding, respectively	69	67
Additional paid-in capital	1,157,386	1,079,043
Accumulated deficit	(405,302)	(336,621)
Accumulated other comprehensive income (loss)	793	(645)
Total stockholders' equity	752,946	741,844
Total liabilities and stockholders' equity	$1,563,680	$1,650,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$251,987	$168,123	$723,657	$377,163
Cost of revenue	114,455	120,709	364,513	190,074
Gross profit	137,532	47,414	359,144	187,089
Operating expenses:
Research and development	93,860	67,752	279,331	170,785
Sales, general and administrative	43,184	73,904	124,372	120,711
Total operating expenses	137,044	141,656	403,703	291,496
Income (loss) from operations	488	(94,242)	(44,559)	(104,407)
Other income (expense), net:
Interest expense	(6,493)	(4,268)	(22,679)	(4,661)
Other, net	277	54	145	(83)
Total other expense, net	(6,216)	(4,214)	(22,534)	(4,744)
Loss before income taxes	(5,728)	(98,456)	(67,093)	(109,151)
Provision for (benefit from) income taxes	486	(84,090)	716	(83,542)
Net loss	$(6,214)	$(14,366)	$(67,809)	$(25,609)

Earnings per share:
Net loss per common share, basic	$(0.09)	$(0.23)	$(0.99)	$(0.44)
Shares used in computing basic net loss per common share	68,675	62,055	68,175	58,840
Net loss per common share, diluted	$(0.09)	$(0.23)	$(0.99)	$(0.44)
Shares used in computing diluted net loss per common share	68,675	62,055	68,175	58,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(6,214)	$(14,366)	$(67,809)	$(25,609)
Foreign currency translation adjustments	1	43	1,438	43
Comprehensive loss	$(6,213)	$(14,323)	$(66,371)	$(25,566)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(67,809)	$(25,609)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	77,028	63,395
Depreciation and amortization	153,069	51,283
Deferred income taxes	(1,698)	(82,444)
Amortization of deferred debt financing costs	5,291	748
Loss on disposal of property and equipment	694	4,824
Changes in assets and liabilities:
Accounts receivable, net	(60,719)	(10,585)
Inventories	25,156	(9,173)
Prepaid expenses, other current and non-current assets	(958)	(2,122)
Accounts payable	3,418	(12,909)
Deferred revenue	1,090	2,479
Accrued expenses, other current and non-current liabilities	(10,521)	9,255
Net cash provided by (used in) operating activities	124,041	(10,858)

Cash flows from investing activities:
Purchases of property and equipment	(68,821)	(26,401)
Purchases of intangible assets	(14,591)	(48,265)
Cash payment for acquisitions, net of cash and cash equivalents acquired	-	(573,830)
Proceeds from the sale of available-for-sale securities	-	375
Net cash used in investing activities	(83,412)	(648,121)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	5,817	7,230
Payment of taxes withheld on net settled vesting of restricted stock units	(5,714)	(1,883)
Principal payment of capital lease and technology license obligations	(21,986)	(18,035)
Proceeds from issuance of debt	-	750,000
Debt financing costs	-	(20,601)
Principal payment of debt	(87,531)	-
Net cash provided by (used in) financing activities	(109,414)	716,711

Net increase (decrease) in cash and cash equivalents	(68,785)	57,732
Cash and cash equivalents, beginning of period	221,439	134,646
Cash and cash equivalents, end of period	$152,654	$192,378

Supplemental disclosure of cash flows from investing activities:
Additions to property and equipment and intangible assets included in accounts payable	$11,311	$3,419

Supplemental disclosure of cash flows from financing activities:
Issuance of common stock in connection with the QLogic acquisition	$-	$431,165

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

The condensed consolidated financial statements contain all normal recurring adjustments that, in the opinion of management, are necessary to state fairly the Company’s condensed consolidated financial position as of September 30, 2017, and the condensed consolidated results of its operations for the three and nine months ended September 30, 2017 and 2016, and condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Update to Recently Issued Accounting Standards Not Yet Effective

The FASB issued accounting standard updates that create a single source of revenue guidance under US GAAP for all companies, in all industries, effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company intends to adopt this standard on January 1, 2018, with a cumulative effect adjustment to opening retained earnings, if necessary, under the modified retrospective approach. The Company’s assessment process consisted of reviewing its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to its revenue contracts and identifying appropriate changes to its business processes, systems and controls to support revenue recognition and disclosure requirements under the new standard. The Company’s evaluation of its revenue sources and their treatment under the new standard is progressing. The Company expects the unit of accounting will be consistent with the current revenue guidance. Although the implementation is not complete, the Company believes that the new standard and related new revenue recognition policies will not result in a significant change to the timing of recognition of revenue for the sale of its semiconductor products, which represent the substantial majority of the Company’s consolidated revenue.

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

In January 2017, the FASB issued an update to the guidance to simplify the measurement of goodwill by eliminating the Step 2 impairment test. The update is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company is currently assessing the impact of this new guidance but does not expect it to have a material impact.

In November 2016, the FASB issued an update to the guidance on statement of cash flows - restricted cash presentation. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. The Company does not have restricted cash in the periods presented, but if applicable following the adoption, the Company will present its statement of cash flows in accordance with this updated guidance.

In October 2016, the FASB issued an update to the guidance on income taxes. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The Company is currently assessing the impact of this new guidance but does not expect it to have a material impact.

In August 2016, the FASB issued new guidance on cash flow classification of certain cash receipts and cash payments. This new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods during the annual period and require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Early adoption is permitted. The Company will present its statement of cash flows in accordance with this new guidance subsequent to adoption.

In February 2016, the FASB issued updated guidance on leases which requires a lessee to recognize the assets and lease liabilities on the balance sheet for certain leases classified as operating leases under previous GAAP. In September 2017, the FASB provided additional clarification and implementation guidance on leases. This updated guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Although the Company is currently evaluating the impact this new guidance will have on its consolidated financial statements and related disclosures, the Company expects that most of its operating lease commitments will be subject to the new standard and will be recognized as operating lease liabilities and right-of-use assets upon adoption.

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

The Company allocated the acquisition consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The allocation is as follows:

	Amounts Previously Recognized as of Acquisition Date (Provisional)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Final Allocation)
	(amounts in thousands)
Cash and cash equivalents	$365,065	$-	$365,065
Marketable securities	375	-	375
Accounts receivable	65,576	-	65,576
Inventories	63,300	-	63,300
Prepaid expense and other current assets	8,274	3,121	11,395
Property and equipment	81,890	-	81,890
Intangible assets	721,700	-	721,700
Other assets	1,559	-	1,559
Goodwill	169,589	(3,375)	166,214
Accounts payable	(41,776)	-	(41,776)
Accrued expense and other current liabilities	(21,884)	-	(21,884)
Deferred revenue	(603)	-	(603)
Deferred tax liability	(17,237)	-	(17,237)
Other non-current liabilities	(16,335)	254	(16,081)
Total acquisition consideration	$1,379,493	$-	$1,379,493

The provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported in the Company’s December 31, 2016 Annual Report on Form 10-K. The measurement period adjustments were primarily related to the completion of the final QLogic income tax returns. The Company does not believe that the measurement period adjustments had a material impact on its consolidated statements of operations, balance sheets or cash flows in any periods previously reported.

The valuation of identifiable intangible assets and their estimated useful lives are as follows:

	Estimated Asset Fair Value	Weighted Average Useful Life (Years)
	(in thousands, except for useful life)
Existing and core technology	$578,400	6
In process research and development (IPRD)	78,900	n/a
Customer relationships	51,100	10
Tradename and trademark	13,300	5
	$721,700

The IPRD consists of two projects relating to the development of process technologies to manufacture next generation Fibre Channel and Ethernet products. The IPRD are accounted for as an indefinite-lived intangible asset until the underlying projects are completed or abandoned. The IPRD will not be amortized until the completion of the related products which is determined by when the underlying projects reached technological feasibility. Upon completion, the IPRD will be amortized over its estimated useful life; useful lives for IPRD are expected to range between 5 to 6 years. During the second quarter of 2017, the underlying project related to Ethernet had achieved production status and concurrently was introduced to the market. As such, the Company reclassified $18.6 million of the IPRD associated with the Ethernet project to existing and core technology and it is being amortized over the estimated useful life of the asset. The Fibre Channel project is expected to be completed in fiscal year 2019.

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

The following supplemental pro forma financial information summarizes the results of operations for the period presented, as if the acquisition was completed on January 1, 2015. The supplemental pro forma information reports actual operating results, adjusted to include the pro forma effect of certain fair value adjustments for acquired items, such as the amortization of identifiable intangible assets and depreciation of property and equipment. It also includes pro forma adjustments for share-based compensation expense related to replacement equity awards, interest expense on debt and amortization of deferred financing costs. The supplemental pro forma net loss and pro forma net loss per share for the three and nine months ended September 30, 2016 presented below excluded the benefit from income taxes resulting from the partial release of the net deferred tax assets valuation allowance as a result of the recognition of net deferred tax liability due to the acquisition of QLogic. See Note 8 of Notes to Condensed Consolidated Financial Statements for related discussions.

The supplemental pro forma financial information for the periods presented is as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(in thousands, except per share data)
Pro forma net revenue	$210,479	$655,347
Pro forma net loss	(86,527)	(112,580)

Pro forma net loss per share, basic	$(1.31)	$(1.71)
Pro forma net loss per share, diluted	(1.31)	(1.71)

3. Net Loss Per Common Share

The following outstanding options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Options to purchase common stock	1,149	1,366	1,207	1,366
Restricted stock units	4,026	3,504	4,412	3,504

4. Fair Value Measurements

As of September 30, 2017 and December 31, 2016, the Company’s cash equivalents consisted of an investment in a money market fund. In accordance with the guidance for fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund as Level 1, which approximated $13.2 million and $61.4 million as of September 30, 2017 and December 31, 2016, respectively. The carrying amount of the Company’s accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short term maturities.

There are no other financial assets and liabilities, except those disclosed in Note 10 of Notes to Condensed Consolidated Financial Statements that require Level 2 or Level 3 fair value hierarchy measurements and disclosures.

5. Balance Sheet Components

Inventories

	As of September 30, 2017	As of December 31, 2016
	(in thousands)
Work-in-process	$56,429	$61,363
Finished goods	38,450	58,329
	$94,879	$119,692

Property and equipment, net

	As of September 30, 2017	As of December 31, 2016
	(in thousands)
Test equipment and mask costs	$163,992	$138,633
Software, design tools, computer and other equipment	100,610	87,648
Furniture, office equipment and leasehold improvements	24,043	12,927
Construction in progress	30,105	4,767
	318,750	243,975
Less: accumulated depreciation and amortization	(149,003)	(93,113)
	$169,747	$150,862

Depreciation and amortization expense was $18.6 million and $12.1 million for the three months ended September 30, 2017 and 2016, respectively, and $56.9 million and $30.3 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company leases certain design tools under financing arrangements which are included in property and equipment. The total cost, net of accumulated amortization amounted to $33.3 million and $46.3 million at September 30, 2017 and December 31, 2016, respectively. Amortization expense related to assets recorded under financing arrangements was $4.4 million and $4.2 million for the three months ended September 30, 2017 and 2016, respectively, and $13.1 million and $15.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Accrued expenses and other current liabilities

	As of September 30, 2017	As of December 31, 2016
	(in thousands)
Accrued compensation and related benefits	$21,808	$18,197
Deferred research and development costs	5,282	25,370
Other	17,808	21,400
	$44,898	$64,967

Restructuring Accrual

The Company recorded employee severance of $12.0 million within sales, general and administrative expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2016 related to actions following the acquisition of QLogic and integration of QLogic with the Company, which had been substantially paid as of December 31, 2016. Further, the Company assumed outstanding liabilities from the restructuring initiatives undertaken by QLogic prior to the acquisition. This restructuring initiative included an excess facility which is expected to be settled over the term of the lease through April 2018. Total restructuring liability included within accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 amounted to $1.7 million and $4.3 million, respectively.

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

6. Intangible Assets, Net

	As of September 30, 2017
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Existing and core technology - product	$638,738	$(151,373)	$487,365	4.92
Technology licenses	154,920	(65,225)	89,695	4.23
Customer contracts and relationships	53,288	(7,961)	45,327	8.87
Trade name	15,596	(5,289)	10,307	3.88
Total amortizable intangible assets	$862,542	$(229,848)	$632,694	4.64
IPRD	60,300	-	60,300
Total intangible assets	$922,842	$(229,848)	$692,994

	As of December 31, 2016
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Existing and core technology - product	$620,110	$(78,017)	$542,093	5.63
Technology licenses	130,676	(48,225)	82,451	4.68
Customer contracts and relationships	53,315	(4,161)	49,154	9.62
Trade name	15,596	(3,309)	12,287	4.63
Total amortizable intangible assets	$819,697	$(133,712)	$685,985	5.18
IPRD	78,900	-	78,900
Total intangible assets	$898,597	$(133,712)	$764,885

Amortization expense was $32.8 million and $16.2 million for the three months ended September 30, 2017 and 2016, respectively, and $96.1 million and $21.1 million for the nine months ended September 30, 2017 and 2016, respectively. The following table presents the estimated future amortization expense of amortizable intangible assets as of September 30, 2017 (in thousands):

Remainder of 2017	$33,115
2018	131,646
2019	129,155
2020	124,529
2021	116,676
2022 and thereafter	97,573
$632,694

7. Stockholders’ Equity

Equity Incentive Plans

The following table summarizes the stock option activity for the nine months ended September 30, 2017:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Balance as of December 31, 2016	1,193,989	$39.68
Options granted	145,574	65.82
Options exercised	(186,808)	31.14
Options cancelled and forfeited	(4,012)	8.60
Balance as of September 30, 2017	1,148,743	44.49

The estimated weighted-average grant date fair value of options granted for the nine months ended September 30, 2017 and 2016 was $25.92 per share and $18.65 per share, respectively. There were no stock options granted during the three months ended September 30, 2017 and 2016. The fair value of each option grant for the nine months ended September 30, 2017 and 2016 were estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions below.

	Nine Months Ended September 30,
	2017	2016
Risk-free interest rate	1.89%	1.11%
Expected life	5.31 years	4.96 years
Dividend yield	0%	0%
Volatility	40.84%	42.51%

As of September 30, 2017, there was $5.9 million of unrecognized compensation costs related to stock options granted. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.66 years.

The following table summarizes the restricted stock unit award, or RSU, activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of December 31, 2016	4,119,319	$51.98
Granted	1,666,748	67.44
Vested	(1,528,637)	51.71
Cancelled and forfeited	(231,760)	58.46
Balance as of September 30, 2017	4,025,670	58.12

For the nine months ended September 30, 2017, the Company issued 1,449,872 shares of common stock in connection with the vesting of RSUs. The difference between the number of RSUs vested and the shares of common stock issued is the result of RSUs withheld in satisfaction of minimum tax withholding obligations associated with the vesting.

Included in the RSU grants in the table above was one-year performance-based RSUs granted in February 2017. The Company determined that the fair value of these performance-based RSUs was $3.6 million. The Company recorded the related stock-based compensation expense based on its evaluation of the probability of achieving the milestones of all of the outstanding performance-based RSUs as of September 30, 2017. At each reporting period, the Company evaluates the probability of achieving the milestone of each of the outstanding performance-based RSUs and updates the recognition of related stock-based compensation expense.

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

As of September 30, 2017, there was $207.2 million of unrecognized compensation costs related to RSUs granted. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.43 years.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue	$834	$396	$2,168	$821
Research and development	17,022	11,696	49,278	28,274
Sales, general and administrative	8,700	23,986	25,582	34,300
	$26,556	$36,078	$77,028	$63,395

The total stock-based compensation cost capitalized as part of inventory as of September 30, 2017 and December 31, 2016 was not material. Stock-based compensation decreased in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 partly due to the timing of recognition of incremental expense from the assumed QLogic awards.

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

The following table presents the provision for or benefit from income taxes and the effective tax rates for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Loss before income taxes	$(5,728)	$(98,456)	$(67,093)	$(109,151)
Provision for (benefit from) income taxes	486	(84,090)	716	(83,542)
Effective tax rate	(8.5)%	85.4%	(1.1)%	76.5%

The provision for income taxes for the three and nine months ended September 30, 2017 were primarily related to earnings in foreign jurisdictions. The tax provision for the nine months ended September 30, 2017 was partially offset by a tax benefit of $2.4 million due to the partial release of the valuation allowance on net deferred tax assets during the second quarter of 2017. During the second quarter of 2017, an intangible asset was reclassified from indefinite-lived to finite-lived intangible asset. Accordingly, the deferred tax liability related to this intangible asset was treated as a source of taxable income which resulted in the partial release of the valuation allowance. The benefit from income taxes in the three and nine months ended September 30, 2016 were primarily related to the partial release of the valuation allowance on net deferred tax assets of $82.9 million recognized during the third quarter of 2016, partially offset by the tax provision related to earnings in foreign jurisdictions. As a result of the QLogic acquisition, the Company recognized a net deferred tax liability mainly related to book-tax basis difference on purchased intangible assets. This net deferred tax liability was treated as a source of taxable income to support the realizability of the Company’s pre-existing deferred tax assets. As a result, the Company recorded a partial release of its valuation allowance. However, during the fourth quarter of 2016, the Company was able to assess and measure an additional deferred tax asset that existed as of the acquisition date of QLogic. Due to the identification of this additional deferred tax asset, the Company made adjustments in the fourth quarter of 2016 to certain tax balances including the reversal of the partial release of the valuation allowance recorded in the third quarter of 2016.

The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. A full valuation allowance against the Company’s federal and state net deferred tax assets has been in place since 2012. The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance on its federal and state deferred tax assets as of September 30, 2017.

The Company continues to repatriate cash from certain offshore operations in accordance with management’s review of the Company’s cash position and anticipated cash needs for investment in the Company’s core business, including interest charges and principal prepayments to the Company’s outstanding Term Loan Facility. The Company has changed its assertion regarding the repatriation of cash during the second quarter of 2017 in that the current and future earnings of certain foreign entities will no longer be indefinitely reinvested, and that the Company provides deferred taxes for the anticipated income taxes. However, given the full valuation allowance and the net operating losses in the United States, the impact to the Company’s consolidated financial statements and cash taxes is expected to be zero.

During the quarter ended September 30, 2017, the Company filed the final pre-acquisition of QLogic US federal income tax return and made measurement period adjustments to the acquired tax accounts of QLogic. As a result, the Company’s gross unrecognized tax benefits decreased from $202.4 million as of December 31, 2016 to $121.5 million as of September 30, 2017. The change had no income statement impact due to the full valuation allowance against the Company’s federal and state net deferred tax assets.

9. Segment and Geographic Information

The Company manages and operates as one reportable segment. The Company categorizes its net revenue in the following different markets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Enterprise, service provider, broadband and consumer markets	$194,712	$125,047	$560,112	$285,691
Datacenter market	57,275	43,076	163,545	91,472
	$251,987	$168,123	$723,657	$377,163

Revenues by geographic area are presented based upon the ship-to location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Net revenues by geographic area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
United States	$70,851	$54,097	$204,647	$124,707
China	62,473	40,245	170,205	90,794
Korea	23,390	18,962	66,520	27,114
Finland	16,859	6,870	49,172	35,248
Taiwan	15,208	11,105	42,141	31,198
Other countries	63,206	36,844	190,972	68,102
Total	$251,987	$168,123	$723,657	$377,163

The following table sets forth tangible long lived assets, which consist of property and equipment, net by geographic regions:

	As of September 30, 2017	As of December 31, 2016
	(in thousands)
United States	$140,172	$115,328
All other countries	29,575	35,534
Total	$169,747	$150,862

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

As of September 30, 2017 and December 31, 2016, the carrying value of the Term Facility approximates the fair value. The Company classified this under Level 2 fair value measurement hierarchy as the borrowings are not actively traded and have variable interest structure based upon market rates currently available to the Company for debt with similar terms and maturities. The following table summarizes the outstanding borrowings from the Initial Term B Loan Facility as of the periods presented:

	As of September 30, 2017	As of December 31, 2016
	(in thousands)
Principal outstanding	$610,719	$698,250
Unamortized deferred financing costs	(13,679)	(18,971)
Principal outstanding, net of unamortized deferred financing costs	$597,040	$679,279

Current portion of long-term debt	$3,270	$3,865
Long-term debt	$593,770	$675,414

The Company recognized contractual interest expense of $5.4 million and $3.4 million in the three months ended September 30, 2017 and 2016, respectively, and $16.4 million and $3.4 million in the nine months ended September 30, 2017 and 2016, respectively. Amortization of deferred financing costs was $0.7 million and $0.7 million in the three months ended September 30, 2017 and 2016, respectively, and $5.3 million and $0.7 million in the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, the Company is in compliance with the covenants specified in the Credit Agreement.

11. Commitments and Contingencies

The Company is not currently a party to any legal proceedings, the outcome of which, if determined adversely to the Company, would have a material adverse effect on the condensed consolidated financial position, condensed results of operations or condensed cash flows of the Company.

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expire on various dates ending in October 2027. On January 31, 2017, the Company entered into a lease agreement to lease approximately 116,000 sq. ft. in a building located adjacent to the Company’s corporate headquarter in San Jose, California. The lease term is through July 2027 and the Company expects to occupy the building beginning December 2017. On March 24, 2017, the Company entered into an amendment to the lease agreement dated November 18, 2016 for a building located in Irvine, California to extend the lease term through October 2027. Rent expense incurred under operating leases was $6.4 million and $3.0 million for the three months ended September 30, 2017 and 2016, respectively, and $15.6 million and $7.8 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company also has non-cancellable software and maintenance commitments which are generally billed on a quarterly basis. These commitments are included in the operating leases.

Minimum commitments under non-cancelable operating and capital lease agreements as of September 30, 2017 are as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
Remainder of 2017	$9,371	$3,814	$13,185
2018	23,657	18,057	41,714
2019	10,941	19,526	30,467
2020	-	18,685	18,685
2021	-	18,257	18,257
2022 thereafter	-	56,873	56,873
	$43,969	$135,212	$179,181
Less: Interest component (3.75% annual rate)	1,141
Present value of minimum lease payment	42,828

Current portion of the obligations	$27,803
Long-term portion of obligations	$15,025

QLogic Manufacturing Rights Buy-outs

Following the closing of the acquisition of QLogic, the Company exercised non-cancellable options to purchase the manufacturing rights from a QLogic application specific integrated circuit, or ASIC, vendor effective at the closing of the acquisition of QLogic for certain QLogic ASIC products. In consideration for the exercise of the manufacturing rights, in September 2016, the Company paid an aggregate of $55.0 million manufacturing buy-out consideration and a one-time royalty buy-out fee of $10.0 million for certain QLogic ASIC products. Further, in September 2016, the Company entered into an ownership transfer and manufacturing rights agreement with another QLogic third party ASIC vendor to acquire manufacturing rights and relieve the Company from future royalty obligations related to certain ASIC products for a total consideration of $10.0 million.

The Company determined that the total consideration of $75.0 million discussed above pertained to the use of technologies and the cost to cancel the exclusive rights to manufacture the related products. The Company estimated the components of the total consideration attributable to the use of technologies and the cost to cancel the exclusive manufacturing rights using market-based fair value estimation. The fair value estimation was determined based on inputs that are unobservable and significant to the overall fair value measurement. It was also based on estimates and assumptions made by management. As such this was classified as Level 3 fair value hierarchy measurements and disclosures. Based on the analysis, the Company attributed $42.8 million of the total consideration to the use of the related technologies in future periods and recorded this amount as intangible assets in the condensed consolidated balance sheets. The remaining balance of $32.2 million was attributed to cost to cancel the exclusive rights to manufacture the related products and was recorded as cost of revenue in the condensed consolidated statements of operations in the three and nine months ended September 30, 2016.

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

Overview

We are a provider of highly integrated semiconductor processors that enable intelligent processing for wired and wireless infrastructure and cloud for networking, communications, storage and security applications. We sell our products to networking original equipment manufacturers, or OEMs, that sell into the enterprise, datacenter, service provider, broadband and consumer markets. We also sell our products through channels, original design manufacturers, or ODMs, as well as direct sales to mega datacenters. Several of our products are systems on a chip, or SoCs, which incorporate single or multiple processor cores, a highly integrated architecture and customizable software that is based on a broad range of standard operating systems. We focus our resources on the design, sales and marketing of our products, and outsource the manufacturing of our products. Our server data and storage connectivity product portfolio was expanded by our acquisition of QLogic. These products facilitate the rapid transfer of data and enable efficient resource sharing between servers, networks and storage. We also have a broad portfolio of multi-core processors to deliver integrated and optimized hardware and software embedded solutions to the market. Our software and service revenue is primarily from the sale of software subscriptions of embedded Linux operating system, related development tools, application software stacks, support and professional services.

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

Results of Operations

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	%	2017	2016	Change	%
	(in thousands)				(in thousands)
Net revenue	$251,987	$168,123	$83,864	49.9%	$723,657	$377,163	$346,494	91.9%
Cost of revenue	114,455	120,709	(6,254)	-5.2%	364,513	190,074	174,439	91.8%
Gross Profit	$137,532	$47,414	$90,118	190.1%	$359,144	$187,089	$172,055	92.0%
Gross Margin	54.6%	28.2%	26.4%		49.6%	49.6%	0.0%

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

Three customers together accounted for 35.9% and 37.1% of our net revenue in the three and nine months ended September 30, 2017, respectively, and two customers together accounted for 24.5% and 31.4% of our net revenue in the three and nine months ended September 30, 2016, respectively. No other customer accounted for 10% or more of our revenues in the three and nine months ended September 30, 2017 and 2016.

We use distributors to support some of our sales logistics including importation and credit management. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we believe we can reasonably estimate expected returns from our existing distributors. Accordingly, we recognize sales through existing distributors at the time of shipment, reduced by our estimate of expected returns. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to OEM production ramps or new customer demands. Total net revenue through distributors accounted for 23.2% and 29.3% in the three months ended September 30, 2017 and 2016, respectively, and 23.7% and 35.4% in the nine months ended September 30, 2017 and 2016, respectively.

The increase in net revenue in the three and nine months ended September 30, 2017 compared to the same periods in 2016 was attributable mainly to the increases in sales in our enterprise, service provider, broadband and consumer markets of $69.7 million and $274.4 million, respectively. Sales in our datacenter market also increased in the three and nine months ended September 30, 2017 compared to the same periods in 2016 by $14.2 million and $72.1 million, respectively. The overall increase in revenue in the respective markets was primarily due to sales resulting from our acquisition of QLogic and the increase in demand for our products. The fluctuation in demand for our products in the respective markets was a result of the timing of our customers’ volume production of our design wins.

Our net revenue by markets for periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Enterprise, service provider, broadband and consumer markets	$194,712	$125,047	$560,112	$285,691
Datacenter market	57,275	43,076	163,545	91,472
	$251,987	$168,123	$723,657	$377,163

Revenues by geographic area are presented based upon the ship-to location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased our products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Net revenues by geographic area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
United States	$70,851	$54,097	$204,647	$124,707
China	62,473	40,245	170,205	90,794
Korea	23,390	18,962	66,520	27,114
Finland	16,859	6,870	49,172	35,248
Taiwan	15,208	11,105	42,141	31,198
Other countries	63,206	36,844	190,972	68,102
Total	$251,987	$168,123	$723,657	$377,163

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

Cost of revenue includes amortized cost of certain identifiable intangible assets from our business acquisitions to the extent those identifiable intangible assets are directly associated with cost of revenue. The total amortization expense from identifiable intangible assets acquired from business acquisitions included in the cost of revenue was $27.9 million and $12.9 million for the three months ended September 30, 2017 and 2016, respectively, and $82.7 million and $13.2 million for the nine months ended September 30, 2017 and 2016, respectively. The increased total amortization expense included in the cost of revenue was mainly due to the timing of amortization of the identifiable intangible assets acquired from the QLogic acquisition. Cost of revenue also includes manufacturing profit in acquired inventory from the acquisition of QLogic of $0.2 million and $7.3 million for the three months ended September 30, 2017 and 2016, respectively and $2.3 million and $7.3 million in the nine months ended September 30, 2017 and 2016, respectively. In the third quarter of 2016, we recorded additional cost of revenue of $32.2 million associated with the exercise of manufacturing rights. In the first quarter of 2017, we recorded additional cost of revenue of $20.5 million associated with the write-down of assets due to rationalization of certain product lines.

Gross profit increased in the three and nine months ended September 30, 2017 compared to the same periods in 2016 generally as a result of the increase in product sales. Gross margin in the three months ended September 30, 2017 increased by 26.4 percentage points compared to the same period in 2016 mainly due to the increase in product sales, lower cost of revenue due to the additional cost recognized in the third quarter of 2016 associated with the exercise of manufacturing rights, and lower manufacturing profit in acquired inventory. These favorable impacts to gross margin were partially offset by higher amortization of intangible assets. Gross margin in the nine months ended September 30, 2017 was flat compared to the same period in 2016. The higher cost of revenue associated with higher amortization of intangible assets and additional cost of revenue recorded in the first quarter of 2017 due to rationalization of certain product lines was offset by the impact of higher gross profit due to the increase in product sales, lower cost of revenue due to additional cost recognized in the third quarter of 2016 associated with the exercise of manufacturing rights and lower cost of revenue associated with the manufacturing profit in acquired inventory. Our gross margin was also slightly impacted by a shift of product sales mix. Generally, higher performance products yield higher gross margins compared to our lower performance products.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	%	2017	2016	Change	%
	(in thousands)				(in thousands)
Research and development expenses	$93,860	$67,752	$26,108	38.5%	$279,331	$170,785	$108,546	63.6%
Percent of total net revenue	37.2%	40.3%	-3.1%		38.6%	45.3%	-6.7%

The overall increase in research and development expenses in the three and nine months ended September 30, 2017 compared to the same periods in 2016 was primarily attributable to the acquisition of QLogic. Salaries and employee benefits increased by $12.6 million and $55.1 million and stock-compensation expense and related taxes increased by $5.5 million and $22.2 million in the three and nine months ended September 30, 2017, respectively, mainly as a result of the increase in headcount. Stock-based compensation was also impacted by the timing of recognition of incremental expense from the assumed QLogic awards. Depreciation and amortization expense also increased by $4.0 million and $15.2 million in the three and nine months ended September 30, 2017, respectively, due to additional property and equipment and intangible assets used for research and development acquired from third-party companies and from the acquisition of QLogic. The outsourced engineering services, facilities and other research and development expenses increased by $4.0 million and $16.0 million in the three and nine months ended September 30, 2017, respectively, due primarily to the increase in headcount, timing of our research and development work for several product families and the timing of the recognition of development funding credits.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	%	2017	2016	Change	%
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$43,184	$73,904	$(30,720)	-41.6%	$124,372	$120,711	$3,661	3.0%
Percent of total net revenue	17.1%	44.0%	-26.9%		17.2%	32.0%	-14.8%

The fluctuation in sales, general and administrative expenses in the three and nine months ended September 30, 2017 compared to the same periods in 2016 was primarily attributable to the acquisition of QLogic. Salaries and employee benefits increased by $3.9 million and $21.1 million, compared to the same periods in 2016 mainly as a result of the increase in headcount. In the third quarter of 2016, we recorded severance expense of $12.0 million related to QLogic-related-post-acquisition and integration actions. Stock-based compensation and related taxes decreased by $15.3 million and $8.4 million in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 due to the timing of recognition of incremental expense from the assumed QLogic awards, partially offset by the impact of the increase in headcount. Outside services decreased by $10.2 million and $7.2 million in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 mainly due to the timing of acquisition and integration costs incurred related to the acquisition of QLogic. Depreciation and amortization expense increased by $2.6 million and $9.1 million in the three and nine months ended September 30, 2017, compared to the same periods in 2016 mainly due to depreciable assets acquired from the QLogic acquisition. Facilities, marketing and other sales, general and administrative expenses increased by $0.3 million and $1.1 million in the three and nine months ended September 30, 2017, respectively, impacted by the increase in headcount and increase in marketing and sales related activities.

Other Expense, net. Other expense, net primarily includes interest expense associated with the debt, notes payable and capital lease and technology license obligations, amortization of deferred financing costs, interest income on cash and cash equivalents and foreign currency gains and losses. Total other expense, net for the periods presented were:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	%	2017	2016	Change	%
	(in thousands)				(in thousands)
Interest expense	$(6,493)	$(4,268)	$(2,225)	52.1%	$(22,679)	$(4,661)	$(18,018)	386.6%
Other, net	277	54	223	413.0%	145	(83)	228	-274.7%
Total other expense, net	$(6,216)	$(4,214)	$(2,002)	47.5%	$(22,534)	$(4,744)	$(17,790)	375.0%

The increase in other expense, net in the three and nine months ended September 30, 2017 compared to the same periods in 2016 was mainly due to the increase in interest expense associated with the debt and amortization of deferred financing costs. This was partly offset by higher foreign exchange gains.

Provision for Income Taxes. The quarterly provision for (benefit from) income taxes was based on our estimated annual effective tax rate, plus any discrete items, and taking into account valuation allowance, as necessary, in compliance with applicable guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income, our interpretations of tax laws and the possible outcomes of current and future audits. The following table presents the provision for or benefit from income taxes and the effective tax rates for the respective periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change		2017	2016	Change
	(in thousands)				(in thousands)
Loss before income taxes	$(5,728)	$(98,456)	$92,728	-94.2%	$(67,093)	$(109,151)	$42,058	-38.5%
Provision for (benefit from) income taxes	486	(84,090)	84,576	-100.6%	716	(83,542)	84,258	-100.9%
Effective tax rate	(8.5)%	85.4%	-93.9%		(1.1)%	76.5%	(77.6)%

The provision for income taxes for the three and nine months ended September 30, 2017 were primarily related to earnings in foreign jurisdictions. The tax provision for the nine months ended September 30, 2017 was partially offset by a tax benefit of $2.4 million due to the partial release of the valuation allowance on net deferred tax assets in the second quarter of 2017. During the second quarter of 2017, an intangible asset was reclassified from indefinite-lived to finite-lived intangible asset. Accordingly, the deferred tax liability related to this intangible asset was treated as a source of taxable income which resulted in the partial release of the valuation allowance. The benefit from income taxes in the three and nine months ended September 30, 2016 were primarily related to the partial release of the valuation allowance on net deferred tax assets of $82.9 million recognized during the third quarter of 2016, partially offset by the tax provision related to earnings in foreign jurisdictions. As a result of the QLogic acquisition, we recognized a net deferred tax liability mainly related to book-tax basis difference on purchased intangible assets. This net deferred tax liability was treated as a source of taxable income to support the realizability of our pre-existing deferred tax assets. As a result, we recorded a partial release of the valuation allowance. However, during the fourth quarter of 2016, we were able to assess and measure an additional deferred tax asset that existed as of the acquisition date of QLogic. Due to the identification of this additional deferred tax asset, we made adjustments in the fourth quarter of 2016 to certain tax balances including the reversal of the partial release of the valuation allowance recorded in the third quarter of 2016.

Liquidity and Capital Resources

Following is a summary of our working capital, cash and cash equivalents as of the periods presented:

	As of September 30, 2017	As of December 31, 2016
	(in thousands)
Working capital	$297,811	$320,883
Cash and cash equivalents	152,654	221,439

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$124,041	$(10,858)
Net cash used in investing activities	(83,412)	(648,121)
Net cash provided by (used in) financing activities	(109,414)	716,711

Cash Flows from Operating Activities

Net cash flows from operating activities increased by $134.9 million from net cash used in operating activities of $10.9 million in the nine months ended September 30, 2016 compared to net cash provided by operating activities of $124.0 million in the nine months ended September 30, 2017. Total cash inflow from operations after adjustments of certain non-cash items in the nine months ended September 30, 2017 and 2016 was $166.6 million and $12.2 million, respectively. The increase was primarily due to higher operating income as a result of the increase in revenue and lower expenses as the nine months ended September 30, 2016 included additional costs associated with the exercise of manufacturing rights and expenses associated with the acquisition of QLogic. Changes in assets and liabilities resulted in net cash outflow of $42.5 million in the nine months ended September 30, 2017 compared to $23.1 million in the nine months ended September 30, 2016. The significant changes in assets and liabilities in the nine months ended September 30, 2017 were mainly due to higher accounts receivable resulting from the timing of shipments to customers, lower inventories due to timing of inventory build-up and lower accrued expense and other current liabilities mainly due to the timing of recognition of deferred research and development costs. The significant changes in assets and liabilities in the nine months ended September 30, 2016 were higher accounts receivable resulting from the timing of shipments to customers, higher inventories due to timing of inventory build-up and higher accounts payable and other current liabilities due to the timing of payments to vendors.

Cash Flows from Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2017 was $83.4 million compared to $648.1 million in the nine months ended September 30, 2016. Net cash used in investing activities in the nine months ended September 30, 2017 resulted from the cash payments for the purchases of property and equipment of $68.8 million and intangible assets of $14.6 million.  Net cash used in investing activities in the nine months ended September 30, 2016 resulted from the cash payments for the acquisition of QLogic, net of cash assumed from the acquisition of $573.8 million, purchases of property and equipment of $48.3 million and intangible assets of $26.4 million. These cash outflows were partially offset by the proceeds from the sale of available for sale securities of $0.4 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2017 was $109.4 million compared to cash provided by financing activities of $716.7 million in the nine months ended September 30, 2016. The cash flow used in financing activities in the nine months ended September 30, 2017 was due to the principal payments of $87.5 million towards the outstanding principal balance of the debt, principal payments of capital lease and technology license obligations of $22.0 million and payment of taxes withheld on net settled vesting of restricted stock units of $5.7 million. These cash outflows were partly offset by the proceeds received from the issuance of common stock upon exercise of options of $5.8 million. Net cash provided by financing activities for the nine months ended September 30, 2016 was due to the proceeds from debt, net of deferred financing costs of $729.4 million and the proceeds from issuance of common stock upon exercise of stock options of $7.2 million. These cash inflows were partially offset by the principal payments of capital lease and technology license obligations of $18.0 million and payment of taxes withheld on net settled vesting of restricted stock units of $1.9 million.

Capital Resources

Our cash equivalents consist of an investment in a money market fund. We believe that our $152.7 million of cash and cash equivalents as of September 30, 2017, and expected cash flow from operations, if any, will be sufficient to fund our projected operating requirements for the next 12 months.

As of September 30, 2017, our international subsidiaries held $116.8 million of our total cash and cash equivalents. Certain foreign regulations could impact our ability to transfer funds to the United States. Should we decide to repatriate funds held outside of the United States, we may incur a significant tax obligation. We continue to repatriate cash from certain offshore operations in accordance with management’s review of our cash position and anticipated cash needs for investment in our core business, including interest charges and principal prepayments to our outstanding Term Loan Facility. We changed our assertion regarding the repatriation of cash during the second quarter of 2017 in that the current and future earnings of certain foreign entities will no longer be indefinitely reinvested, and that we provide deferred taxes for the anticipated income taxes. However, given the full valuation allowance and the net operating losses in the United States, the impact to our consolidated financial statements and cash taxes is expected to be zero.

As of September 30, 2017, the principal outstanding debt from our Initial Term B Loan Facility amounted to $610.7 million.

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

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known through the filing of this report, we believe our exposure related to the above indemnities as of September 30, 2017, was not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2017, we had no material off-balance sheet arrangements other than our facility operating leases.

Contractual Obligations

The table below describes our contractual payment obligations and commitments, excluding liability related to uncertain tax positions as of September 30, 2017:

	Payments Due By Period
	Remainder of 2017	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Principal payment of credit facilities	$1,530	$12,245	$12,245	$584,699	$610,719
Estimated interest on credit facilities	4,682	36,732	36,037	11,086	88,537
Operating lease obligations	3,814	37,583	36,942	56,873	135,212
Capital lease and technology license obligations	9,371	34,598	-	-	43,969
Non-cancellable purchase orders	27,381	-	-	-	27,381
Total	$46,778	$121,158	$85,224	$652,658	$905,818

On January 31, 2017, we entered into a lease agreement to lease approximately 116,000 sq. ft. in a building located adjacent to our corporate headquarter in San Jose, California. The lease term is through July 2027 and we expect to occupy the building beginning December 2017. On March 24, 2017, we entered into an amendment to the lease agreement dated November 18, 2016 for a building located in Irvine, California to extend the lease term through October 2027.

As of September 30, 2017, the liability for uncertain tax positions was $11.7 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

With our outstanding debt following the acquisition of QLogic, we are exposed to various forms of market risk, including the potential loss arising from adverse changes in interest rates on our outstanding Initial Term B Loan Facility. See Note 10 of Notes to Condensed Consolidated Financial Statements for information regarding our outstanding debt. Based on the outstanding balance of our debt, an increase or decrease in the annual interest expense following the hypothetical change in the interest rate of 0.125% to 0.50% would be approximately $0.8 million to $3.1 million. There were no other material changes to our quantitative and qualitative disclosures about market risk related to our investment activities during the nine months ended September 30, 2017 as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on February 28, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2017, we completed the integration of QLogic into Cavium’s financial accounting system and as a result, we updated some of the processes and procedures related to our internal control over financial reporting, as needed. There were no additional changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 16, 2016, in connection with our acquisition of QLogic we incurred substantial indebtedness pursuant to a Credit Agreement. The Credit Agreement provides for a $700.0 million Initial Term B Loan Facility. Our obligations under the Credit Agreement are guaranteed by a number of our subsidiaries. The Initial Term B Loan Facility will mature on August 16, 2022 and requires quarterly principal payments, with the balance payable at maturity. On March 20, 2017, we entered into an amendment to the Credit Agreement. The amendment provides for, among other things, a reduction of the interest rate margin on our outstanding Initial Term B Loan Facility by 0.75% per annum. As of September 30, 2017, the outstanding principal balance of the Initial Term B Loan Facility amounted to $610.7 million.

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

We have a history of losses during certain quarterly or annual periods since our incorporation. As of September 30, 2017, our accumulated deficit was $405.3 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that may require additional expenditures. As a result of these expenditures, we may not generate sufficient revenue to achieve profitability. Our revenue growth trend may not be sustainable, and accordingly, we may incur losses in the future.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 54.8% and 50.9% of our net revenue from our top five customers in the three months ended September 30, 2017 and 2016, respectively, and 55.2% and 51.4% in the nine months ended September 30, 2017 and 2016, respectively. Three customers together accounted for 35.9% and 37.71% of our net revenue in the three and nine months ended September 30, 2017, respectively and two customers together accounted for 24.5% and 31.4% of our net revenue in the three and nine months ended September 30, 2016, respectively. No other customer accounted for 10.0% or more of our revenues in the three and nine months ended September 30, 2017 and 2016. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and that the portion of our revenues attributable to some of these customers may increase in the future. We may not be able to maintain or increase sales to some of our top customers for a variety of reasons, including the following:

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

As of September 30, 2017, our international subsidiaries held $116.8 million of our total cash and cash equivalents. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation. We continue to repatriate cash from certain offshore operations in accordance with management’s review of our cash position and anticipated cash needs for investment in our core business, including interest charges and principal prepayments to our outstanding Term Loan Facility. We changed our assertion regarding the repatriation of cash during the second quarter of 2017 in that the current and future earnings of certain foreign entities will no longer be indefinitely reinvested, and that we provide deferred taxes for the anticipated income taxes. However, given the full valuation allowance and the net operating losses in the United States, the impact to our consolidated financial statements and cash taxes is expected to be zero.

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

CAVIUM, INC.

Date: November 7, 2017	By:	/S/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer and Vice President of Finance and Administration