Form 10-Q
period 2018-03-31
CAVIUM, INC.
filed 2018-05-02
CIK 1175609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of April 25, 2018 was: 70,022,937

CAVIUM, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of March 31, 2018	As of December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$181,601	$140,498
Accounts receivable, net	204,524	230,143
Inventories	102,171	93,674
Prepaid expenses and other current assets	29,121	22,794
Total current assets	517,417	487,109
Property and equipment, net	193,742	192,515
Intangible assets, net	633,017	664,769
Goodwill	237,692	237,692
Other assets	7,182	7,240
Total assets	$1,589,050	$1,589,325

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable	$83,952	$91,318
Accrued expenses and other current liabilities	42,648	38,753
Deferred revenue	6,751	9,236
Current portion of long-term debt	3,278	3,270
Capital lease and technology license obligations	39,583	31,435
Total current liabilities	176,212	174,012
Long-term debt	592,131	592,963
Capital lease and technology license obligations, net of current portion	9,506	15,370
Deferred tax liability	2,751	2,686
Other non-current liabilities	31,141	25,948
Total liabilities	811,741	810,979

Commitments and contingencies (Note 11)

Stockholders' equity
Common stock, par value $0.001:
70,022,937 and 69,155,793 shares issued and outstanding, respectively	70	69
Additional paid-in capital	1,223,035	1,183,819
Accumulated deficit	(446,606)	(406,352)
Accumulated other comprehensive income	810	810
Total stockholders' equity	777,309	778,346
Total liabilities and stockholders' equity	$1,589,050	$1,589,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Net revenue	$230,761	$229,577
Cost of revenue	113,080	137,454
Gross profit	117,681	92,123
Operating expenses:
Research and development	110,619	90,713
Sales, general and administrative	43,621	40,397
Total operating expenses	154,240	131,110
Loss from operations	(36,559)	(38,987)
Other expense, net:
Interest expense	(6,733)	(10,124)
Other, net	(66)	(133)
Total other expense, net	(6,799)	(10,257)
Loss before income taxes	(43,358)	(49,244)
Provision for (benefit from) income taxes	(1,371)	1,279
Net loss	$(41,987)	$(50,523)

Earnings per share:
Net loss per common share, basic	$(0.60)	$(0.75)
Shares used in computing basic net loss per common share	69,650	67,640
Net loss per common share, diluted	$(0.60)	$(0.75)
Shares used in computing diluted net loss per common share	69,650	67,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(41,987)	$(50,523)
Foreign currency translation adjustments	-	913
Comprehensive loss	$(41,987)	$(49,610)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(41,987)	$(50,523)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	28,464	23,795
Depreciation and amortization	53,618	52,237
Deferred income taxes	86	531
Amortization of deferred debt financing costs	706	3,849
Loss on disposal of property and equipment	425	109
Changes in assets and liabilities:
Accounts receivable, net	22,487	(10,782)
Inventories	(8,469)	19,323
Prepaid expenses, other current and non-current assets	1,281	(3,332)
Accounts payable	1,889	(1,481)
Deferred revenue	(753)	(199)
Accrued expenses, other current and non-current liabilities	4,650	(8,412)
Net cash provided by operating activities	62,397	25,115

Cash flows from investing activities:
Purchases of property and equipment	(17,695)	(18,111)
Purchases of intangible assets	(1,466)	(3,094)
Net cash used in investing activities	(19,161)	(21,205)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	11,115	2,843
Payment of taxes withheld on net settled vesting of restricted stock units	(390)	-
Principal payment of capital lease and technology license obligations	(11,327)	(9,783)
Principal payments of long-term debt	(1,531)	(86,000)
Net cash used in financing activities	(2,133)	(92,940)

Net increase (decrease) in cash and cash equivalents	41,103	(89,030)
Cash and cash equivalents, beginning of period	140,498	221,439
Cash and cash equivalents, end of period	$181,601	$132,409

Supplemental disclosure of cash flows from investing activities:
Additions to property and equipment and intangible assets included in accounts payable	$5,683	$10,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVIUM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

Organization

Cavium, Inc. (the “Company”) was incorporated in the state of California on November 21, 2000 and was reincorporated in the state of Delaware effective February 6, 2007. The Company designs, develops and markets semiconductor processors for intelligent and secure networks.

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

The Marvell Merger Agreement contains representations, warranties and covenants of the parties customary for a transaction of this type. The consummation of the Merger is subject to customary closing conditions, including, among other things, approval by the Company’s shareholders, approval by Parent’s shareholders of the issuance of Parent Shares in connection with the Merger (the “Parent Share Issuance”), and the receipt of certain regulatory clearances, including the required clearances from the Committee on Foreign Investment in the United States (“CFIUS”), the Ministry of Commerce of the People’s Republic of China (“MOFCOM”), and the Office for Competition and Consumer Protection of Poland (“OCCP”). On March 19, 2018, the Company’s shareholders approved the adoption of the Marvell Merger Agreement.

The Marvell Merger Agreement provides Parent and us with certain termination rights, and under certain circumstances, may require Parent or the Company to pay a termination fee. The Marvell Merger Agreement provides that in certain circumstances, the Company’s board of directors have the right to terminate the Marvell Merger Agreement in order to enter into a definitive agreement relating to a superior offer. In that event, the Marvell Merger Agreement requires the Company to pay a termination fee of $180.0 million. The Marvell Merger Agreement provides that, in certain circumstances, the Marvell board of directors have the right to terminate the Merger Agreement in order to enter into a definitive agreement relating to a superior offer. In that event, the Marvell Merger Agreement provides that Marvell pay the Company a termination fee of $180.0 million. In addition, the Merger Agreement provides that Marvell will be required to pay the Company a termination fee of $50.0 million if, under certain specified circumstances, MOFCOM approval has not been obtained and the Marvell Merger Agreement is terminated. The Marvell Merger Agreement also provides that Marvell will be required to pay the Company a termination fee of $180.0 million if, under certain specified circumstances, CFIUS Approval has not been obtained and the Merger Agreement is terminated. The transaction is expected to close in mid-calendar year 2018.

The Company recorded acquisition-related costs of approximately $0.7 million for the three months ended March 31, 2018 and cumulatively $11.9 million as of March 31, 2018, primarily for outside legal and external financial advisory fees associated with the pending acquisition by Marvell. These costs were recorded in sales, general and administrative expenses in the Company’s condensed consolidated statements of operations in the respective reporting periods. Additional acquisition-related costs are expected to be incurred through the closing of the Merger.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Cavium, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America, or US GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. For further information, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K (File No. 001-33435) for the year ended December 31, 2017 filed with the SEC on March 1, 2018.

The condensed consolidated financial statements contain all normal recurring adjustments that, in the opinion of management, are necessary to state fairly the Company’s condensed consolidated financial position as of March 31, 2018, and the condensed consolidated results of its operations for the three months ended Mach 31, 2018 and 2017, and condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by US GAAP.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There had been no changes to these accounting policies except for the recently adopted accounting guidance discussed below.

Adoption of New Revenue Recognition Standard

The Financial Accounting Standards Board, or FASB, issued accounting standard updates that create a single source of revenue guidance under US GAAP (ASC Topic 606) for all companies, in all industries, effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Under the new standard, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for goods and services. The FASB also issued additional guidance that defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. The FASB has recently issued several amendments to the new standard, including clarification on identifying performance obligations. The amendments include new guidance on Revenue from Contracts with Customers-Principal versus Agent Considerations, which clarifies the implementation guidance for principal versus agent considerations. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. This new guidance supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification.

Effective January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606. Prior period amounts are not adjusted and continue to be reported in accordance with its historic accounting under Topic 605. The sale of semiconductor products accounts for the substantial majority of the Company’s consolidated revenue and recognition for such product sales has remained the same under Topic 606 as that under Topic 605. The Company also derives revenue from licensing software, which was accounted for under software industry specific revenue guidance and primarily contributed to the adjustment to the opening balance of accumulated deficit. Certain license revenue that was historically recognized ratably over time is recognized upfront under Topic 606. The Company recognized the cumulative effect of initially adopting Topic 606 as an adjustment to the opening balance of accumulated deficit as of January 1, 2018. The Company recorded a net reduction to the opening accumulated deficit of $1.7 million as of January 1, 2018. Additionally, the sales returns reserve was historically presented as a contra-asset within accounts receivables on the Company’s consolidated balance sheets. Upon the adoption of Topic 606, the Company presents the sales returns reserve as a liability. Historically, the balance of the sales returns reserve for the periods presented was not material to the overall consolidated balance sheets.

The Company’s contracts do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive or provide financing. Contract liabilities are primarily related to extended warranty and software post-contract customer support. Advance payments are received at the beginning of warranty or support period, and contract liabilities are reclassified to revenue ratably over the warranty or support period. The balance of contract liabilities approximates the aggregate amount of the transaction price allocated to the unsatisfied performance obligations at the end of reporting period. In the three months ended March 31, 2018, the Company did not recognize any material revenue adjustment related to performance obligations satisfied in prior periods as a result of changes in estimated variable consideration. The Company has elected to apply the optional exemption and is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are part of a contract with an expected duration of less than 12 months. Because the majority of the Company’s performance obligations in its contracts with customers relate to contracts with a duration of less than one year, transaction price allocated to unsatisfied performance obligations included in contracts with duration of more than 12 months was not material.

The Company has elected to apply the practical expedient to expense commission costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. As a result, no commission costs are capitalized.

Revenue Recognition Policy effective January 1, 2018

The Company recognizes revenue when control of its goods and services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for its services. Sales taxes are excluded from revenue. The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

Revenue for semiconductor products is recognized when the control is transferred to the customer, which is typically upon shipment to customers. The Company accounts for the right of returns, rebates and other pricing adjustments as variable consideration and uses the portfolio approach to estimate these amounts based on the expected amount to be provided to customers and reduce the revenue recognized. The Company estimates sales returns and rebates based on the Company’s historical patterns of return and pricing credits.

Software arrangements typically include time-based open-source and proprietary software licenses for 12 months with related support. For proprietary software licenses that constitute functional intellectual properties, revenue will be recognized at the later of when (i) the license term starts and (ii) the software is made available to customers. The revenues from fixed-price support or maintenance performance obligations, including extended warranty and software post-contract customer support, are recognized ratably over the support period consistently with the stand-ready nature of these performance obligations. For fixed-fee professional services arrangements, revenue is recognized over time based on hour-to-hour measure, which best depicts our performance toward complete satisfaction of the performance obligation based on the nature of such professional services.

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices charged to customers except for subscription to its open-source software products, proprietary software development kits bundled with such subscriptions and certain post-contract customer support due to lack or insufficient number of standalone sales of such products. In such cases, the Company determines its standalone selling prices based on the target pricing, by reference to industry practice for pricing similar products or based on cost plus a reasonable margin approach.

Other Recently Adopted Accounting Standards

In May 2017, the FASB issued an update to the guidance on stock-based compensation which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under this updated standard, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, and will be applied prospectively to awards modified on or after the adoption date. The Company adopted this standard effective on January 1, 2018. The Company did not have stock-based compensation accounted for as modifications during the period that requires to be accounted under the updated guidance.

In November 2016, the FASB issued an update to the guidance on statement of cash flows - restricted cash presentation. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. The Company adopted this standard effective on January 1, 2018. The Company does not have restricted cash in the periods presented.

In October 2016, the FASB issued an update to the guidance on income taxes. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this standard effective on January 1, 2018 and it did not result in any material impact on its consolidated financial statements.

In August 2016, the FASB issued new guidance on cash flow classification of certain cash receipts and cash payments. This new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods during the annual period and require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company adopted this standard effective on January 1, 2018. The Company did not have cash receipts and cash payments during the reporting period that requires to be accounted under the updated guidance.

Update to Recently Issued Accounting Standards Not Yet Effective

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

The Company allocated the acquisition consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The final purchase price allocation was as follows (in thousands):

Cash and cash equivalents	$365,065
Marketable securities	375
Accounts receivable	65,576
Inventories	63,300
Prepaid expense and other current assets	11,395
Property and equipment	81,890
Intangible assets	721,700
Other assets	1,559
Goodwill	166,214
Accounts payable	(41,776)
Accrued expense and other current liabilities	(21,884)
Deferred revenue	(603)
Deferred tax liability	(17,237)
Other non-current liabilities	(16,081)
Total acquisition consideration	$1,379,493

The valuation of identifiable intangible assets and their estimated useful lives are as follows:

	Estimated Asset Fair Value	Weighted Average Useful Life (Years)
	(in thousands, except for useful life)
Existing and core technology	$578,400	6
In-process research and development (IPRD)	78,900	n/a
Customer relationships	51,100	10
Tradename and trademark	13,300	5
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

3. Net Loss Per Common Share

The following outstanding options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Options to purchase common stock	841	1,232
Restricted stock units	4,231	4,367

4. Fair Value Measurements

As of March 31, 2018 and December 31, 2017, the Company’s cash equivalents were comprised of an investment in a money market fund. In accordance with the guidance for fair value measurements and disclosures, the Company determined the fair value hierarchy of its money market fund as Level 1, which approximated $39.4 million and $39.7 million as of March 31, 2018 and December 31, 2017, respectively. The carrying amount of the Company’s accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

There are no other financial assets and liabilities, except those disclosed in Note 10 of Notes to Condensed Consolidated Financial Statements that require Level 2 or Level 3 fair value hierarchy measurements and disclosures.

5. Balance Sheet Components

Inventories

	As of March 31, 2018	As of December 31, 2017
	(in thousands)
Work-in-process	$57,141	$54,835
Finished goods	45,030	38,839
	$102,171	$93,674

Property and equipment, net

	As of March 31, 2018	As of December 31, 2017
	(in thousands)
Test equipment and mask costs	$184,344	$174,710
Software, design tools, computer and other equipment	109,114	114,322
Furniture, office equipment and leasehold improvements	50,703	50,754
Construction in progress	20,029	20,368
	364,190	360,154
Less: accumulated depreciation and amortization	(170,448)	(167,639)
	$193,742	$192,515

Depreciation and amortization expense was $21.0 million and $20.8 million for the three months ended March 31, 2018 and 2017, respectively.

The Company leases certain design tools under financing arrangements which are included in property and equipment, which total cost, net of accumulated amortization amounted to $50.6 million and $43.7 million as of March 31, 2018 and December 31, 2017, respectively. Amortization expense related to assets recorded under capital lease and certain financing arrangements was $6.3 million and $4.3 million for the three months ended March 31, 2018 and 2017, respectively.

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

Accrued expenses and other current liabilities

	As of March 31, 2018	As of December 31, 2017
	(in thousands)
Accrued compensation and related benefits	$23,086	$18,576
Other	19,562	20,177
	$42,648	$38,753

Other non-current liabilities

	As of March 31, 2018	As of December 31, 2017
	(in thousands)
Accrued rent	$21,393	$12,813
Other	9,748	13,135
	$31,141	$25,948

6. Intangible Assets, Net

	As of March 31, 2018
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Existing and core technology - product	$638,738	$(201,025)	$437,713	4.42
Technology licenses	159,534	(76,281)	83,253	3.98
Customer contracts and relationships	53,288	(10,514)	42,774	8.37
Trade name	15,596	(6,619)	8,977	3.38
Total amortizable intangible assets	$867,156	$(294,439)	$572,717	4.19
IPRD	60,300	-	60,300
Total intangible assets	$927,456	$(294,439)	$633,017

	As of December 31, 2017
	Gross	Accumulated Amortization	Net	Weighted average remaining amortization period (years)
	(in thousands)
Existing and core technology - product	$638,738	$(176,199)	$462,539	4.67
Technology licenses	158,997	(70,759)	88,238	4.11
Customer contracts and relationships	53,288	(9,238)	44,050	8.62
Trade name	15,596	(5,954)	9,642	3.63
Total amortizable intangible assets	$866,619	$(262,150)	$604,469	4.42
IPRD	60,300	-	60,300
Total intangible assets	$926,919	$(262,150)	$664,769

Amortization expense was $32.7 million and $31.4 million for the three months ended March 31, 2018 and 2017, respectively.

The following table presents the estimated future amortization expense of amortizable intangible assets as of March 31, 2018 (in thousands):

Remainder of 2018	$99,443
2019	130,315
2020	125,827
2021	117,536
2022	80,336
2023 and thereafter	19,260
$572,717

7. Stockholders’ Equity

Equity Incentive Plans

The following table summarizes the stock option activity for the three months ended March 31, 2018:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Balance as of December 31, 2017	1,130,016	44.65
Options granted	1,175	89.80
Options exercised	(290,593)	38.25
Options cancelled and forfeited	-	-
Balance as of March 31, 2018	840,598	46.93

Stock options granted during the quarter ended March 31, 2018 was not material. As of March 31, 2018, there was $4.7 million of unrecognized compensation cost related to stock options granted. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.31 years.

The following table summarizes the restricted stock unit award, or RSU, activity for the three months ended March 31, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of December 31, 2017	3,622,824	58.35
Granted	1,282,753	89.71
Vested	(580,950)	56.00
Cancelled and forfeited	(93,590)	64.85
Balance as of March 31, 2018	4,231,037	68.04

In January 2018, the Company granted two-year performance based RSUs with grant date fair value of $4.6 million. The Company recorded the related stock-based compensation expense based on its evaluation of the probability of achieving the milestones of all of the outstanding performance-based RSUs at each reporting period.

The Company also granted three-year vesting market-based RSU in January 2018 with grant date fair value of $1.6 million. This market-based RSU will vest if: (i) during the performance period, the Company’s total stockholder return is equal to or greater than that of the industry index set by the Compensation Committee of the Board of Directors; and (ii) the recipient remains in continuous service with the Company through such vesting period. The fair value of the market-based RSU was determined by management using the Monte Carlo simulation method which took into account multiple input variables that determine the probability of satisfying the market conditions stipulated in the award.

As of March 31, 2018, there was $256.0 million of unrecognized compensation costs related to RSUs. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.58 years.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of revenue	$836	$681
Research and development	18,508	15,066
Sales, general and administrative	9,120	8,048
	$28,464	$23,795

The total stock-based compensation cost capitalized as part of inventory as of March 31, 2018 and December 31, 2017 was not material.

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

The following table presents the provision for or benefit from income taxes and the effective tax rates for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Loss before income taxes	$(43,358)	$(49,244)
Provision for (benefit from) income taxes	(1,371)	1,279
Effective tax rate	3.2%	(2.6)%

The benefit from income taxes for the three months ended March 31, 2018 was mainly due to a partial release of unrecognized tax benefit liability resulting from a settlement of a tax audit. This tax benefit was partially offset by the provision for income taxes on earnings in foreign jurisdictions. The provision for income taxes for the three months ended March 31, 2017 was primarily related to tax on earnings in foreign jurisdictions. The difference between the provision for income taxes that would be derived by applying the statutory rate to our loss before income taxes and the benefit for income taxes recorded in three months ended March 31, 2018 was primarily attributable to the release of unrecognized tax benefit as a result of a settlement of a tax audit and the difference in foreign tax rates. The difference between the provision for income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision for income taxes recorded in the three months ended March 31, 2017 was primarily attributable to the difference in foreign tax rates and change in deferred tax liability related to the indefinite lived intangible assets.

The Company’s net deferred tax assets relate predominantly to its United States tax jurisdiction. A full valuation allowance against the Company’s federal and state net deferred tax assets has been in place since 2012. The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance on its federal and state deferred tax assets as of March 31, 2018.

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act (the “Act”), which significantly changes the existing U.S. tax laws. Major reforms in the legislation include reduction in the corporate tax rate and a move from a worldwide tax system to a territorial system. As a result of the enactment of the legislation, the Company recognized a tax benefit of $11.6 million in its consolidated statement of operations in the fourth quarter of 2017 primarily due to reduction of its net long-term deferred tax liabilities recorded on the Company’s consolidated balance sheet. The enactment of the Act provides a one-time deemed repatriation tax, or “transition tax” on undistributed foreign earnings which required the Company to reclassify its deferred tax liabilities related to undistributed foreign earnings to income tax payable. The one-time transition tax is based on the Company’s total post-1986 earnings and profits, or “E&P”. The Company recorded a provisional amount for the transition tax resulting in a reduction of net operating loss carryforwards. However, given the net operating losses and the full valuation allowance on the Company’s net deferred income tax assets in the U.S., the Company will have no cash tax impact in the U.S. The Company has not finalized its calculation of the E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. Under the provisions of the Act, all foreign earnings are subject to U.S. taxation. As a result, the Company intends to repatriate substantially all foreign earnings that have been taxed in the U.S. to the extent that the foreign earnings are not restricted by local laws or accounting rules, and there are no substantial incremental costs associated with repatriating the foreign earnings. The Company continues to maintain its indefinite reinvestment policy with respect to immaterial earnings from certain subsidiaries and the associated tax cost is insignificant.

The changes included in the Act are broad and complex. The final transition impacts of the Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act, or any updates or changes to estimates that the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates, cumulative unrepatriated foreign earnings and foreign exchange rates of foreign subsidiaries. The SEC has issued guidance that would allow for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. Any adjustments to these provisional amounts will be reported as a component of income tax expense or benefit in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018. The Company has not made any additional measurement-period adjustments related to these items during the quarter. However, the Company is continuing to gather additional information to complete its accounting for these items and expects to complete its accounting within the prescribed measurement period.

Because of the complexity of the new Global Intangible Low Tax Income (“GILTI”) rules, the Company is continuing to evaluate this provision of the Act. Under U.S. GAAP, the Company can make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has not recorded any potential deferred tax effects related to GILTI in its consolidated financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI or use the period cost method. However, the Company included the estimated 2018 current GILTI impact in its annual effective tax rate estimate for 2018.

9. Segment and Geographic Information

The Company manages and operates as one reportable segment. The Company categorizes its net revenue in the following different markets:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Enterprise, service provider, broadband and consumer markets	$181,809	$177,888
Datacenter market	48,952	51,689
	$230,761	$229,577

Revenues by geographic area are presented based upon the ship-to location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers.

Net revenues by geographic area are as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
United States	$55,734	$65,907
China	49,050	50,890
Korea	36,244	20,696
Other countries	89,733	92,084
Total	$230,761	$229,577

The following table sets forth tangible long-lived assets, which consist of property and equipment, net by geographic regions:

	As of March 31, 2018	As of December 31, 2017
	(in thousands)
United States	$165,392	$161,249
All other countries	28,350	31,266
Total	$193,742	$192,515

10. Debt

On August 16, 2016, in connection with the acquisition of QLogic, the Company incurred substantial indebtedness pursuant to a Credit Agreement. The Credit Agreement provides for a $700.0 million Initial Term B Loan Facility which will mature on August 16, 2022 and requires quarterly principal payments commencing on December 31, 2016 equal to 0.25% of the aggregate original principal amount, with the balance payable at maturity (in each case subject to adjustment for prepayments). In January 2017, the Company made prepayments of $86.0 million towards the outstanding principal balance of the Initial Term B Loan Facility and recorded additional amortization of the debt financing costs of $2.5 million associated with these principal payments in the first quarter of 2017.

The interest rates applicable to loans outstanding under the original Credit Agreement with respect to the Initial Term B Loan Facility are, at the Company's option, equal to either a base rate plus a margin of 2.00% per annum or LIBOR plus a margin of 3.00% per annum. In no event shall the LIBOR for any interest period be less than 0.75% with respect to the Initial Term B Loan Facility. On March 20, 2017, the Company entered into an amendment to its Credit Agreement. The amendment provides for, among other things, a reduction of the interest rate margin by 0.75% per annum, substantially all of which was treated as a debt modification. As such, the Company wrote-off an immaterial amount of the deferred financing costs associated with the extinguished portion of the debt in the first quarter of 2017 and continues to amortize the remaining unamortized deferred financing costs over the remaining term of the Initial Term B Loan Facility.

As of March 31, 2018 and December 31, 2017, the carrying value of the Term Facility approximates the fair value basis. The Company classified the Term Loan B Facility under Level 2 of the fair value measurement hierarchy as the borrowings are not actively traded and have variable interest structure based upon market rates currently available to the Company for debt with similar terms and maturities. The following table summarizes the outstanding borrowings from the Initial Term B Loan Facility as of the periods presented:

	As of March 31, 2018	As of December 31, 2017
	(in thousands)
Principal outstanding	$607,658	$609,189
Unamortized deferred financing costs	(12,249)	(12,956)
Principal outstanding, net of unamortized deferred financing costs	$595,409	$596,233

Current portion of long-term debt	$3,278	$3,270
Long-term debt	$592,131	$592,963

For the three months ended March 31, 2018 and 2017, the Company recognized contractual interest expense on debt of $5.9 million and $5.9 million, respectively, and amortization of deferred financing costs of $0.7 million and $3.8 million, respectively. Unamortized deferred financing costs was recorded as a reduction to principal outstanding in the condensed consolidated balance sheets and is being amortized over the term of the Term Facility.

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of the Company and its subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, payment of dividends, transfer or sell assets and make restricted payments. These covenants are subject to a number of limitations and exceptions set forth in the Credit Agreement. The Company was in compliance with these covenants as of March 31, 2018.

11. Commitments and Contingencies

Operating and Capital Leases

The Company leases its facilities under non-cancelable operating leases, which contain renewal options and escalation clauses, and expire on various dates ending in October 2027. Rent expense incurred under operating leases was $5.0 million and $4.3 million for the three months ended March 31, 2018 and 2017, respectively. The Company acquired certain assets under capital lease and technology license obligations. The capital lease and technology license obligations include future cash payments payable primarily for license agreements with various vendors.

On February 16, 2018, the Company signed a new purchase agreement with a third-party vendor for $23.2 million, payable in quarterly installments up to June 2019, in exchange for a 20-month license to certain design tools. This new purchase agreement replaced the purchase agreement entered into by the Company in September 2016 with the same third-party company for $31.5 million in exchange for a three-year license to certain design tools. The present value of the aggregate total consideration was recorded as design tools under property and equipment which will be amortized over the term of the license and the related liability was recorded under capital lease and technology license obligations. As a result of the cancellation of the September 2016 purchase agreement in February 2018, the Company wrote-off the related design tools within property and equipment and the unpaid installment obligations under capital lease and technology license obligations.

Minimum commitments under non-cancelable operating and capital lease agreements as of March 31, 2018 are as follows:

	Capital lease and technology license obligations	Operating leases	Total
	(in thousands)
Remainder of 2018	$34,313	$14,517	$48,830
2019	15,806	19,591	35,397
2020	-	18,726	18,726
2021	-	18,292	18,292
2022	-	42,974	42,974
2023 thereafter	-	57,000	57,000
	$50,119	$171,100	$221,219
Less: Interest component	1,030
Present value of minimum lease payment	49,089

Current portion of the obligations	$39,583
Long-term portion of obligations	$9,506

Merger Termination Fee

As discussed in Note 1 of Notes to Condensed Consolidated Financial Statements, the Marvell Merger Agreement provides Marvell and the Company with certain termination rights and, under certain circumstances specified in the Marvell Merger Agreement, the Company could be required to pay Marvell a termination fee of up to $180.0 million.

Legal Proceedings

Four putative class actions challenging the Merger have been filed on behalf of the Company’s shareholders in the United States District Court for the Northern District of California. On January 2, 2018, a putative class action was filed by Scott Fineberg (Fineberg v. Cavium et al.). On January 8, 2018, a putative class action was filed by Tammy Raul (Raul v. Cavium et al.). Also, on January 8, 2018, a putative class action was filed by Shiva Stein (Stein v. Cavium et al.). Finally, on January 12, 2018, a putative class action was filed by Jordan Rosenblatt (Rosenblatt v. Cavium et al.). All four complaints assert claims for violation of section 14(a), Rule 14a-9 and section 20(a) based on allegations that the Registration Statement on Form S-4 filed by Marvell with the SEC on December 21, 2017 omits material information. Two of the complaints are filed against the Company and its directors; the other two complaints name those defendants as well as the Marvell entities. All complaints also assert control person claims against the members of Company’s board of directors. The Company believes the allegations and claims asserted in the complaints in the four putative class actions are without merit, and the Company intends to vigorously defend its position.

A fifth putative class action challenging the Merger was filed on January 29, 2018 in the Superior Court of California, Monterey County, by Paul Berger (“the Plaintiff”) on behalf of the Company’s shareholders (Berger v. Ali et al.). The Berger complaint asserts claims for breach of fiduciary duty against the Company and its directors based on allegations that the Merger provides shareholders insufficient value and that the proxy statement omits material information. On February 13, 2018, the plaintiff in the Berger action filed a motion for a temporary restraining order, seeking to enjoin the shareholder vote pending a hearing on a yet-to-be-filed preliminary injunction motion. On March 5, 2018, the Company entered into a Memorandum of Understanding (the “MOU”) with the Plaintiff in the Lawsuit. In the MOU, the Plaintiff acknowledged that the Lawsuit has become moot because the Defendants disclosed additional information sought by Plaintiff in his complaint in the Joint Proxy Statement/Prospectus. The Plaintiff agreed to withdraw his previously filed application for a temporary restraining order seeking to enjoin the Proposed Merger and to dismiss the Lawsuit. On March 5, 2018, the Plaintiff filed a stipulation with the Superior Court of the State of California for the County of Monterey (i) withdrawing his application for a temporary restraining order and (ii) dismissing the claims asserted on his behalf with prejudice and on behalf of the purported class of the Company’s stockholders without prejudice. As set forth in the stipulation, counsel for the Plaintiff has reserved the right to seek an award of attorneys’ fees and reimbursement of expenses based on the creation of a benefit to the Company’s shareholders through the disclosure of additional information prompted by the pendency and prosecution of the Lawsuit. The Company has reserved the right to contest the amount of any fee and expense petition that the Plaintiff may pursue. If the parties cannot agree on a fee award for the Plaintiff’s counsel, the Superior Court of the State of California for the County of Monterey will ultimately determine the amount of fee award for the Plaintiff’s counsel, if any. The fee award for the Plaintiff’s counsel will not affect the amount of merger consideration to be paid by Marvell in connection with the Proposed Merger.

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

The Marvell Merger Agreement contains representations, warranties and covenants of the parties customary for a transaction of this type. The consummation of the Merger is subject to customary closing conditions, including, among other things, approval by our shareholders, approval by Parent’s shareholders of the issuance of Parent Shares in connection with the Merger (the “Parent Share Issuance”), and the receipt of certain regulatory clearance, including the required clearances from CFIUS, MOFCOM, and the OCCP. On March 19, 2018, our shareholders approved the adoption of the Marvell Merger Agreement.

The Marvell Merger Agreement provides Parent and us with certain termination rights, and under certain circumstances, may require Parent or us to pay a termination fee. The Marvell Merger Agreement provides that in certain circumstances, our board of directors have the right to terminate the Marvell Merger Agreement in order to enter into a definitive agreement relating to a superior offer. In that event, the Marvell Merger Agreement requires us to pay a termination fee of $180.0 million. The Marvell Merger Agreement provides that, in certain circumstances, the Marvell board of directors have the right to terminate the Merger Agreement in order to enter into a definitive agreement relating to a superior offer. In that event, the Marvell Merger Agreement provides that Marvell pay us a termination fee of $180.0 million. In addition, the Merger Agreement provides that Marvell will be required to pay us a termination fee of $50.0 million if, under certain specified circumstances, MOFCOM approval has not been obtained and the Marvell Merger Agreement is terminated. The Marvell Merger Agreement also provides that Marvell will be required to pay us a termination fee of $180.0 million if, under certain specified circumstances, CFIUS Approval has not been obtained and the Merger Agreement is terminated. The transaction is expected to close in mid-calendar year 2018.

The foregoing description of the Marvell Merger Agreement and the Merger does not purport to be complete and is subject to, and qualified in its entirety by, (i) the full text of the Marvell Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Form 8-K filed by us on November 22, 2017. Additionally, the Registration Statement on Form S-4/A filed by Marvell on January 24, 2018, as may be amended (“the Registration Statement”) describes the Marvell Merger Agreement and the Merger in more detail. Investors and security holders are urged to read the prospectus/joint proxy statement included in the Registration Statement and any other relevant documents that have been or will be filed with the SEC carefully and in their entirety because they contain or will contain important information about the Merger.

Results of Operations

Our net revenue, cost of revenue, gross profit and gross margin for the periods presented were:

	Three Months Ended March 31,
	2018	2017	Change	%
	(in thousands)
Net revenue	$230,761	$229,577	$1,184	0.5%
Cost of revenue	113,080	137,454	(24,374)	-17.7%
Gross Profit	$117,681	$92,123	$25,558	27.7%
Gross Margin	51.0%	40.1%	10.9%

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

We adopted the new revenue recognition standard using the modified retrospective method effective January 1, 2018. The adoption of the new revenue recognition standard did not result in a material change to our consolidated financial statements, nor did it change the timing of recognition of revenue for the sale of semiconductor products, which represent the substantial majority of our consolidated revenue. See Note 1 of Notes to Condensed Consolidated Financial Statements for detailed discussions of the adoption of the new revenue recognition standard.

Three customers together accounted for 40.0% and 37.6% of our net revenue for the three months ended March 31, 2018 and 2017, respectively. No other customer accounted for more than 10% of our net revenue in the three months ended March 31, 2018 and 2017. We use distributors to support some of our sales logistics including importation and credit management. While we have purchase agreements with our distributors, the distributors do not have long-term contracts with any of the equipment providers. Our distributor agreements limit the distributor’s ability to return product up to a portion of purchases in the preceding quarter. Given our experience, along with our distributors’ limited contractual return rights, we are able to reasonably estimate expected returns from our existing distributors and recognize sales through existing distributors at the time of shipment, reduced by our estimate of expected returns. The inventory at these distributors at the end of the period may fluctuate from time to time mainly due to the OEM production ramps or new customer demands. Total net revenue through distributors accounted for 21.0% and 19.8% in the three months ended March 31, 2018 and 2017, respectively.

The increase in net revenue in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was attributable mainly to the increases in sales in our enterprise, service provider, broadband and consumer markets of $3.9 million. This was partially offset by the decrease in sales in our datacenter market by $2.7 million. The overall increase and decrease in revenue in the respective markets were primarily due to fluctuation in demand for our products as a result of the timing of our customers’ volume production of our design wins.

Our net revenue by markets for periods indicated was as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Enterprise, service provider, broadband and consumer markets	$181,809	$177,888
Datacenter market	48,952	51,689
	$230,761	$229,577

Revenues by geographic area are presented based upon the ship-to location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased our products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Net revenues by geographic area are as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
United States	$55,734	$65,907
China	49,050	50,890
Korea	36,244	20,696
Other countries	89,733	92,084
Total	$230,761	$229,577

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

Cost of revenue includes amortized cost of certain identifiable intangible assets from our business acquisitions to the extent those identifiable intangible assets are directly associated with cost of revenue. The total amortization expense from identifiable intangible assets acquired from business acquisitions included in the cost of revenue was $27.9 million and $27.1 million in the three months ended March 31, 2018 and 2017, respectively. In the three months ended March 31, 2017, we recorded additional cost of revenue of $20.5 million associated with the write-down of assets due to rationalization of certain product lines.

Gross profit increased in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 generally as a result of the increase in product sales. Gross margin in the three months ended March 31, 2018 increased by 10.9 percentage points compared to the three months ended March 31, 2017 mainly due to additional cost of revenue recorded in the three months ended March 31, 2017 as a result of rationalization of certain product lines. In addition, our gross margin was also slightly impacted by a shift of product sales mix. Generally, higher performance products yield higher gross margins compared to our lower performance products.

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

	Three Months Ended March 31,
	2018	2017	Change	%
	(in thousands)
Research and development expenses	$110,619	$90,713	$19,906	21.9%
Percent of total net revenue	47.9%	39.5%	8.4%

The increase in research and development expenses in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was mainly due to an increase in salaries and employee benefits of $9.5 million and an increase in stock-based compensation expense and related taxes of $4.0 million, both primarily as a result of the increase in headcount. Depreciation and amortization expense also increased by $2.0 million due to additional property and equipment and intangible assets used for research and development. The outsourced engineering services, facilities and other research and development expenses increased by $4.4 million, primarily due to the timing of the recognition of development funding credits, increase in headcount and timing of our research and development work for several product families.

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

	Three Months Ended March 31,
	2018	2017	Change	%
	(in thousands)
Sales, general and administrative expenses	$43,621	$40,397	$3,224	8.0%
Percent of total net revenue	18.9%	17.6%	1.3%

The increase in sales, general and administrative expenses in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was mainly due to increase in salaries and employee benefits by $1.0 million and increase in stock-based compensation expense and related taxes by $1.2 million, which were both primarily as a result of the increase in headcount. Outside services, facilities and other sales, general and administrative expenses increased by $1.0 million mainly due to higher outside services costs incurred in connection with the pending merger with Marvell and higher other miscellaneous expenses.

Other Expense, net. Other expense, net primarily includes interest expense associated with the debt, notes payable and capital lease and technology license obligations, amortization of deferred financing costs, interest income on cash and cash equivalents and foreign currency gains and losses. Total other expense, net for the periods presented were:

	Three Months Ended March 31,
	2018	2017	Change	%
	(in thousands)
Interest expense	$(6,733)	$(10,124)	$3,391	-33.5%
Other, net	(66)	(133)	67	-50.4%
Total other expense, net	$(6,799)	$(10,257)	$3,458	-33.7%

The decrease in other expense, net in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was mainly due to higher amortization of debt financing cost in the three months ended March 31, 2017 as a result of the principal prepayments made towards the outstanding principal balance of the Initial Term B Loan Facility during the first quarter of 2017.

Provision for Income Taxes. The quarterly provision for (benefit from) income taxes was based on our estimated annual effective tax rate, plus any discrete items, and taking into account valuation allowance, as necessary, in compliance with applicable guidance. We update our estimated annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income, our interpretations of tax laws and the possible outcomes of current and future audits. The following table presents the provision for or benefit from income taxes and the effective tax rates for the respective periods presented:

	Three Months Ended March 31,
	2018	2017	Change	%
	(in thousands)
Loss before income taxes	$(43,358)	$(49,244)	$5,886	(12.0)%
Provision for (benefit from) income taxes	(1,371)	1,279	(2,650)	-207.2%
Effective tax rate	3.2%	(2.6)%	5.8%

The benefit from income taxes for the three months ended March 31, 2018 was mainly due to a partial release of unrecognized tax benefit liability resulting from a settlement of a tax audit. This tax benefit was partially offset by the provision for income taxes on earnings in foreign jurisdictions. The provision for income taxes for the three months ended March 31, 2017 was primarily related to tax on earnings in foreign jurisdictions. The difference between the provision for income taxes that would be derived by applying the statutory rate to our loss before income taxes and the benefit for income taxes recorded in the three months ended March 31, 2018 was primarily attributable to the release of unrecognized tax benefit as a result of a settlement of a tax audit and the difference in foreign tax rates. The difference between the provision for income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision for income taxes recorded in the three months ended March 31, 2017 was primarily attributable to the difference in foreign tax rates and change in deferred tax liability related to the indefinite lived intangible assets.

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act (the “Act”), which significantly changes the existing U.S. tax laws. Major reforms in the legislation include reduction in the corporate tax rate and a move from a worldwide tax system to a territorial system. As a result of the enactment of the legislation, we recognized a tax benefit of $11.6 million on our consolidated statement of operations in the fourth quarter of 2017 primarily due to reduction of our net long-term deferred tax liabilities recorded on our consolidated balance sheet. The enactment of the Act provides a one-time deemed repatriation tax, or “transition tax” on undistributed foreign earnings which required us to reclassify our deferred tax liabilities related to undistributed foreign earnings to income tax payable. The one-time transition tax is based on our total post-1986 earnings and profits, or “E&P”. We recorded a provisional amount for the transition tax resulting in a reduction of our net operating loss carryforwards. However, given the net operating losses and the full valuation allowance on our net deferred income tax assets in the U.S., we will have no cash tax impact in the U.S. We have not finalized our calculation of the E&P for our foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. Under the provisions of the Act, all foreign earnings are subject to U.S. taxation. As a result, we intend to repatriate substantially all foreign earnings that have been taxed in the U.S. to the extent that the foreign earnings are not restricted by local laws or accounting rules, and there are no substantial incremental costs associated with repatriating the foreign earnings. We continue to maintain our indefinite reinvestment policy with respect to immaterial earnings from certain subsidiaries and the associated tax cost is insignificant.

The changes included in the Act are broad and complex. The final transition impacts of the Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act, or any updates or changes to estimates that we have utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates, cumulative unrepatriated foreign earnings and foreign exchange rates of foreign subsidiaries. The SEC has issued guidance that would allow for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. Any adjustments to these provisional amounts will be reported as a component of income tax expense or benefit in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018. We have not made any additional measurement-period adjustments related to these items during the quarter. However, we are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.

Because of the complexity of the new Global Intangible Low Tax Income (“GILTI”) rules, we are continuing to evaluate this provision of the Act. Under U.S. GAAP, we can make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). We have not recorded any potential deferred tax effects related to GILTI in our consolidated financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI or use the period cost method. However, we included the estimated 2018 current GILTI impact in our annual effective tax rate estimate for 2018.

Liquidity and Capital Resources

Following is a summary of our working capital, cash and cash equivalents as of the periods presented:

	As of March 31, 2018	As of December 31, 2017
	(in thousands)
Working capital	$341,205	$313,097
Cash and cash equivalents	181,601	140,498

Following is a summary of our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$62,397	$25,115
Net cash used in investing activities	(19,161)	(21,205)
Net cash used in financing activities	(2,133)	(92,940)

Cash Flows from Operating Activities

Net cash flows from operating activities increased by $37.3 million from net cash provided from operating activities of $25.1 million in the three months ended March 31, 2017 compared to $62.4 million in the three months ended March 31, 2018. Total cash inflow from operations after adjustments of certain non-cash items in the three months ended March 31, 2018 and 2017 was $41.3 million and $30.0 million, respectively. The increase was primarily due to higher operating income as a result of the increase in gross margin. Changes in assets and liabilities resulted in net cash inflow of $21.1 million in the three months ended March 31, 2018 compared to cash outflow of $4.9 million in the three months ended March 31, 2017. The significant changes in assets and liabilities in the three months ended March 31, 2018 were mainly due to lower accounts receivable resulting from the timing of shipments to and collections from the customers and higher inventories due to timing of inventory build-up. The significant changes in assets and liabilities in the three months ended March 31, 2017 were lower inventories mainly due to write-down of inventories resulting from the rationalization of certain product lines and timing of inventory build-up, higher accounts receivable resulting from the timing of shipments to customers and lower accounts payable due to the timing of payments to vendors.

Cash Flows from Investing Activities

Net cash used in investing activities in the three months ended March 31, 2018 was $19.2 million compared to $21.2 million in the three months ended March 31, 2017. Net cash used in investing activities in the three months ended March 31, 2018 resulted from the cash payments for the purchases of property and equipment of $17.7 million and intangible assets of $1.5 million. Net cash used in investing activities in the three months ended March 31, 2017 resulted from the cash payments for the purchases of property and equipment of $18.8 million and intangible assets of $3.1 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2018 was $2.1 million compared to $92.9 million in the three months ended March 31, 2017. The cash used in financing activities in the three months ended March 31, 2018 was mainly due to principal payments of capital lease and technology license obligations of $11.3 million, principal payments of debt of $1.5 million and payment of taxes withheld on net settled vesting of restricted stock units of $0.4 million, partially offset by the proceeds from the issuance of common stock upon exercise of options of $11.1 million. The cash used in financing activities in the three months ended March 31, 2017 was mainly due to the principal payments of $86.0 million towards the outstanding principal balance of the debt and principal payments of capital lease and technology license obligations of $9.8 million, which were partially offset by the proceeds received from the issuance of common stock upon exercise of options of $2.8 million.

Capital Resources

Our cash equivalents consist of an investment in a money market fund. We believe that our $181.6 million of cash and cash equivalents as of March 31, 2018, and expected cash flow from operations, if any, will be sufficient to fund our projected operating requirements for the next 12 months.

As of March 31, 2018, our international subsidiaries held $144.1 million of our total cash and cash equivalents. We continue to repatriate cash from certain offshore operations in accordance with management’s review of our cash position and anticipated cash needs for investment in our core business, including interest charges and principal prepayments to our outstanding Term Loan Facility. We intend to repatriate substantially all foreign earnings that have been taxed in the U.S. to the extent that the foreign earnings are not restricted by local laws or accounting rules, and there are no substantial incremental costs associated with repatriating the foreign earnings. We continue to maintain our indefinite reinvestment policy with respect to immaterial earnings from certain subsidiaries and the associated tax cost is insignificant.

As of March 31, 2018, the principal outstanding debt from our Initial Term B Loan Facility amounted to $607.7 million.

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

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known through the filing of this report, we believe our exposure related to the above indemnities as of March 31, 2018, was not material. We also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2018, we had no material off-balance sheet arrangements other than our facility operating leases.

Contractual Obligations

The table below describes our contractual payment obligations and commitments, excluding liability related to uncertain tax positions as of March 31, 2018:

	Payments Due By Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Principal payment of credit facilities	$4,592	$12,245	$590,821	$-	$607,658
Estimated interest on credit facilities (LIBOR minimum)	13,890	36,409	28,986	-	79,285
Operating lease obligations	14,517	38,317	61,266	57,000	171,100
Capital lease and technology license obligations	34,313	15,806	-	-	50,119
Non-cancellable purchase orders	17,225	-	-	-	17,225
Total	$84,537	$102,777	$681,073	$57,000	$925,387

As of March 31, 2018, the liability for uncertain tax positions was $3.3 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated.

The Merger Agreement with Marvell provides Marvell and us with certain termination rights and, under certain circumstances specified in the Marvell Merger Agreement, we could be required to pay Marvell a termination fee of up to $180.0 million. Also, we recorded acquisition-related costs associated with the pending merger with Marvell primarily for outside legal and external financial advisory fees and expect additional acquisition-related costs will be incurred through the closing of the Merger.

In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either not enforceable or legally binding or are subject to change based on our business decisions.

Critical Accounting Policies and Estimates

The preparation of our financial statements and accompanying disclosures in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The Securities and Exchange Commission, or SEC, has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) stock-based compensation; (3) inventory valuation; (4) accounting for income taxes; (5) mask costs; (6) business combinations and (7) valuation of goodwill and purchased intangible assets. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. Management believes that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018 except for the recently adopted accounting guidance on revenue recognition as discussed in Note 1 of Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

With our outstanding debt following the acquisition of QLogic, we are exposed to various forms of market risk, including the potential loss arising from adverse changes in interest rates on our outstanding Initial Term B Loan Facility. See Note 10 of Notes to Condensed Consolidated Financial Statements for information regarding our outstanding debt. There were no other material changes to our quantitative and qualitative disclosures about market risk related to our investment activities during the three months ended March 31, 2018 as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 1, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Four putative class actions challenging the Merger have been filed on behalf of Cavium shareholders in the United States District Court for the Northern District of California. On January 2, 2018, a putative class action was filed by Scott Fineberg (Fineberg v. Cavium et al.). On January 8, 2018, a putative class action was filed by Tammy Raul (Raul v. Cavium et al.). Also, on January 8, 2018, a putative class action was filed by Shiva Stein (Stein v. Cavium et al.). Finally, on January 12, 2018, a putative class action was filed by Jordan Rosenblatt (Rosenblatt v. Cavium et al.). All four complaints assert claims for violation of section 14(a), Rule 14a-9 and section 20(a) based on allegations that the Registration Statement on Form S-4 filed by Marvell with the SEC on December 21, 2017 omits material information. Two of the complaints are filed against Cavium and its directors; the other two complaints name those defendants as well as the Marvell entities. All complaints also assert control person claims against the members of Cavium’s board of directors. We believe the allegations and claims asserted in the complaints in the four putative class actions are without merit, and we intend to vigorously defend our position.

A fifth putative class action challenging the Merger was filed on January 29, 2018 in the Superior Court of California, Monterey County, by Paul Berger (“the Plaintiff”) on behalf of Cavium shareholders (Berger v. Ali et al.). The Berger complaint asserts claims for breach of fiduciary duty against Cavium and its directors based on allegations that the Merger provides shareholders insufficient value and that the proxy statement omits material information. On February 13, 2018, the plaintiff in the Berger action filed a motion for a temporary restraining order, seeking to enjoin the shareholder vote pending a hearing on a yet-to-be-filed preliminary injunction motion. On March 5, 2018, we entered into a Memorandum of Understanding (the “MOU”) with the Plaintiff in the Lawsuit. In the MOU, the Plaintiff acknowledged that the Lawsuit has become moot because the Defendants disclosed additional information sought by Plaintiff in his complaint in the Joint Proxy Statement/Prospectus. The Plaintiff agreed to withdraw his previously filed application for a temporary restraining order seeking to enjoin the Proposed Merger and to dismiss the Lawsuit. On March 5, 2018, the Plaintiff filed a stipulation with the Superior Court of the State of California for the County of Monterey (i) withdrawing his application for a temporary restraining order and (ii) dismissing the claims asserted on his behalf with prejudice and on behalf of the purported class of our stockholders without prejudice. As set forth in the stipulation, counsel for the Plaintiff has reserved the right to seek an award of attorneys’ fees and reimbursement of expenses based on the creation of a benefit to our shareholders through the disclosure of additional information prompted by the pendency and prosecution of the Lawsuit. We have reserved the right to contest the amount of any fee and expense petition that the Plaintiff may pursue. If the parties cannot agree on a fee award for the Plaintiff’s counsel, the Superior Court of the State of California for the County of Monterey will ultimately determine the amount of fee award for the Plaintiff’s counsel, if any. The fee award for the Plaintiff’s counsel will not affect the amount of merger consideration to be paid by Marvell in connection with the Proposed Merger.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Item 1.A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018.

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

The Merger is subject to a number of conditions, including, among other things, (i) approval by our shareholders, (ii) approval by Parent’s shareholders of the Parent Share Issuance, (iii) the receipt of certain regulatory clearances, including required clearances from CFIUS, MOFCOM, and the OCCP, (iv) the issuance of shares of Marvell common stock pursuant to the Merger having been registered pursuant to a registration statement filed by Marvell with the SEC and declared effective by the SEC, (v) shares of Marvell common stock issuable pursuant to the Merger having been authorized for listing on NASDAQ, (vi) the absence of any order or ruling prohibiting the consummation of the Merger, and (vii) subject to certain exceptions, the accuracy of the other party’s representations and warranties and compliance with covenants. In addition, the obligation of Marvell to consummate the Merger is also subject to the satisfaction or waiver of the condition that no material adverse effect on the Company shall have occurred since the date of the Marvell Merger Agreement. There may also be conditions imposed in connection with obtaining regulatory clearance for the Merger that may reduce the potential benefits of the Merger or impact the business or financial performance of the combined companies going forward, including potential tax consequences and/or changes in shareholders rights if Marvell makes the determination to re-domesticate as a Delaware corporation or establish a Delaware holding company in connection with its efforts to obtain required regulatory clearances. There can be no assurance that these conditions to the completion of the Offer will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe or at all.  In addition, other factors, such as Marvell’s ability to obtain the debt financing it needs to consummate the Merger, may affect when and whether the Merger will occur. If the Merger is not completed, we may be subject to negative publicity or be negatively perceived by the investment or business communities and our stock price could fall to the extent that our current stock price reflects an assumption that the Merger will be completed. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business and results of our operations.

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

On August 16, 2016, in connection with our acquisition of QLogic we incurred substantial indebtedness pursuant to a Credit Agreement. The Credit Agreement provides for a $700.0 million Initial Term B Loan Facility. Our obligations under the Credit Agreement are guaranteed by a number of our subsidiaries. The Initial Term B Loan Facility will mature on August 16, 2022 and requires quarterly principal payments, with the balance payable at maturity. On March 20, 2017, we entered into an amendment to the Credit Agreement. The amendment provides for, among other things, a reduction of the interest rate margin on our outstanding Initial Term B Loan Facility by 0.75% per annum. As of March 31, 2018, the outstanding principal balance of the Initial Term B Loan Facility amounted to $607.7 million.

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

We have a history of losses during certain quarterly or annual periods since our incorporation. As of March 31, 2018, our accumulated deficit was $446.6 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development and sales and administrative expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that may require additional expenditures. As a result of these expenditures, we may not generate sufficient revenue to achieve profitability. Our revenue growth trend may not be sustainable, and accordingly, we may incur losses in the future.

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

We receive a substantial portion of our revenues from a limited number of customers. We received an aggregate of approximately 55.2% and 55.2% of our net revenue from our top five customers in the three months ended March 31, 2018 and 2017, respectively. Three customers together accounted for 40.0% and 37.6% of our net revenue in the three months ended March 31, 2018 and 2017, respectively. No other customer accounted for more than 10% of our net revenue in the three months ended March 31, 2018 and 2017. We anticipate that we will continue to be dependent on a limited number of customers for a significant portion of our revenues in the immediate future and that the portion of our revenues attributable to some of these customers may increase in the future. We may not be able to maintain or increase sales to some of our top customers for a variety of reasons, including the following:

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

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. Our competitiveness and future success depend on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. A fundamental shift in technologies in any of our product markets could harm our competitive position within these markets. Our failure to anticipate these shifts, to develop new technologies or to react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and a loss of design wins to our competitors. The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as a variety of specific implementation factors, including:

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

We have international sales offices and research and development facilities and we conduct, and expect to continue to conduct, a significant amount of our business with companies located outside the United States, particularly in Asia and Europe. Even customers based in the United States often use contract manufacturers based in Asia to manufacture their systems, and it is the contract manufacturers that often purchase products directly from us. In addition, a significant portion of our suppliers are located outside of the United States.  As a result, we face numerous challenges, including:

•	increased complexity and costs of managing international operations;
•	longer and more difficult collection of receivables;
•	difficulties in enforcing contracts generally;
•	geopolitical and economic instability and military conflicts;
•	limited protection of our intellectual property and other assets;
•	compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations;
•	trade and foreign exchange restrictions and higher tariffs;
•	travel restrictions;
•	timing and availability of import and export licenses and other governmental approvals, permits and licenses, including export classification requirements;
•	foreign currency exchange fluctuations relating to our international operating activities;
•	transportation delays and limited local infrastructure and disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers;
•	difficulties in staffing international operations;
•	heightened risk of terrorism;
•	local business and cultural factors that differ from our normal standards and practices;
•	differing employment practices and labor issues;
•	regional health issues and natural disasters; and
•	work stoppages.

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

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Agreement and Plan of Merger between Marvell Technology Group Ltd., Kauai Acquisition Corporation and the Registrant, dated November 19, 2017 (1)

2.2*	Agreement and Plan of Merger and Reorganization between the Registrant, Quasar Acquisition Corporation and QLogic Corporation, dated June 15, 2016 (2)

3.1	Restated Certificate of Incorporation of the Registrant (3)

3.2	Amended and Restated Bylaws of the Registrant(4)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of the Registrant’s Common Stock Certificate (5)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Arthur D. Chadwick, Chief Financial Officer

32.1**

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Syed B. Ali, President and Chief Executive Officer and Arthur D. Chadwick, Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (No. 001-33435), filed with the SEC on November 22, 2017, and incorporated herein by reference.

(2)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (No. 001-33435), filed with the SEC on June 15, 2016, and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (No. 001-33435), filed with the SEC on June 20, 2011, and incorporated herein by reference.

(4)	Filed as Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1/A (No. 333-140660), filed with the SEC on April 13, 2007, as amended, and incorporated herein by reference.

(5)	Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A (No. 333-140660), filed with the SEC on April 24, 2007, as amended, and incorporated herein by reference.

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

CAVIUM, INC.

Date: May 2, 2018	By:	/S/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Chief Financial Officer and Vice President of Finance and Administration